Form 10-Q
period 1998-03-31
ANNUITY & LIFE RE HOLDINGS LTD
filed 1998-05-14
CIK 1051628

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER 0-23625

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         BERMUDA                                                NOT APPLICABLE
             (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                   IDENTIFICATION NO.)

     VICTORIA HALL, VICTORIA STREET, P.O. BOX 98, HAMILTON, HM AX, BERMUDA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  441-296-7667
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  ___   No  X

The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of May 13, 1998 was 25,499,999.

================================================================================

                               INDEX TO FORM 10-Q

                        PART I -- FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1.     Unaudited Consolidated Financial Statements
            Consolidated Balance Sheets
            March 31, 1998 and December 31, 1997........................      3
            Consolidated Statement of Operations
            Three Months ended March 31, 1998...........................      4
            Consolidated Statement of Cash Flows
            Three Months ended March 31, 1998...........................      5
            Notes to Unaudited Consolidated Financial Statements........      6
ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations...............      7
                          PART II -- OTHER INFORMATION
ITEM 2.     Changes in Securities.......................................      8
ITEM 4.     Submission of Matters to a Vote of Security Holders.........      8
ITEM 6.     Exhibits and Reports on Form 8-K............................      8
Signatures..............................................................      9
Exhibits................................................................

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                          CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED

                                                                 MARCH 31     DECEMBER 31
                                                                   1998          1997
                                                                ----------    -----------
ASSETS
Cash........................................................    $  249,994    $   250,000
Deferred Equity Offering Costs..............................     4,703,782        233,000
Other.......................................................       110,920
                                                                ----------    -----------
          Total Assets......................................    $5,064,696    $   483,000
                                                                ==========    ===========
LIABILITIES
Accounts Payable............................................    $5,263,682    $   233,000
                                                                ----------    -----------
          Total Liabilities.................................    $5,263,682    $   233,000
                                                                ==========    ===========
STOCKHOLDERS' EQUITY
Preferred Shares -- (par value $1.00; 50,000,000 shares
  authorized; no shares outstanding)........................    $       --    $        --
Common Shares -- (par value $1.00; 100,000,000 shares
  authorized; 12,000 shares outstanding)....................        12,000         12,000
Additional paid-in capital..................................       238,000        238,000
Accumulated deficit.........................................      (448,986)            --
                                                                ----------    -----------
          Total stockholders' equity........................    $ (198,986)   $   250,000
                                                                ==========    ===========
Total liabilities and stockholders' equity..................    $5,064,696    $   483,000
                                                                ==========    ===========

          See accompanying notes to consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   UNAUDITED

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 1998
                                                              ------------------
REVENUES....................................................      $      --
                                                                  ---------
BENEFITS AND EXPENSES
     Operating Expenses.....................................        407,372
     Organizational Expenses................................         41,614
                                                                  ---------
          Total Benefits and Expenses.......................        448,986
                                                                  ---------
NET LOSS....................................................      $(448,986)
                                                                  =========

          See accompanying notes to consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   UNAUDITED

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 1998
                                                              ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss....................................................      $(448,986)
Adjustments to reconcile net loss to cash used by operating
  activities:
Increase in other assets....................................       (110,920)
Increase in accounts payable relating to operating
  activities................................................        559,900
                                                                  ---------
Net cash used by operating activities.......................             (6)
Cash, beginning of period...................................        250,000
                                                                  ---------
Cash, end of period.........................................      $ 249,994
                                                                  =========

          See accompanying notes to consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

     Annuity and Life Re (Holdings), Ltd. ("Holdings") was incorporated on December 2, 1997 under the laws of Bermuda to provide annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiary, Annuity and Life Reassurance Ltd. ("Annuity Reassurance" and, together with Holdings, the "Company"). Annuity Reassurance is licensed under the insurance laws of Bermuda as a long term insurer.

2.   Basis of Presentation

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions as to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Registration Statement (File No. 333-43301) dated April 8, 1998. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements.

     During the period from the date of its inception to December 31, 1997, the Company did not incur any income or expenses that are required to be reported in a statement of income or a statement of cash flows under United States generally accepted accounting principles. Therefore, consolidated statements of income and cash flows have not been presented for that comparative fiscal period.

3.   Earnings Per Share

     At March 31, 1998 and December 31, 1997 all outstanding common shares of the Company were owned by the Annuity Re Purpose Trust, a Bermuda Trust. The Trust was established for the sole purpose of providing the initial capitalization to the Company. Subsequent to the initial closing of the initial public offering of the Company's common shares on April 15, 1998, the Purpose Trust sold such common shares to the Company for an aggregate price of $12,000 and such common shares were then canceled.

     Accordingly, earnings per share calculations are not provided in these financial statements as they would not provide any meaningful information.

4.   Organizational Expenses

     In April 1998 the American Institute of Certified Public Accountants issued Statement of Position 98-5, entitled Reporting on the Costs of Start-up Activities. This Statement is effective for financial statements beginning after December 15, 1998 and requires that the costs of start-up activities, including formation and organization costs, be expensed as incurred. The Company has adopted this policy effective January 1, 1998. All formation and organization costs incurred prior to March 31, 1998 have been expensed in the fiscal quarter ended March 31, 1998.

5.   Offering Costs

     Certain estimated equity offering costs incurred in connection with the Company's initial public offering, including amounts payable for investment banking and financial advisory services, have been deferred and will be deducted from the gross proceeds of the offering.

6.   Subsequent Event

     On April 17, 1998, the Company completed an initial public offering of 19,640,579 common shares. Total proceeds received net of underwriting discounts and commissions were $276,932,164.

     Simultaneous with the initial closing of the initial public offering, direct sales of 5,859,420 common shares and 397,500 Class B Warrants were made to strategic investors, certain members of the Board of Directors and Company management. Total net proceeds were $82,617,806.

     Total capitalization of the Company after the initial public offering and direct sales of the Company's common shares and after deducting equity offering costs incurred of approximating $4,750,000 and related loans to officers, is approximately $353,500,000.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   General

     Annuity and Life Re (Holdings), Ltd. ("Holdings") was incorporated on December 2, 1997 under the laws of Bermuda to provide annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiary, Annuity and Life Reassurance, Ltd. ("Annuity Reassurance" and together with Holdings, the "Company"). Annuity Reassurance is licensed under the insurance laws of Bermuda as a long term insurer.

2.   Operating Results

     For the three month period ended March 31, 1998, a net loss of $448,986 was incurred. This is related to operating expenses and costs incurred in the formation and organization of the Company. The Company had no revenue during the period.

     Insurance operations commenced in April 1998 following completion of the initial public offering and direct sales of the Company's common shares as described in the following section.

3.   Liquidity and Capital Resources

     On April 17, 1998, the Company completed an initial public offering of 19,640,579 common shares. Total proceeds received net of underwriting discounts and commissions were $276,932,164.

     Simultaneous with the initial closing of the initial public offering, direct sales of 5,859,420 common shares and 397,500 Class B Warrants were made to strategic investors, certain members of the Board of Directors and Company management. Total net proceeds received were $82,617,806.

     Total capitalization of the Company after the initial public offering and direct sales of the Company's common shares and after deducting equity offering costs incurred of approximating $4,750,000 and related loans to officers, is approximately $353,500,000.

     The Company does not presently anticipate that it will incur any material indebtedness in the ordinary course of its business other than obtaining letters of credit as security for certain of its reinsurance agreements.

     The Company currently has no material commitments for capital expenditures.

4.   Forward-Looking and Cautionary Statements

     The Company and its representatives may from time to time make written or oral forward-looking statements, including those contained in the foregoing Management's Discussion and Analysis. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying certain important factors which could cause the Company's actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of the Company. The factors that could cause such forward-looking statements not to be realized include, without limitation, acceptance in the market of the Company's reinsurance products; pricing competition; the amount of underwriting capacity from time to time in the market; general economic conditions and conditions specific to the reinsurance and investment markets in which the Company operates, material fluctuations in interest rate levels; regulatory changes and conditions; rating agency policies and practices; claims development; and loss of key executives. The Company cautions that the foregoing list of important factors is not intended to be, and is not, exhaustive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

     On April 8, 1998, the Company's Registration Statement on Form S-1 (File No. 333-43301) was declared effective by the Securities and Exchange Commission and the offering of the Company's common shares under such Registration Statement commenced. Prudential Securities Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BT Alex. Brown Incorporated, CIBC Oppenheimer Corp. and Schroder & Co. Inc. (the "Representatives") served as the representatives of the underwriters of the offering. The initial closing of the offering was held on April 15, 1998. Subsequent to the initial closing, the Representatives exercised the underwriters' over-allotment option in full, and the closing of such additional purchases was held on April 17, 1998.

     All of the 19,640,579 common shares registered by the Company were sold prior to the termination of the offering. The gross proceeds of the offering were $294,608,685, of which $17,676,521 constituted underwriting discounts and commissions. In addition, the Company incurred approximately $4,750,000 in expenses related to the offering, including $2,000,000 paid to Inter-Atlantic Securities Corporation ("IASC") for certain advisory services related to the offering and $473,272 paid to IASC as reimbursement for certain offering expenses incurred on the Company's behalf. Three of the Company's directors are owners, directors and/or officers of IASC and/or its parent company, Inter-Atlantic Capital Partners, Inc. The net proceeds of the offering were $353,500,000, of which $8,500,000 has been invested by the Company in short-term, investment grade, interest bearing securities and will be used for working capital purposes. The balance of the net proceeds has been contributed by the Company to Annuity Reassurance to support its reinsurance underwriting capacity and has been invested in accordance with Annuity Reassurance's investment guidelines.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Between January 1, 1998 and March 31, 1998, the Annuity Re Purpose Trust (the "Sole Member"), a Bermuda Trust, owned 12,000 common shares of the Company, which constituted all of the outstanding common shares of the Company.

     On January 15, 1998, the Sole Member, by the way of Unanimous Written Resolution, ratified and approved: (1) the Company's Initial Stock Option Plan for key employees, eligible non-employee directors and consultants; (2) the issuance of Class A Warrants by the Company to certain directors and officers of the Company and certain other persons and a related Registration Rights Agreement; and (3) an Agreement between the Company and IASC, under which IASC agreed to provide services to the Company in connection with the formation of the Company and the initial public offering by the Company's common shares. In addition, the Sole Member, by the way of same Unanimous Written Resolution, approved and adopted the Revised Bye-Laws of the Company. As a result of the Unanimous Written Resolution, 12,000 common shares were voted in favor of the above-mentioned matters, and zero common shares were voted against the above mentioned matters.

     On February 19, 1998, the Sole Member of the Company, by way of a Unanimous Written Resolution, approved an amendment to the Company's Initial Stock Option Plan. In addition, the Sole Member, by way of the same Unanimous Written Resolution, modified certain specifications concerning the terms of members of the Company's Board of Directors that had been approved at a statutory meeting of the Members of the Company on December 3, 1997, and approved the following terms for members of the Company's Board of Directors: Frederick S. Hammer (Class 1), Michael P. Esposito, Jr. (Class 3), Robert M. Lichten (Class 2), Lawrence S. Doyle (Class 3), and Charles G. Collis (Class 1). The initial terms of the Class 1 Directors, Class 2 Directors and Class 3 Directors are scheduled to expire at the first, second and third annual meetings of the Company's shareholders, respectively. Mr. Collis has since resigned as a director of the Company. As a result of the Unanimous Written Resolution, 12,000 common shares were voted in favor of the above-mentioned matters, and zero common shares were voted against the above mentioned matters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits -- The following exhibits are filed as part of this report on Form 10-Q:

     10     Underwriting Agreement

     27     Financial Data Schedule

(b) Reports on Form 8-K -- There were no reports filed on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Annuity and Life Re (Holdings), Ltd.

Date: May 13, 1998                                      /s/ LAWRENCE S. DOYLE
                                                        ------------------------------------------------------------
                                                        Name: Lawrence S. Doyle
                                                        Title: President and Chief Executive Officer
                                                               (Principal Executive Officer)

Date: May 13, 1998                                      /s/ WILLIAM W. ATKIN
                                                        ------------------------------------------------------------
                                                        Name: William W. Atkin
                                                        Title: Chief Financial Officer and Treasurer
                                                               (Principal Accounting and Financial Officer)