Form 10-Q
period 1998-06-30
ANNUITY & LIFE RE HOLDINGS LTD
filed 1998-08-13
CIK 1051628

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23625

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
             (Exact name of registrant as specified in its charter)



             Bermuda                           Not applicable
 (State or other jurisdiction of                (IRS Employer
  incorporation or organization)            Identification Number)


               Victoria Hall, Victoria Street,  Hamilton, Bermuda
                    (Address of principal executive offices)


                                  441-296-7667
              (Registrant's Telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [x]    No [ ]


The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of August 13, 1998 was 25,499,999.

                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION


                                                                                            PAGE
 ITEM 1.   Unaudited Consolidated Financial Statements


           Consolidated Balance Sheets
           June 30, 1998 and December 31, 1997 ..........................................    3


           Consolidated Statements of Operations
           Three and Six Months ended June 30, 1998......................................    4


           Consolidated Statement of Cash Flows
           Six Months ended June 30, 1998................................................    5



           Consolidated Statements of Changes in Stockholders' Equity
           Three and Six Months ended June 30, 1998......................................    6


           Notes to Unaudited Consolidated Financial Statements..........................   7-9


 ITEM 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations ................................  10-12




                                     PART II - OTHER INFORMATION



 ITEM 2.        Changes in Securities and Use of Proceeds


 ITEM 6.        Exhibits and Reports on Form 8-K

 Signatures


 Exhibits

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

                      (Expressed in United States Dollars)


                                                           June 30, 1998         December 31, 1997
                                                           -------------         -----------------
ASSETS

    Cash and cash equivalents                               $  6,414,642                $250,000
    Short term investments                                    51,506,706                      -
    Fixed maturity investments, available for sale,
    at fair value (amortized cost of $326,956,353
    at June 30, 1998: December 31, 1997: $nil)               327,868,707                      -
    Accrued investment income                                  4,637,335                      -
    Receivable for investments sold                           25,007,710                      -
    Other assets                                                 257,597                 233,000
                                                            ------------                --------

           Total Assets                                     $415,692,697                $483,000
                                                            ============                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

    Accounts payable and accrued expenses                   $    508,438                $233,000
    Payable for investments purchased                         57,476,467                      -
                                                            ------------                --------

           Total Liabilities                                $ 57,984,905                $233,000
                                                            ------------                --------

STOCKHOLDERS' EQUITY

Preferred Shares - (par value $1.00; 50,000,000             $         -                 $     -
    shares authorized; no shares outstanding)
Common Shares - (par value $1.00: 100,000,000
    shares authorized; 25,499,999 shares
    outstanding; 1997 - 12,000)                               25,499,999                  12,000
Additional paid-in capital                                   329,513,726                 238,000
Notes receivable from stock sales                             (1,344,312)                     -
Accumulated other comprehensive income                           912,354                      -
Retained earnings                                              3,126,025                      -
                                                            ------------                --------

           Total Stockholders' Equity                       $357,707,792                $250,000
                                                            ------------                --------

           Total Liabilities and Stockholders' Equity       $415,692,697                $483,000
                                                            ============                ========

See accompanying notes to consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                      (Expressed in United States Dollars)


                                                      Three Months Ended          Six Months Ended
                                                         June 30, 1998              June 30, 1998
                                                     ---------------------       -------------------
REVENUES

    Investment income, net of related expenses              $  4,299,615             $   4,299,615
    Net realized investment gains                                148,674                   148,674

                                                            ------------             -------------
                 Total Revenues                             $  4,448,289             $   4,448,289
                                                            ------------             -------------

BENEFITS AND EXPENSES

    Operating expenses                                      $    845,853             $   1,253,225
    Organizational expenses                                       27,425                    69,039
                                                            ------------             -------------

    Total Benefits and Expenses                             $    873,278             $   1,322,264
                                                            ------------             -------------

         Net Income                                            3,575,011                 3,126,025

         Total Other Comprehensive Income                        912,354                   912,354
                                                            ------------             -------------

         Comprehensive Income                               $  4,487,365             $   4,038,379
                                                            ============             =============

    NET INCOME PER COMMON SHARE:

         Basic                                              $       0.17

         Diluted                                            $       0.16



See accompanying notes to consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

                      (Expressed in United States Dollars)


                                                              Six Months Ended
                                                                June 30, 1998
                                                            ---------------------
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                  $     3,126,025
    Adjustments to reconcile net income to cash used in
    operating activities:
    Net realized investment gains                                      (148,674)
    Change in:
    Accrued investment income                                        (4,637,335)
    Other assets                                                        (24,597)
    Accounts payable                                                    275,438
                                                                 --------------

    Net cash used in operating activities                            (1,409,143)
                                                                 ---------------
    CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of fixed maturity securities                160,662,501
    Purchase of fixed maturity securities                          (455,001,423)
    Purchase of short term investments                              (51,506,706)
                                                                 ---------------

    Net cash used in investing activities                          (345,845,628)
                                                                 ---------------

    CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from sale of company stock                         353,419,413
                                                                 --------------

    Net cash provided by financing activities                       353,419,413
                                                                 --------------


    Increase in cash and cash equivalents                             6,164,642
    Cash and cash equivalents, beginning of period                      250,000
                                                                 --------------

    Cash and cash equivalents, end of period                     $    6,414,642
                                                                 ==============





See accompanying notes to consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                   UNAUDITED

                      (Expressed in United States Dollars)

                                                   Three months Ended             Six months Ended
                                                      June 30, 1998               June 30, 1998
                                                      -------------               -----------------
    PREFERRED SHARES PAR VALUE $1.00
    Balance at beginning and end of period           $             -               $          -

    COMMON SHARES PAR VALUE $1.00
    Balance of beginning of period                   $        12,000               $     12,000
    Issuance of shares                                    25,499,999                 25,499,999
    Retirement of shares                                     (12,000)                   (12,000)
                                                     ----------------              ------------


    Balance at end of period                         $    25,499,999               $ 25,499,999
                                                     ---------------               ------------

    ADDITIONAL PAID-IN CAPITAL
    Balance at beginning of period                   $       238,000               $    238,000
    Issuance of shares                                   334,049,964                334,049,964
    Direct equity offering expenses                       (4,774,238)                (4,774,238)
                                                     ----------------              ------------


    Balance at end of period                         $   329,513,726               $329,513,726
                                                     ---------------               ------------


    NOTES RECEIVABLE FROM STOCK SALES
    Balance at beginning of period                   $             -               $          -
    Notes issued                                          (1,325,000)                (1,325,000)
    Accrued interest during period                           (19,312)                   (19,312)
                                                     ----------------              ------------


    Balance at end of period                         $    (1,344,312)              $ (1,344,312)
                                                     ----------------              ------------


    ACCUMULATED OTHER COMPREHENSIVE INCOME
    Balance at beginning of period                   $             -               $          -
    Net unrealized gains on securities                       912,354                    912,354
                                                     ---------------               ------------

    Balance at end of period                         $       912,354               $    912,354
                                                     ---------------               ------------

    RETAINED EARNINGS
    Balance at beginning of period                   $      (448,986)              $          -
    Net income                                             3,575,011                  3,126,025
                                                     ---------------               ------------


    Balance at end of period                               3,126,025                  3,126,025
                                                     ---------------               ------------

    TOTAL STOCKHOLDERS' EQUITY                       $   357,707,792               $357,707,792
                                                     ===============               ============

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

    It should be noted that, in view of the Company's limited operating history, the financial data included herein is not necessarily indicative of the results operations or financial condition of the Company in the future.

    During the period from the date of its inception to December 31, 1997, the Company did not incur any income or expenses that are required to be reported in a statement of income or a statement of cash flows under United States generally accepted accounting principles. Therefore, consolidated statements of income and cash flows have not been presented for that comparative fiscal period.

3.  EARNINGS PER SHARE

    Earnings per share has been calculated in accordance with FASB Statement No. 128. The following table sets forth the computation of basic and diluted earnings per share for the three month period ending June 30, 1998. The Company was nominally capitalized with 12,000 common shares during the period from its incorporation to the date of the initial public offering and did not commence operations until April, 1998. For this reason the presentation of earnings per share for the six month period ended June 30, 1998 would not provide any meaningful information to investors, and it has therefore not been presented.

                                                                               Three Months
                                                                            Ended June 30, 1998
                                                                            -------------------
    Net Income                                                                  $3,575,011
                                                                                ----------

    Weighted average number of common shares outstanding                        21,016,483
                                                                                ----------

    Weighted average number of common shares outstanding
    including shares issuable from exercise of options and warrants             22,405,132
                                                                                ----------

    Earnings per share                                                             $0.17

    Earnings per share assuming dilution                                           $0.16

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.  COMPREHENSIVE INCOME


    The following table presents the components of the Company's comprehensive income, other than net income, for the six month period to June 30, 1998:

    UNREALIZED GAINS ON SECURITIES:

    Balance at January 1, 1998                                                       -
    Unrealized holding gains arising during period                             $  912,354
    Less reclassification adjustment for gains
         realized in net income                                                      -

                                                                               ----------

    Balance at June 30, 1998                                                   $  912,354
                                                                               ----------


5.  ORGANIZATIONAL EXPENSES

    All formation and organization costs incurred have been expensed in the six-month period ending June 30, 1998.

6.  STOCKHOLDERS' EQUITY

    On April 17, 1998 the Company completed an initial public offering of 19,640,579 common shares; total proceeds received net of underwriting discounts and commissions were $276,932,164. Simultaneous with the initial closing of the public offering, direct sales of 5,859,420 common shares and 397,500 Class B warrants were made to strategic investors, certain members of the Board of Directors and Company management; total net proceeds were $82,617,806.

    At December 31, 1997 all outstanding common shares of the Company were owned by the Annuity Re Purpose Trust, a Bermuda trust. The Trust was established for the sole purpose of providing the initial capitalization to the Company. Subsequent to the initial closing of the initial public offering of the Company's common shares on April 15, 1998, the Purpose Trust sold such common shares to the Company for an aggregate purchase price of $12,000 and such common shares were then canceled.

    At June 30, 1998 total capitalization of the Company after deducting the offering costs incurred directly by the Company of $4,774,238 and related loans to management in the amount of $1,344,312 was $357,707,792. The net proceeds from the offering were used to provide working capital and to capitalize the operating subsidiary, Annuity Reassurance, in support of its reinsurance underwriting capacity with all funds being invested in accordance with the Company's investment guidelines.

5.  ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for the years beginning after December 15, 1997. SFAS No. 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that may differ from current accounting practice.

    Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The adoption of SFAS No. 131 will not affect the Company's results of operations or financial position, but may affect the disclosure of segment information. The Company plans to adopt SFAS No. 131 during 1998, however SFAS No. 131 need not be applied to interim financial information in the initial year of its application.

    In February 1998, the FASB issued SFAS 132 "Employers Disclosures about Pensions and other Post Retirement Benefits". This Statement is effective for fiscal years beginning after December 15, 1997. The Company considers it unlikely that this Statement will affect its disclosures significantly.

    In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently reviewing the impact of this standard on its financial reporting.

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

2.  OPERATING RESULTS

    Insurance operations commenced in mid-April 1998 following completion of the initial public offering and direct sales of the Company's common shares.

    For the initial operating three month period ending June 30,1998, the Company had consolidated net income of approximately $3,575,000, which is $0.17 per common share or $0.16 on a fully diluted basis. A loss of approximately $449,000 was incurred during the three month period ended March 31, 1998 relating to expenses and costs incurred in the formation and organization of the Company. Earnings per share for the six months ended June 30, 1998 is not presented as the nominal capitalization of the Company during the period up to the date of the initial public offering results in an amount that is not considered meaningful.

    During the Company's first ten weeks of operations ended June 30, 1998, it has focused its efforts on developing its underwriting and pricing systems and marketing the Company to the leading purchasers of annuity and life reinsurance. While there has been significant interest in the Company from life insurance entities, the Company did not execute any reinsurance contracts during the period ended June 30, 1998. The earnings for the quarter were from the income on the investment portfolio which totaled approximately $4,448,000. Operating expenses for the period amounted to approximately $873,000 and are in line with the Company's plan to be a low cost provider. The Company is working on a number of significant reinsurance programs which if successfully finalized are expected to be recorded later in the year.

    Management believes that the results of operations are not indicative of future financial results of the Company. With insurance operations beginning in mid April following completion of the initial public offering and direct sales of its common shares, the Company is in the early stages of a start-up operation. During 1998, the Company intends to follow its business plan for developing its reinsurance business and writing reinsurance contracts while maintaining its low cost structure and operation.

3.  LIQUIDITY AND CAPITAL RESOURCES

    On April 17, 1998 the Company completed an initial public offering of 19,640,579 common shares; total proceeds received net of underwriting discounts and commissions were $276,932,164. Simultaneous with the initial closing of the public offering, direct sales of 5,859,420 common shares and 397,500 Class B warrants were made to strategic investors, certain members of the Board of Directors and Company management; total net proceeds were $82,617,806.

    At December 31, 1997 all outstanding common shares of the Company were owned by the Annuity Re Purpose Trust, a Bermuda trust. The trust was established for the sole purpose of providing the initial capitalization to the Company.

    Subsequent to the initial closing of the initial public offering of the Company's common shares on April 15,1998, the Purpose Trust sold such common shares to the Company for an aggregate purchase price of $12,000 and such common shares were then canceled.

    At June 30, 1998 total capitalization of the Company after deducting offering costs incurred directly by the Company of $4,774,238 and related loans to management in the amount of $1,344,312 was $357,707,792. The net proceeds were used to provide working capital and to capitalize the operating subsidiary, Annuity Reassurance, in support of its reinsurance underwriting capacity with all funds being invested in accordance with the Company's investment guidelines.

    The Company does not presently anticipate that it will incur any material indebtedness in the ordinary course of its business other than obtaining letters of credit as security for certain of its reinsurance agreements.

    The Company currently has no material commitments for capital expenditures.

4.  INVESTMENT RESULTS

    The net proceeds from the initial public offering were invested by the Company in short term and fixed maturity securities in accordance with the Company's investment guidelines. The entire portfolio of fixed maturity securities has been classified as available for sale.

    During the initial operating period beginning in late April through June 30, 1998 investment income, net of expenses was approximately $4,448,000 including realized investment gains of approximately $149,000. The average earned yield rate on an annualized basis for this period on invested assets (cash, short terms and fixed maturity securities) was approximately 6.36%.

    Due to the initial structuring and repositioning of the portfolio there was significant turnover. This was intended to optimize the Company's future income level and reflects the overall level and movement of interest rates. From this turnover, the Company realized approximately $149,000 in investment gains. In addition, at June 30, 1998, the Company's portfolio of fixed maturity securities had unrealized gains of approximately $912,000 which was included in Other Comprehensive Income.

5.  FORWARD-LOOKING AND CAUTIONARY STATEMENTS

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

                          PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


         Recent Sales of Unregistered Securities

         On April 15, 1998, concurrently with its initial public offering the Company sold an aggregate of 5,638,299 Common Shares and Class B Warrants to purchase an aggregate of 397,500 Common Shares to The Prudential Insurance Company of America, EXEL Limited, Risk Capital Reinsurance Company, Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda), L.P. (collectively, the "Strategic Investors") pursuant to securities purchase agreements (the "Direct Sales"). The Prudential Insurance Company of America purchased 1,028,369 Common Shares and Class B Warrants to purchase an additional 72,500 Common Shares for an aggregate purchase price of $14.5 million. EXEL Limited and Risk Capital Reinsurance Company each purchased 1,418,440 Common Shares and Class B Warrants to purchase an additional 100,000 Common Shares for an aggregate purchase price for each such purchaser of $20.0 million. Insurance Partners, L.P. purchased 1,143,065 Common Shares and Class B Warrants to purchase an additional 80,586 Common Shares for an aggregate purchase price of $16.1 million. Insurance Partners Offshore (Bermuda), L.P. purchased 629,985 Common Shares and Class B Warrants to purchase an additional 44,414 Common Shares for an aggregate purchase price of $8.9 million.

         The securities sold to the Strategic Investors are exempt from registration pursuant to Section 4(2) of the Securities Act, based on the fact that the securities were sold to accredited investors who had access to financial and other relevant data concerning the Company.

         The exercise price of the Class B Warrants is $15.00 per share, subject to customary anti-dilution adjustments for certain events, including stock-splits and the issuance of Common Shares below the exercise price for the Class B Warrants or below the then current fair market value of the Common Shares. The Class B Warrants become exercisable in three equal annual installments commencing on the first anniversary of the consummation of the Direct Sales. In the event of a change in control of the Company, the Class B Warrants then outstanding will become immediately exercisable. The Class B Warrants will expire on the tenth anniversary of the consummation of the Direct Sales.

         Use of Proceeds

         On April 8, 1998, the Company's Registration Statement on Form S-1 (File No. 333-43301) was declared effective by the Securities and Exchange Commission, and the offering of the Company's Common Shares under such Registration Statement commenced. Prudential Securities Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BT Alex. Brown Incorporated, CIBC Oppenheimer Corp. and Schroder & Co., Inc. (the "Representatives" ) served as the representatives of the
         underwriters of the offering.   The initial closing of the offering
         was held on April 15, 1998. Subsequent to the initial closing, the Representatives exercised the underwriters over allotment option in full, and the closing of such additional purchases was held on April 17, 1998.

         All of the 19,640,579 Common Shares registered by the Company were sold prior to the termination of the offering. The gross proceeds of the offering were $294,608,685 of which $17,676,521 constituted underwriting discounts and commissions. In addition, the Company incurred approximately $4,750,000 in expenses related to the offering, including $2,000,000 paid to Inter-Atlantic Securities Corporation ("IASC") as reimbursement for certain advisory services related to the offering and $473,272 paid to IASC as reimbursement for certain offering expenses incurred on the Company's behalf.

         Three of the Company's directors are owners, directors and/or officers of IASC and/or its parent company, Inter-Atlantic Capital Partners, Inc. The net proceeds of the offering (including sales of the Strategic Investors and certain of the Company's directors and officers, as set forth below) were $353,500,000 of which $8,500,000 has been invested by the Company in short-term, investment grade, interest bearing securities and will be used for working capital purposes. The balance of the net proceeds has been contributed by the Company in short-term, investment grade, interest bearing securities and will be used for working capital purposes. The balance of the net proceeds has been contributed by the Company to Annutiy Reassurance to support its reinsurance underwriting capacity and has been invested in accordance with Annuity Reassurances investment guidelines.

         On April 18, 1998, the Company sold by a separate prospectus 221,121 Common Shares directly to certain of its directors and officers for an aggregate purchase price of $3.1 million.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits - The following exhibits are filed as part of this report on Form 10-Q:

           11   Computation of Earnings Per Share
           27   Financial Data Schedule


     (b) Reports on Form 8-K - There were no reports on Form 8K filed during the period ended June 30, 1998:

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Annuity and Life Re (Holdings), Ltd.



Date:    August 13, 1998                   -------------------------
                                           Name:   Lawrence S. Doyle
                                           Title:  President and Chief Executive Officer
                                                   (Principal Executive Officer)



Date:    August 13, 1998
                                           ------------------------
                                           Name:   William W. Atkin
                                           Title:  Chief Financial Officer and Treasurer
                                                   (Principal Accounting and Financial Officer)