Form 10-Q
period 1998-09-30
ANNUITY & LIFE RE HOLDINGS LTD
filed 1998-11-12
CIK 1051628

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

              CUMBERLAND HOUSE, VICTORIA STREET, HAMILTON, BERMUDA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                                Yes [X]  No [ ]

     The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of November 12, 1998 was 25,499,999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                        PART I -- FINANCIAL INFORMATION

                                                                       PAGE
                                                                       -----
Item 1.  Unaudited Consolidated Financial Statements
         Consolidated Balance Sheets
                                                                           3
         September 30, 1998 and December 31, 1997....................

         Consolidated Statements of Operations
                                                                           4
         Three and Nine Months ended September 30, 1998..............

         Consolidated Statements of Comprehensive Income
                                                                           5
         Three and Nine Months ended September 30, 1998..............

         Consolidated Statements of Cash Flows
                                                                           6
         Three and Nine Months ended September 30, 1998..............

         Consolidated Statements of Changes in Stockholders' Equity
                                                                           7
         Three and Nine Months ended September 30, 1998..............

                                                                         8-9
         Notes to Unaudited Consolidated Financial Statements........

Item 2.  Management's Discussion and Analysis of
                                                                       10-12
         Financial Condition and Results of Operations...............

PART II -- OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................     12

Signatures...........................................................     12

Exhibits.............................................................

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                             SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                                             ------------------    -----------------
ASSETS
  Cash and cash equivalents................................    $   14,554,274          $250,000
  Fixed maturity investments, available for sale, at fair
     value (amortized cost of $341,963,820 at September 30,
     1998: December 31, 1997: $nil)........................       349,496,258                --
  Funds withheld at interest...............................       983,216,793                --
  Accrued investment income................................         4,781,291                --
  Receivable for investments sold..........................         1,009,112                --
  Deferred policy acquisition costs........................       127,981,918                --
  Reinsurance receivables..................................        21,422,575                --
  Other assets.............................................           390,781           233,000
                                                               --------------          --------
          Total Assets.....................................    $1,502,853,002          $483,000
                                                               ==============          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Reserves for future policy benefits......................    $   19,831,500          $     --
  Interest-sensitive contracts liabilities.................     1,057,701,804                --
  Other reinsurance liabilities............................        53,496,907                --
  Accounts payable and accrued expenses....................           858,127           233,000
                                                               --------------          --------
          Total Liabilities................................    $1,131,888,338          $233,000
                                                               --------------          --------
STOCKHOLDERS' EQUITY
  Preferred Shares (par value $1.00; 50,000,000 shares
     authorized; no shares outstanding)....................    $           --          $     --
  Common Shares (par value $1.00; 100,000,000 shares
     authorized; 25,499,999 shares outstanding;
     1997 -- 12,000).......................................        25,499,999            12,000
  Additional paid-in capital...............................       329,513,726           238,000
  Notes receivable from stock sales........................        (1,367,690)               --
  Accumulated other comprehensive income...................         7,532,438                --
  Retained earnings........................................         9,786,191                --
                                                               --------------          --------
          Total Stockholders' Equity.......................    $  370,964,664          $250,000
                                                               --------------          --------
          Total Liabilities and Stockholders' Equity.......    $1,502,853,002          $483,000
                                                               ==============          ========

          See accompanying notes to consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                THREE MONTHS          NINE MONTHS
                                                                   ENDED                 ENDED
                                                             SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
                                                             ------------------    ------------------
REVENUES
  Net premiums.............................................     $15,027,750           $15,027,750
  Investment income, net of related expenses...............       5,366,566             9,666,181
  Net realized investment gains............................       1,018,990             1,167,664
                                                                -----------           -----------
          Total Revenues...................................     $21,413,306           $25,861,595
                                                                -----------           -----------
BENEFITS AND EXPENSES
  Claims and policy benefits...............................     $ 8,399,500           $ 8,399,500
  Policy acquisition costs and other insurance expenses....       5,162,175             5,162,175
  Operating expenses.......................................       1,191,465             2,444,690
  Organizational expenses..................................              --                69,039
                                                                -----------           -----------
     Total Benefits and Expenses...........................     $14,753,140           $16,075,404
                                                                -----------           -----------
     Net Income............................................     $ 6,660,166           $ 9,786,191
                                                                ===========           ===========
NET INCOME PER COMMON SHARE (NOTE 3):
  Basic....................................................     $      0.26           $      0.44
  Diluted..................................................     $      0.25           $      0.42

          See accompanying notes to consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                THREE MONTHS          NINE MONTHS
                                                                   ENDED                 ENDED
                                                             SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
                                                             ------------------    ------------------
Net Income for period......................................     $ 6,660,166           $ 9,786,191
Other comprehensive income;
  Unrealized holding gains on securities arising during
  period...................................................       6,620,084             7,532,438
                                                                -----------           -----------
          Total Comprehensive income.......................     $13,280,250           $17,318,629
                                                                ===========           ===========

          See accompanying notes to consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                THREE MONTHS          NINE MONTHS
                                                                   ENDED                 ENDED
                                                             SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
                                                             ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................    $   6,660,166       $        9,786,191
Adjustments to reconcile net income to cash flow
  from operating activities:
Net realized investment gains..............................       (1,018,990)              (1,167,664)
Changes in:
Accrued investment income..................................         (143,956)              (4,781,291)
Reinsurance receivables....................................      (21,422,575)             (21,422,575)
Other assets...............................................         (133,184)                (157,781)
Reserves for future policy benefits........................       19,831,500               19,831,500
Accounts payable...........................................          349,689                  625,127
                                                               -------------       ------------------
  Net cash provided by operating activities................        4,122,650                2,713,507
                                                               -------------       ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed maturity securities...........      124,415,991              285,078,492
Purchase of fixed maturity securities......................     (171,905,715)            (626,907,138)
Net sales of short term investments........................       51,506,706                       --
                                                               -------------       ------------------
  Net cash provided (used) by investing activities.........        4,016,982             (341,828,646)
                                                               -------------       ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of company stock....................               --              353,419,413
                                                               -------------       ------------------
  Net cash provided by financing activities................               --              353,419,413
                                                               -------------       ------------------
Increase in cash and cash equivalents......................        8,139,632               14,304,274
Cash and cash equivalents, beginning of period.............        6,414,642                  250,000
                                                               -------------       ------------------
Cash and cash equivalents, end of period...................    $  14,554,274       $       14,554,274
                                                               =============       ==================

          See accompanying notes to consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                THREE MONTHS          NINE MONTHS
                                                                   ENDED                 ENDED
                                                             SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
                                                             ------------------    ------------------
PREFERRED SHARES PAR VALUE $1.00
Balance at beginning and end of period.....................     $         --          $         --
                                                                ------------          ------------
COMMON SHARES PAR VALUE $1.00
Balance of beginning of period.............................     $ 25,499,999          $     12,000
Issuance of shares.........................................               --            25,499,999
Retirement of shares.......................................               --               (12,000)
                                                                ------------          ------------
  Balance at end of period.................................     $ 25,499,999          $ 25,499,999
                                                                ------------          ------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period.............................     $329,513,726          $    238,000
Issuance of shares.........................................               --           334,049,964
Direct equity offering expenses............................               --            (4,774,238)
                                                                ------------          ------------
  Balance at end of period.................................     $329,513,726          $329,513,726
                                                                ------------          ------------
NOTES RECEIVABLE FROM STOCK SALES
Balance at beginning of period.............................     $ (1,344,312)         $         --
Notes issued...............................................               --            (1,325,000)
Accrued interest during period.............................          (23,378)              (42,690)
                                                                ------------          ------------
  Balance at end of period.................................     $ (1,367,690)         $ (1,367,690)
                                                                ------------          ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of period.............................     $    912,354          $         --
Net unrealized holding gains on securities.................        6,620,084             7,532,438
                                                                ------------          ------------
  Balance at end of period.................................     $  7,532,438          $  7,532,438
                                                                ------------          ------------
RETAINED EARNINGS
Balance at beginning of period.............................     $  3,126,025          $         --
Net income.................................................        6,660,166             9,786,191
                                                                ------------          ------------
  Balance at end of period.................................        9,786,191             9,786,191
                                                                ------------          ------------
          Total Stockholders' Equity.......................     $370,964,664          $370,964,664
                                                                ============          ============

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

     It should be noted that, in view of the Company's limited operating history, the financial data included herein is not necessarily indicative of the results of operations or financial condition of the Company in the future.

     During the period from the date of its inception to December 31, 1997, the Company did not incur any income or expenses that are required to be reported in a statement of income or a statement of cash flows under United States generally accepted accounting principles. Therefore, consolidated statements of income and cash flows have not been presented for that comparative fiscal period.

3.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share. The Company was nominally capitalized with 12,000 common shares of par value $1.00 each during the period from its incorporation to the date of the initial public offering and did not commence operations until April 17, 1998. For this reason the calculation of earnings per share for the nine months ended September 30, 1998 is based upon the earnings and number of shares outstanding since April 17, 1998, the effective date of the public offering, as this is the most meaningful presentation in the opinion of management.

                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
                                                   ------------------    ------------------
Net Income.......................................     $ 6,660,166           $10,235,177
Weighted average number of common shares
  outstanding....................................      25,499,999            23,270,491
Weighted average number of common shares
  outstanding including shares issuable from
  exercise of options and warrants...............      26,629,834            24,574,727
Earnings per share...............................           $0.26                     $0.44
Earnings per share assuming dilution.............           $0.25                     $0.42

4.  COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board ("SFAS") No. 130, "Reporting Comprehensive Income", effective for years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

The most significant items of comprehensive income are net income, the change in unrealized gains and losses on securities, and the change in foreign currency translation. The adoption of FAS No. 130 does not affect results of operations or financial position, but affects their presentations and disclosure. The Company has adopted SFAS No. 130 as of January 1, 1998.

5.  ORGANIZATIONAL EXPENSES

     All formation and organization costs incurred have been expensed in the nine-month period ending September 30, 1998.

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

     At December 31, 1997 all outstanding common shares of the Company were owned by the Annuity Re Purpose Trust, a Bermuda trust. The Trust was established for the sole purpose of providing the initial capitalization to the Company. Subsequent to the initial closing of the initial public offering of the Company's common shares on April 17, 1998, the Purpose Trust sold such common shares to the Company for an aggregate purchase price of $12,000 and such common shares were then canceled.

     At September 30, 1998 total capitalization of the Company after deducting the offering costs incurred directly by the Company of $4,774,238 and related loans to management in the amount of $1,367,690 was $370,964,664. The net proceeds from the offering were used to provide working capital and to capitalize the operating subsidiary, Annuity Reassurance, in support of its reinsurance underwriting capacity with all funds being invested in accordance with the Company's investment guidelines.

7.  ACCOUNTING STANDARDS

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

     In February 1998, the FASB issued SFAS No. 132 "Employers Disclosures about Pensions and other Post Retirement Benefits". This Statement is effective for fiscal years beginning after December 15, 1997. The Company considers it unlikely that this Statement will affect its disclosures significantly.

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

2.  OPERATING RESULTS

     For the initial six-month operating period ending September 30, 1998, the Company had consolidated net Income of approximately $10,235,000 which is $0.44 per common share or $0.42 per common share on a fully diluted basis. Consolidated net income before realized capital gains was approximately $9,067,000. A loss of approximately $449,000 was incurred during the three month period ended March 31, 1998 relating to expenses and costs incurred in the formation and organization of the Company. Earnings per share for the nine months ended September 30, 1998 is calculated using earnings and number of shares outstanding since the effective date of the Company's initial public offering.

     With insurance operations beginning in mid April following completion of the initial public offering and direct sales of its Common Shares, the Company is in the early stages of a start up operation.

     During the initial operating period of less than six months, management has focused its efforts on developing its underwriting and pricing systems and marketing the Company to the leading purchasers of annuity and life reinsurance. The Company did execute a number of reinsurance contracts during the three month period ending September 30, 1998 including two significant contracts -- a life contract estimated to develop annual gross premiums of $59 million and an annuity contract with an estimated $1 billion of deposits. The Company is working on a number of other reinsurance programs which, if successfully finalized, are expected to be recorded over the next several months.

     Net Premiums. Net premium revenue was $15.0 million from contracts executed in the three-month period ending September 30, 1998.

     Net Investment Income. Net investment income during the six-month operating period ending September 30, 1998 was $9.7 million. The average earned yield rate on an annualized basis for this period was approximately 6.07%.

     The net proceeds from the initial public offering were invested by the Company in short term and fixed maturity securities in accordance with the Company investment guidelines. The entire portfolio of fixed maturity securities has been classified as available for sale.

     Realized Investment Gains. Realized investment gains were $1.2 million resulting from activity within the Company's investment portfolios. In addition, at September 30, 1998 the Company's portfolio of fixed maturity securities had unrealized gains of approximately $7.5 million which were included in Other Comprehensive Income.

     Claims and Policy Benefits. Claims and Policy Benefits were approximately $8.4 million for the period ending September 30, 1998. This represents 56% of the Net Premium.

     The Company expects mortality to be fairly constant over long periods of time, but it will fluctuate from period to period. Reserve levels will in part be determined by the Company's experience and overall mortality trends.

     Policy Acquisition and Other Insurance Expenses. Policy Acquisition and Other Insurance Expenses, consisting primarily of allowances, were approximately $5.2 million for the period ending September 30, 1998.

This represents 34% of the Net Premium. Generally, policy acquisition costs and other insurance expenses fluctuate with business volume and changes in product mix.

     Other Operating Expenses. Operating expenses for the period ending September 30, 1998 were approximately $2.4 million and are in line with the Company's plan to be a low cost provider.

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

     At December 31, 1997 all outstanding common shares of the Company were owned by the Annuity Re Purpose Trust, a Bermuda trust. The trust was established for the sole purpose of providing the initial capitalization to the Company. Subsequent to the closing of the initial public offering of the Company's common shares on April 15, 1998, the Purpose Trust sold such common shares to the Company for an aggregate purchase price of $12,000 and such common shares were then cancelled.

     At September 30, 1998 total capitalization of the Company after deducting offering costs incurred directly by the Company of $4,774,238 and related loans to management in the amount of $1,367,690 was $370,964,664, The net proceeds were used to provide working capital and to capitalize the operating subsidiary, Annuity Reassurance, in support of its reinsurance underwriting capacity with all funds being invested in accordance with the Company's investment guidelines.

     At the October 29, 1998 Board of Directors meeting, a stockholder dividend of $.04 per share was declared. The continued payment of dividends is dependent on the ability of Annuity and Life Reassurance, Ltd., to achieve satisfactory underwriting and investment results.

     The Company does not presently anticipate that it will incur any material indebtedness in the ordinary course of its business other than obtaining letters of credit as security for certain of its reinsurance agreements.

     The Company currently has no material commitments for capital expenditures.

4.  YEAR 2000

     All of the Company's data processing and related systems were purchased since April 17, 1998 and are fully compliant with Year 2000 requirements. The Company does not expect to incur any material costs in connection with Year 2000 related issues.

     However, the Company will be exposed to the risk that its third party service providers and client companies may be exposed to Year 2000 related problems. The Company has no direct control over the Year 2000 compliance efforts of its third party service providers and client companies. The Company is monitoring whether such parties will be Year 2000 compliant on a timely basis and has received assurances that they will be. There can be no assurance, however, that the Company's operations will not experience material disruptions due to the failure of the Company's third party service providers or client companies to become fully Year 2000 compliant in a timely manner or that such failure will not otherwise have an adverse effect on the Company. The Company will continue to monitor developments relating to the issue, including the development of contingency plans for providing back-up services in the event of a systems failure.

5.  FORWARD-LOOKING AND CAUTIONARY STATEMENTS

     The Company and its representatives may from time to time make written or oral forward-looking statements, including those contained in the foregoing Management's Discussion and Analysis. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying certain important factors which could cause the Company's actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of the Company. The factors that could cause such forward-looking statements not to be realized include, without limitation, acceptance in the market of the Company's reinsurance products; pricing competition; the amount of underwriting capacity from time to time in the market; general economic conditions and conditions specific to the reinsurance and investment markets in which the Company operates; material fluctuations in interest rate levels; regulatory changes and conditions; rating agency policies and practices; claims development; and loss of key executives. The Company cautions that the foregoing list of important factors is not intended to be, and is not, exhaustive, The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -- The following exhibits are filed as part of this report on Form 10-Q:

         11 Computation of Earnings per share

         27 Financial Data Schedule

     (b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the period ended September 30, 1998.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Annuity and Life Re (Holdings), Ltd.

Date:    November 12, 1998  /s/ LAWRENCE S. DOYLE
                            ------------------------------------------------------
                            Name:  Lawrence S. Doyle
                            Title:    President and Chief Executive Officer
                            (Principal Executive Officer)

Date:    November 12, 1998  /s/ WILLIAM W. ATKIN
                            ------------------------------------------------------
                            Name:  William W. Atkin
                            Title:    Chief Financial Officer and Treasurer
                            (Principal Accounting and Financial Officer)