Form 10-K
period 1998-12-31
ANNUITY & LIFE RE HOLDINGS LTD
filed 1999-03-24
CIK 1051628

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-23625

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       BERMUDA                                           NOT APPLICABLE
            (STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
          OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

CUMBERLAND HOUSE, VICTORIA STREET, HAMILTON, BERMUDA                          HM AX
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 441 296 7667

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                 TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
                 -------------------                        -----------------------------------------
           COMMON SHARES, $1.00 PAR VALUE                          THE NASDAQ NATIONAL MARKET

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 19, 1999, the aggregate market value of Common Shares, $1.00 par value, held by non-affiliates was $548,599,163.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes
------  No
------

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    As of March 19, 1999, 25,499,999 Common Shares, $1.00 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

    List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for its 1999 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of the close of the registrant's fiscal year ended December 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    7
Item 3.   Legal Proceedings...........................................    7
Item 4.   Submission of Matters to a Vote of Security Holders.........    7

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    8
Item 6.   Selected Financial Data.....................................    8
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    9
Item 7A   Quantitative and Qualitative Disclosures about Market
            Risk......................................................   14
Item 8.   Financial Statements and Supplementary Data.................   15
Item 9.   Changes in and Disagreements with Accountants on Accounts
            and Financial Disclosure..................................   34

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   34
Item 11.  Executive Compensation......................................   34
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   34
Item 13.  Certain Relationships and Related Transactions..............   34

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   35

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

     Annuity & Life Re (Holdings), Ltd. (the "Company") was incorporated on December 2, 1997 under the laws of Bermuda to provide annuity and life reinsurance to select insurers and reinsurers through its wholly-owned subsidiary, Annuity and Life Reassurance, Ltd. ("Annuity & Life Re").

     On April 17, 1998 the Company completed an initial public offering of 19,640,579 common shares. Simultaneous with the closing of the public offering, direct sales of 5,859,420 common shares and 397,500 Class B warrants were made to strategic investors, certain members of the Board of Directors and Company Management. The net proceeds from the initial public offering and direct sales of common shares were approximately $354 million, substantially all of which was used to capitalize the operating subsidiary, Annuity & Life Re, to support its underwriting capacity.

BUSINESS WRITTEN

  General

     The business of reinsurance generally consists of reinsurers, such as Annuity & Life Re, which enter into contractual arrangements (known as treaties) with primary insurers (known as ceding companies) whereby the reinsurer agrees to indemnify the ceding company for all or a portion of the risks associated with the underlying insurance policy in exchange for a reinsurance premium payable to the reinsurer. Reinsurers also may enter into retrocessional reinsurance arrangements with other reinsurers, which operate in a manner similar to the underlying reinsurance arrangement described above. Under retrocessional reinsurance arrangements, the reinsurer shifts a portion of the risk associated with the underlying insurance policy to the retrocessionaires.

     Reinsurance agreements may be written on an automatic treaty basis or facultative basis, and reinsurance may be marketed directly by the reinsurer or through reinsurance intermediaries or brokers. An automatic treaty provides for a ceding company to cede contractually agreed-upon risks on identified types of business that meet established criteria to a reinsurer and binds that reinsurer without obtaining further approval from that reinsurer. Facultative reinsurance is the reinsurance of individual risks whereby a reinsurer has the opportunity to analyze and separately underwrite a risk before agreeing to accept the risk. In addition, both automatic treaty and facultative reinsurance may be written on either a quota share basis (a percentage of each risk in the reinsured class of risk is assumed by the reinsurer from the ceding company with premiums proportional to the assumed risk being paid to reinsurers) or an excess of loss basis (reinsurers indemnify the ceding company up to a contractually-specified amount for a portion of claims exceeding a specified retention amount in consideration of non-proportional premiums being paid).

     Annuity & Life Re operates in one business segment; within that segment its major product lines are traditional life reinsurance and annuity reinsurance which cover the following categories of risks: (i) mortality, (ii) investment,
(iii) lapsation, (iv) interest rate and (v) expense. Annuity & Life Re writes reinsurance predominantly on a direct basis with primary life insurance companies.

     The following table sets forth selected information for the indicated period concerning Annuity & Life Re's insurance operations:

  Distribution of Policy Revenues and Insurance in Force

                                                          YEAR ENDED
                                                       DECEMBER 31, 1998
                                                       -----------------
Life Reinsurance
  Policy Revenues
     First Year......................................   $   27,943,890
                                                        --------------
          Total......................................   $   27,943,890
                                                        ==============
  Insurance In-force at end of year (in thousands)...   $   22,538,000
                                                        ==============
Annuity Reinsurance
  Annuity Deposits...................................   $1,283,675,809
                                                        ==============

     Annuity & Life Re's primary life reinsurance business is reinsurance of ordinary life insurance primarily for mortality risks. Ordinary life reinsurance generally is the reinsurance of individual term life insurance policies, whole life insurance policies, universal life insurance policies, and joint and survivor insurance policies. Annuity & Life Re's ordinary life line of business reinsures all of these products.

     Annuity & Life Re's annuity reinsurance business is "fixed" general account annuities. In the future, the Company may also reinsure "variable" annuities, pay-out annuities and certain structured settlement contracts.

  Underwriting

     The Company has developed and its Board of Directors has approved underwriting guidelines with the objective of controlling the risks of the reinsurance policies written as well as to determine appropriate pricing level. Any deviation from the approved guidelines requires the approval of the Board. Subject to the approval of the Board the guidelines may be amended from time to time in response to changing industry conditions, market developments, changes in technology and other factors.

     In implementing the underwriting guidelines the Company utilizes an experienced underwriting team to select opportunities with acceptable risk/return profiles. The Company determines whether to assume any particular reinsurance business by considering many factors, including the type of risks to be covered, actuarial evaluations, historical performance data for the cedent and the industry as a whole, the cedent's retention, the product to be reinsured, pricing assumptions, underwriting standards, reputation and financial strength of the cedent, the likelihood of establishing a long term relationship with the cedent and the market share of the cedent. Pricing of the Company's reinsurance products are based on the Company's sophisticated actuarial and investment models which incorporate a number of factors including assumptions for mortality, expenses, demographics, persistency and investment returns as well as certain macroeconomic factors, such as inflation, and certain regulatory factors, such as taxation and surplus requirements.

     All of Annuity & Life Re's policy revenues with respect to ordinary life and annuity reinsurance are written on an automatic treaty quota share basis with a focus on large blocks of business where the underlying policies meet the Company's underwriting criteria. To a lesser extent, Annuity & Life Re may enter into facultative reinsurance arrangements with primary insurers with which Annuity & Life Re has automatic treaty reinsurance business. The Company generally requires ceding companies to retain at least 10% of every life insurance risk reinsured, and the Company will limit its own net liability on any single-life risk to $2.0 million.

     The reinsurance agreements typically remain in force for the life of the underlying policies reinsured. These agreements may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed upon period of time (generally 10 years), subject to certain other conditions. Recapture is a factor taken into consideration when pricing a reinsurance agreement and is mitigated by various contractual provisions.

POLICY BENEFIT LIABILITIES

     Policy benefit liabilities comprise the majority of the Company's financial obligations. Policy benefit liabilities for other than annuities and interest sensitive life insurance products reflected in Annuity & Life Re's consolidated financial statements included elsewhere in this report are based upon Annuity & Life Re's estimates of mortality, persistency and investment income, with estimated provisions for adverse deviation. The liabilities for policy benefits established by Annuity & Life Re with respect to individual risks or classes of business may be greater or less than those established by ceding companies due to the use of different mortality and other assumptions. Policy benefit liabilities for annuities and interest sensitive life insurance products are reported at the accumulated fund balance of such contracts. Policy benefit liabilities include both mortality and morbidity claims in the process of settlement and claims that have been incurred but not yet reported. Actual experience in a particular period may be worse than assumed experience and, consequently, may adversely affect Annuity & Life Re's operating results for such period. See Note 2(d) of "Notes to Consolidated Financial Statements" for certain additional information regarding reserve assumptions under generally accepted accounting principles ("GAAP").

INVESTMENTS

  Invested Assets

     All investments made by Annuity & Life Re are governed by the investment guidelines established and approved by the Board of Directors of the Company.

     Annuity & Life Re's investment policy is designed to achieve above average risk-adjusted total returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity, and match the cash flows of the portfolio to the required cash flows of the related insurance liabilities. The investment guidelines require Annuity & Life Re's overall fixed income investment portfolio to maintain a minimum weighted average rating of "A." A fixed income security rated "A" by Standard & Poor's is somewhat susceptible to the adverse effects of changes in circumstances and economic conditions, however, the issuer's capacity to meet its financial commitment on the security is still strong. The Company will not invest in any fixed income securities in emerging markets or which are not rated by a major rating agency. The investment guidelines allow the Company to invest in fixed income securities that are rated below investment grade. Such investments are limited to 25% of the amount by which the invested assets exceed the related insurance liabilities.

     The Company's investment securities are managed by three professional investment advisors, Pacific Investment Management Company ("PIMCO"), Alliance Capital Management Corporation ("ACM") and Prudential Investment Corporation ("PRU"), each of which manages a segment of the portfolio. Certain short-term investments aggregating approximately $8 million at fair value are managed directly by Annuity & Life Re. The agreements with PIMCO and PRU may be terminated by either party upon thirty days notice; the agreement with ACM may be terminated by either party upon forty-five days notice. The performance of PIMCO, ACM and PRU and the fees associated with the arrangements are periodically reviewed by the Boards of Directors of the Company.

     At December 31, 1998, the Company's invested assets, including cash and cash equivalents, had an aggregate fair value of $342.6 million, and all of the securities held were fixed maturities with a weighted average investment quality rating of "AA." At December 31, 1998, the weighted average duration of invested assets was 2.9 years. If the duration of invested assets was to differ materially from the duration of liabilities and if significant rapid increases in market interest rates were to occur, Annuity & Life Re could be required to sell invested assets at a loss. Conversely, if significant rapid decreases in market interest rates were to occur, the Company could earn less income than it credits to policyholders. Such consequences could have a material adverse effect on Annuity & Life Re's capital resources and financial condition.

  Funds Withheld at Interest

     Assets related to an annuity reinsurance agreement with the Company are held and managed by the ceding company in segmented portfolios. Under the terms of the reinsurance agreement, the investment income which accrues to the Company is dependent upon the performance of the underlying portfolios. The underlying segmented portfolios are managed by investment managers appointed by the ceding company. These assets are included on the Balance Sheet of the Company as Funds Withheld at Interest. At December 31, 1998 the carrying value was $1,200,101,268.

COMPETITION

     The reinsurance industry is highly competitive, and the Company competes with the major reinsurers. The Company's initial target market is North America. According to management's estimates, there are approximately 25 reinsurers of annuity or life insurance products located in the United States. There are also numerous foreign reinsurers which compete for reinsurance business in the United States and abroad. These competitors primarily reinsure life insurance and health insurance risks and, to a lesser degree, annuity risks. Most, if not all, of these competitors are expected to compete for annuity and life reinsurance business in the future. Most of these competitors are well established, have significant operating histories and strong claims paying ability ratings, and have developed long-standing client relationships through existing treaties with cedents.

     Reinsurers compete on the basis of many factors, including premium charges, the general reputation and perceived financial strength of the reinsurers, other terms and conditions of the products offered, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the particular line of reinsurance to be written. Management believes that Annuity & Life Re's primary competitors include Lincoln National Corporation, Transamerica Occidental Life Insurance Company, Reinsurance Group of America, Inc., Munich Reinsurance, and Swiss Reinsurance. However, within the reinsurance industry, such competitors can change from year to year.

RATINGS

     A.M. Best, an independent insurance company rating organization, has rated Annuity & Life Re "A-" (Excellent). A.M. Best assigns an "A-" (Excellent) rating to companies that have on balance, in its opinion, excellent financial strength, operating performance and market profile as well as strong abilities to meet their ongoing obligations to policyholders.

     Additionally, Annuity & Life Re has received an "A" (high) rating from Duff & Phelps and an "A-" (good financial security) from Standard & Poor's.

EMPLOYEES

     As of December 31, 1998, the Company had eight employees located in Bermuda.

REGULATION

  Bermuda

     Annuity & Life Re is licensed as a long-term insurer under the Bermuda Insurance Act of 1978, as amended, and Related Regulations (collectively, the "Insurance Act"). As a holding company, the Company is not subject to Bermuda insurance regulations. The Insurance Act, which regulates the insurance business of Annuity & Life Re, provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Minister of Finance (the "Minister"). The Minister, in deciding whether to grant registration, has broad discretion to act in the public interest as the Minister thinks fit in the public interest. The Minister is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Minister may impose at any time.

     An Insurance Advisory Committee appointed by the Minister advises the Minister on matters connected with the discharge of the Minister's functions and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

     The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

     Classification of Insurers. The Insurance Act distinguishes between insurers carrying on long term business and insurers carrying on general business. As Annuity & Life Re has been incorporated to provide reinsurance of annuity and life insurance related risks, it has been registered as a long term insurer in Bermuda and will be regulated as such under the Insurance Act.

     An insurer carrying on long term business is required to keep its accounts in respect of its long term business separate from any accounts kept in respect of any other business, and all receipts of its long term business form part of its long term business fund. No payment may be made from an insurer's long term business fund for any purpose other than a purpose related to the insurer's long term business, except insofar as such payment can be made out of any surplus certified by the insurer's approved actuary to be available for distribution otherwise than to policyholders. No insurer carrying on long term business may declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long term business fund as certified by the insurer's approved actuary exceeds the liabilities of the insurer's long term business by at least the $250,000 margin prescribed by the Insurance Act, and the amount of any such dividend may not exceed the aggregate of (i) that excess, and (ii) any other funds properly available for payment of dividends, such as funds arising out of business of the insurer other than long term business.

     Annuity & Life Re may not carry on general business (e.g., property casualty, aviation and marine) without first being registered as a general business insurer by the Minister under the Insurance Act. The Company has no current intention to do so.

     Cancellation of Insurer's Registration. An insurer's registration may be cancelled by the Minister on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or, if in the opinion of the Minister after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

     Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, which are required to be filed annually with the Registrar of Companies in Bermuda. The independent auditor of the insurer must be approved by the Minister and may be the same person or firm which audits the insurer's financial statements and reports for presentation to its shareholders. Annuity & Life Re's independent auditor is KPMG Peat Marwick.

     Approved Actuary. Annuity & Life Re, as a registered long term insurer, is required to submit an annual actuary's certificate when filing its Statutory Financial Return. The actuary's certificate shall state whether or not, in the opinion of the insurer's approved actuary, the aggregate amount of the liabilities of the insurer in relation to long term business as at the end of the relevant year exceeded the aggregate amount of those liabilities as shown in the insurer's statutory balance sheet. The approved actuary, who will normally be a qualified life actuary, must be approved by the Minister. Annuity & Life Re's approved actuary is Robert P. Mills.

     Statutory Financial Statements. An insurer must prepare annual Statutory Financial Statements. The Insurance Act prescribes rules for the preparation and substance of such Statutory Financial Statements (which include, in statutory form, a balance sheet, income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The Statutory Financial Statements are not prepared in accordance with United States GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Companies Act 1981 of Bermuda, which financial statements may be prepared in accordance with United States GAAP. An insurer is required to submit the annual Statutory Financial Statements as part of the annual Statutory Financial Return.

     Minimum Solvency Margin. The Insurance Act provides that the value of the long-term business assets of an insurer carrying on long term business must exceed the amount of its long-term business liabilities by at least $250,000. The minimum statutory capital and surplus requirement of $250,000 was meet at the balance sheet date.

     Annual Statutory Financial Return. Annuity Reassurance is required to file with the Registrar of Companies in Bermuda a Statutory Financial Return no later than four months after its financial year-end (unless specifically extended). The Statutory Financial Return includes, among other matters, a report of the approved independent auditor on the Statutory Financial Statements of the insurer, a solvency certificate, the Statutory Financial Statements themselves and a certificate of the approved actuary. The solvency certificate must be signed by the principal representative and at least two directors of the insurer who are required to certify whether the Minimum Solvency Margin has been met, and the independent approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify. Where an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the Statutory Financial Return.

     Supervision, Investigation and Intervention. The Minister may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Minister believes that an investigation is required in the interest of the insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the Minister, the Minister may direct an insurer to produce documents or information relating to matters connected with the insurer's business.

     If it appears to the Minister that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Minister may, among other things, direct the insurer (i) not to take on any new insurance business, (ii) not to vary any insurance contract if the effect would be to increase the insurer's liabilities,
(iii) not to make certain investments, (iv) to realize certain investments, (v) to maintain, or transfer to the custody of a specified bank, certain assets,
(vi) not to declare or pay any dividends or other distributions or to restrict the making of such payments, and/or (vii) to limit its premium income.

     An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of Annuity & Life Re is at the Company's offices in Hamilton, Bermuda, and Lawrence S. Doyle, the Company's President and Chief Executive Officer, is the principal representative of Annuity & Life Re. Without a reason acceptable to the Minister, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act a such, unless 30 days notice in writing to the Minister is given of the intention to do so. It is the duty of the principal representative, within 30 days of reaching the view that there is a likelihood of the insurer, for which the principal representative acts becoming insolvent or that a reportable "event" has, to the principal representative's knowledges, occurred or is believed to have occurred, to make a report in writing to the Minister setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Minister relating to a solvency margin or a liquidity or other ratio.

     Certain Bermuda Law Considerations. The Company and Annuity & Life Re have been designated as non-resident for exchange control purposes by the Bermuda Monetary Authority whose permission for the issue and transfer of the Common Shares has been obtained. This designation allows the Company and Annuity & Life Re to engage in transactions, or to pay dividends to non-residents of Bermuda who are holders of the Common Shares, in currencies other than the Bermuda Dollar.

     The transfer of the Common Shares between persons regarded as non-resident in Bermuda for exchange control purposes and the issue of the Common Shares after the completion of the Offering to such persons may be effected without specific consent under the Exchange Control Act 1972 and regulations thereunder. Issues and transfers of the Common Shares to any person regarded as resident in Bermuda for exchange control purposes requires specific prior approval under the Exchange Control Act 1972. The common shares of Annuity & Life Re cannot be transferred without the consent of the Bermuda Monetary Authority.

     In accordance with Bermuda law, share certificates are issued only in the names of corporations or individuals. In the case of an applicant acting in a special capacity (for example, as an executor or trustee), certificates may, at the request of the applicant, record the capacity in which the applicant is acting. Notwithstanding the recording of any such special capacity, the Company is not bound to investigate or incur any responsibility in respect of the proper administration of any such estate or trust. The Company will take no notice of any trust applicable to any of its Common Shares whether or not it had notice of such trust.

     As "exempted companies," the Company and Annuity & Life Re are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but as exempted companies they may not participate in certain business transactions, including (i) the acquisition or holding of land in Bermuda (except that required for their business and held by way of lease or tenancy for terms of not more than 21 years) without the express authorization of the Bermuda legislature, (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Minister, (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities, or (iv) the carrying on of business of any kind in Bermuda, including insuring domestic risks, except in furtherance of their business risks undertaken by any company incorporated in Bermuda and permitted to engage in the insurance and reinsurance business, or under a license granted by the Minister.

     United States and Other

     Annuity & Life Re is not licensed or admitted as an insurer in any jurisdiction except Bermuda. The insurance laws of each state in the United States and of many other jurisdictions regulate the sale of insurance and reinsurance within their jurisdiction by insurers, such as Annuity & Life Re, which are not admitted to do business within such jurisdiction. With some exceptions, such sale of insurance and reinsurance within a jurisdiction where the insurer is not admitted to do business is prohibited. The Company expects to conduct its business through its Bermuda office either directly or through intermediaries, such as brokers and consultants. The Company does not intend to maintain an office, and it does not expect its personnel to solicit, advertise, settle claims or conduct other activities which may constitute the transaction of the business of insurance, in any jurisdiction in which it is not licensed or otherwise authorized to engage in such activities.

     In addition to the regulatory requirements imposed by the jurisdictions in which a reinsurer is licensed, a reinsurer's business operations are affected by regulatory requirements in other jurisdictions in which ceding companies are located governing "credit for reinsurance" which are imposed on its ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss expense reserves ceded to the reinsurers. Many jurisdictions also permit ceding companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted reinsurers if adequate security is posted. Because Annuity & Life Re is not licensed, accredited or approved in any jurisdiction except Bermuda, Annuity & Life Re expects that its reinsurance contracts will typically require it to post a letter of credit or other security.

ITEM 2.  PROPERTIES.

     Annuity & Life Re's operations are conducted from leased office space located at Cumberland House, 1 Victoria Street, Hamilton, HM 11, Bermuda.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not currently involved in any litigation or arbitration. The Company anticipates that it may be subject to litigation and arbitration in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 1998, no matters were submitted to the security holders of the Company for a vote.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The common shares of the Company have been listed for trading on the Nasdaq National Market since April 17, 1998, the date of the Company's initial public offering, under the symbol "ALRE". Based upon information reported in the NASDAQ ONLINE reporting system, the high and low sales prices per common share for each quarterly period from April 17, 1998 to December 31, 1998 were as follows:

PERIOD                                                HIGH        LOW
------                                               -------    -------
                                                     (IN U.S. DOLLARS)
April 17, 1998 -- June 30, 1998....................  24.875     21.688
July 1, 1998 -- September 30, 1998.................  22.875     17.000
October 1, 1998 -- December 31, 1998...............  27.000     18.250

     As of March 26, 1999, there were approximately 3,500 holders of the outstanding common shares of the Company, including participants in securities position listings.

DIVIDENDS

     Dividends of $0.04 per common share were declared in the fourth calendar quarter of 1998. On February 11, 1999, the Company's Board of Directors declared a dividend of $0.04 per share to be paid in March 1999.

     The declaration and payment of future dividends to holders of its common shares by the Company will be at the discretion of the Board of Directors and will depend upon the Company's earnings and financial condition, capital requirements of its subsidiaries, regulatory considerations and other factors the Board of Directors deems relevant. (See "Liquidity" in Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 14 of "Notes to Consolidated Financial Statements" included elsewhere herein.) The Company's general policy is to retain most of its earnings to finance the growth and development of its business.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data and other operating information. The selected financial data have been derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and accompanying notes of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

INCOME STATEMENT DATA FOR THE YEAR ENDED DECEMBER 31, 1998:
  Revenues:
     Net premiums...........................................  $   27,943,890
     Investment income, net of related expenses.............      24,130,550
     Net realized investment gains..........................       2,673,281
     Other..................................................         311,243
                                                              --------------
          Total revenues....................................  $   55,058,964
  Benefits and expenses:
     Policy benefits........................................  $   23,297,115
     Interest credited to interest sensitive contract
      liabilities...........................................       1,989,000
     Policy acquisition and other insurance expenses........       6,541,872
     Operation expenses.....................................       4,150,321
     Organization expenses..................................          69,039
                                                              --------------
          Total benefits and expenses.......................  $   36,047,347
                                                              --------------
Net Income..................................................  $   19,011,617
                                                              ==============
Basic Earnings per common share.............................  $         0.81
Diluted Earnings per common share...........................  $         0.76
Dividends per common share..................................  $         0.04
Weighted average shares outstanding.........................      24,020,999
BALANCE SHEET DATA (AT DECEMBER 31, 1998):
Invested Assets.............................................  $  342,614,194
Funds Withheld..............................................  $1,200,101,268
Total Assets................................................  $1,706,510,180
Stockholders' equity........................................  $  375,340,246
OTHER FINANCIAL DATA
  (AS OF OR FOR THE YEAR ENDED DECEMBER 31, 1998):
Book value per common share (1).............................  $        14.72
First year reinsurance premiums assumed.....................  $   27,943,890
Life insurance in force (in thousands)......................  $   22,538,000

---------------
(1) Book value per share is calculated by dividing end of period stockholders' equity (excluding unrealized investment gains or losses) by the end of period common shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the consolidated financial statements and accompanying notes included elsewhere herein. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions developed by management. Any adjustments to reported bases of assets or liabilities resulting from changes in estimates are reflected in earnings in the period the estimates are revised. Certain management estimates are based, in part, on information provided by ceding companies. As is usual in the reinsurance business, Annuity & Life Re's ceding companies periodically update, refine and revise reinsurance information provided to Annuity & Life Re. The financial effects resulting from the incorporation of revised data are reflected in earnings as changes in estimates.

     With the exception of historical information, the matters contained in the following analysis are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of earnings, revenues, income or loss, capital expenditures, plans for future operations and financing needs or plans, as well as assumptions relating to the foregoing. The words "expect", "project", "estimate", predict", "anticipate", "believes", and similar expressions are also intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Such factors include, but are not limited to: uncertainties relating to general economic and business conditions that may impact the reinsurance marketplace, including, among other things, changes in interest rate levels and the liquidity of certain securities; changes in laws and government regulations applicable to Annuity & Life Re; the ability of Annuity and Life Re successfully to implement its operating strategies; material changes in the level of the Company's operating expenses; material changes in mortality and morbidity experience; and material changes in persistency. In addition, as part of the Company's business strategy the Company evaluates from time to time opportunities to acquire, make investments in, or enter into joint ventures or other strategic alliances with companies whose businesses compliment the Company's business, some of which could be material. If an acquisition is consummated, the Company may need to incur indebtedness in connection with such acquisition. In addition, the Company could have difficulty assimilating the personnel and operations of the acquired company, which would prevent the Company from realizing expected synergies and could disrupt the Company's ongoing business and distract management and resources. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

GENERAL

     Annuity & Life Re's two major product lines are traditional ordinary life reinsurance and annuity reinsurance. The reinsurance agreements typically remain in force for the life of the underlying policies reinsured, which on average range from ten to thirty years. Each year, a portion of the business under an existing treaty terminates due to among other things, surrenders and/or lapses of underlying policies, deaths of underlying insureds and the exercise of recapture options.

     The profitability of the life reinsurance product line depends in large part on the volume and amount of death claims incurred. While death claims are reasonably predictable over many years, claims become less predictable over shorter periods and are subject to fluctuation from quarter to quarter and year to year. Significant fluctuations from period to period could adversely affect the results of operations.

     At December 31, 1998, net insurance in force for the Company amounted to $22.5 billion. The Company retrocedes portions of certain risks in excess of a predetermined retention amount for which it has accepted liability. At December 31, 1998, the Company did not retrocede any business and was not aware of any business it has assumed which should have been retroceded.

     The Company's primary annuity product is reinsurance of a general account fixed deferred annuity. The profitability of the deferred annuity reinsurance product line is dependent on earning a targeted spread between the interest rate earned on the supporting asset base and the interest rate credited to the underlying liabilities. This product line is interest sensitive, as fluctuations in the general level of interest rates from period to period may cause fluctuations in the results of operations.

     At December 31, 1998 the liability for deferred annuity contracts amounted to approximately $1.3 billion.

OPERATING RESULTS

     For the initial nine-month operating period ending December 31, 1998, the Company had consolidated net income of approximately $19,461,000, which is $0.81 per common share, or $0.76 per common share on a fully diluted basis. Consolidated net income before realized capital gains was approximately $16,788,000. A loss of approximately $449,000 was incurred during the three month period ended March 31, 1998 relating to expenses and costs incurred in the formation and organization of the Company. Earnings per share for the twelve months ended December 31, 1998 has been calculated using earnings and number of shares outstanding since the beginning of the second fiscal quarter.

     During the initial operating period of less than nine months, management has focused its efforts on developing its underwriting and pricing systems and marketing the Company to the leading purchasers of annuity and life reinsurance. The Company executed a number of reinsurance contracts during the six month period ending December 31, 1998, including two significant contracts - a life contract with estimated annual premiums of $40 million and an annuity contract with over $1 billion of deposits.

     Net Premiums. Net premium revenue was $27.9 million from contracts executed during the initial nine-month operating period ending December 31, 1998. All of such premium revenue was derived from traditional ordinary life reinsurance covering existing blocks of in force business, developed directly by the Company and through the use of intermediaries.

     Net Investment Income. Net investment income during the nine-month operating period ending December 31, 1998 was $24.1 million. The Net Investment Income includes $8.9 million in income earned and credited to Funds Withheld under modified coinsurance agreements related to the Company's Interest Sensitive contracts liabilities. The average yield earned on an annualized basis for this period on invested assets was approximately 6.32%.

     The net proceeds from the initial public offering were invested by the Company in short term and fixed maturity securities in accordance with the Company investment guidelines. The entire portfolio of fixed maturity securities has been classified as available for sale.

     Realized Investment Gains. Realized investment gains were $2.7 million resulting from activity within the Company's investment portfolios. In addition, at December 31, 1998 the Company's portfolio of fixed maturity securities had unrealized gains of approximately $3.7 million which were included in Other Comprehensive Income.

     Realized gains and losses are not considered by the Company to be recurring components of earnings. The Company makes decisions concerning the sales of invested assets based on a variety of market, business and other factors.

     Claims and Policy Benefits. Claims and Policy Benefits were approximately $23.3 million for the period ending December 31, 1998. This represents 84% of the Premium Revenue.

     The Company expects mortality to be fairly constant over long periods of time, but it will fluctuate from period to period. Reserve levels will in part be determined by the Company's experience and overall mortality trends.

     Policy Acquisition and Other Insurance Expenses. Policy Acquisition and Other Insurance Expenses, consisting primarily of allowances and amortization of deferred policy acquisition costs, were approximately $6.5 million for the period ending December 31, 1998. Generally, policy acquisition costs and other insurance expenses fluctuate with business volume and changes in product mix.

     Other Operating Expenses. Operating expenses for the period ending December 31, 1998 were approximately $4.2 million and are in line with the Company's plan to be a low cost provider. The operating costs consisted primarily of salary and related expenses amounting to $2,696,499 and legal, accounting, rating and other consulting expenses amounting to $372,281.

FINANCIAL CONDITION

  Investments

     Invested assets, including cash and cash equivalents, amounted to $342.6 million at December 31, 1998. Net unrealized gains on invested assets totaled $3.7 million at year-end 1998 and generally reflect the decrease in interest rates during the period.

     Annuity & Life Re's investment policy is designed to achieve above average risk adjusted total returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity, and match the cash flows of the portfolio to the required cash flows of the related liabilities.

     Annuity & Life Re does not engage in trading activities to generate realized investment gains and, thus, does not have a trading portfolio. However, Annuity & Life Re evaluates the desirability of continuing to hold a security when market conditions, creditworthiness or other measurement factors change. These changes may relate to a change in the credit risk of an issuer and a decision to sell may be made to avoid further declines in realizable value. Securities also may be sold prior to maturity to provide liquidity.

     Annuity & Life Re's fixed maturity securities, which constituted all of the total fair value of its invested assets as of December 31, 1998, are 83% investment grade, liquid securities with varying maturity dates. The fair value of such investments may vary depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer. At December 31, 1998, the weighted average duration of invested assets was 2.9 years, and the weighted average investment quality rating was "AA-".

     At December 31, 1998, approximately $45.0 million at fair value, 17% of Annuity & Life Re's invested assets, consisted of below investment grade securities. Annuity & Life Re limits its investments in fixed maturities that are rated below investment grade to 25% of capital, as these investments are subject to a higher degree of credit risk than investment grade securities. Annuity & Life Re monitors its below investment grade securities as well as the creditworthiness of the portfolio as a whole. When fair market values decline for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its net realizable value. Annuity & Life Re had no fixed maturities in default at December 31, 1998, and no securities were written down during the year.

     The results of operations and the financial condition of Annuity & Life Re are significantly affected by the performance of its investments and by changes in interest rates. During a period of declining interest rates, if Annuity & Life Re's investments are prematurely sold, called, prepaid or redeemed, Annuity & Life Re may be unable to reinvest the proceeds in securities of equivalent risk with comparable rates of return. During a period of rising interest rates, the fair value of Annuity & Life Re's invested assets could decline. In addition, rising interest rates could also cause disintermediation, which in turn could cause Annuity & Life Re to be required to sell investments at prices and times when the fair values of such investments are less than their amortized cost. Annuity & Life Re believes that its traditional life insurance liabilities are not highly interest sensitive and, therefore, the effects of fluctuating interest rates on these liability cash flows are not significant. For interest sensitive liabilities, Annuity & Life Re utilizes asset/liability matching to minimize the impact of changes in interest rates. Annuity & Life Re has not engaged in hedging activities to mitigate the effects of interest rate changes on its invested assets and related liabilities, although it may do so in the future.

     The following table summarizes certain of the Company's investment results, excluding interest earned on funds withheld under modified coinsurance agreements, for the year ended December 31, 1998.

                               INVESTMENT RESULTS

                                                         NINE MONTHS
                                                            ENDED
                                                         DECEMBER 31,
                                                             1998
                                                         ------------
Total invested assets, cash and cash
  equivalents (1)....................................    $342,614,194
Investment income, net of related expense............    $ 15,203,210
Effective yield rate (2).............................            6.32%
Realized investment gains............................    $  2,673,281

---------------
(1) Fair value at end of the indicated year

(2) The effective yield rate equals (i) net investment income divided by (ii) the average of total adjusted invested assets (fixed maturities at amortized cost) at the end of each calendar quarter included in the indicated period.

     The Company's invested assets consist primarily of fixed maturity securities. These fixed maturity securities are invested primarily in U.S. government obligations, foreign government obligations, public utilities obligations, corporate fixed maturities, and mortgage backed securities.

     Mortgage backed securities represented approximately 33% of invested assets as of December 31, 1998. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage backed securities include collateralized mortgage obligations ("CMO's") and mortgage backed pass-through securities. Mortgage backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), all of which are agencies of the U.S. government. Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in agency mortgage backed securities. Annuity & Life Re's mortgage backed securities portfolio had a weighted average investment quality rating of "AAA" at December 31, 1998.

     At December 31, 1998, approximately 14.3% of the Company's mortgage backed investment portfolio consisted of planned amortization class ("PAC"), target amortization class ("TAC") and sequential instruments. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches ("support classes") of the CMO.

     During 1998, proceeds from sales of fixed maturity securities amounted to $309.3 million. The net gains realized from such sales were $2.7 million.

  Funds Withheld at Interest -- Interest Sensitive Liabilities Contracts

     Assets with a carrying value of $1,200,101,268 related to an annuity reinsurance agreement with the Company are held by and managed by the ceding company in segmented portfolios. The liability for the annuity reinsurance is included on the Company's Balance Sheet as Interest Sensitive Contracts Liabilities. Under the terms of the reinsurance agreement, the investment income which accrues to the Company is dependent upon the performance of the underlying portfolios. The assets in the underlying segmented portfolios are managed by investment managers appointed by the cedent.

  Liquidity and Capital Resources

     The Company's liquidity and capital resources are a measure of the overall financial strength of the Company and its ability to generate cash flows from its operations to meet operating and growth needs. The Company's principal sources of funds are premiums received, net investment income, proceeds from investments called, redeemed or sold, cash and short term investments. The principal obligations and uses of the funds are the payment of policy benefits, acquisition and operating expenses and the purchase of investments. During the next twelve months, Management believes the obligations will be adequately provided for by its principal sources of funds.

     The Company's capital structure currently consists entirely of equity. At December 31, 1998 total capitalization of the Company after deducting certain loans to management and including retained earnings and accumulated other comprehensive income amounted to approximately $375.3 million. Management believes this level of capital is sufficient to support the Company's insurance writings and growth for the near future.

     At December 31, 1998 the Company had no outstanding debt. At December 31, 1998, letters of credit totaling $46,425,000 issued in the ordinary course of the Company's business had been issued by the Company's bankers in favor of certain ceding insurance companies; these letters of credit are fully collaterized by investments of the Company. The Company may incur indebtedness in the future in connection with possible acquisitions of, investments in, joint ventures with or other strategic alliances with companies whose businesses complement the Company's business.

     On April 17, 1998 the Company completed an initial public offering of 19,640,579 common shares; total proceeds received net of underwriting discounts and commissions were $276,932,164. Simultaneous with the initial closing of the public offering, sales of 5,859,420 common shares and 397,500 Class B warrants were made by the Company to certain investors, members of the Board of Directors and Company management; total net proceeds were $82,617,806. Substantially all of the net proceeds from these offerings were used to provide working capital and to capitalize the operating subsidiary, Annuity & Life Reassurance, Ltd., in support of its reinsurance underwriting capacity; all funds were invested in accordance with the Company's investment guidelines.

     At the October 29, 1998 and March 2, 1999 Board of Directors meetings, shareholder dividends of $.04 per share were declared. The board intends to continue to declare and pay out of earnings a quarterly dividend. The continued payment of dividends is dependent on the ability of Annuity & Life Re to achieve satisfactory underwriting and investment results, and no assurance can be given that dividends will be declared or paid in the future.

YEAR 2000

     Many existing computer programs use only two digits to identify a year in the date field. These programs, if not corrected, could fail or create erroneous results by or at the year 2000. This "Year 2000" issue is believed to affect virtually all companies and organizations. All of the Company's data processing and related systems were purchased after April 17, 1998. Therefore, the Company believes that its exposure with respect to its own computer systems to Year 2000-related problems will not be significant. The Company does not expect to incur any material costs in connection with Year 2000-related issues.

     However, the Company will be exposed to the risk that its third-party service providers and client companies may be exposed to Year 2000-related problems. The Company has no direct control over the Year 2000 compliance efforts of its third party service providers and client companies. The Company is monitoring whether such parties will be Year 2000 compliant on a timely basis and has received assurances that they will be. There can be no assurance, however, that the Company's operations will not experience material disruptions due to the failure of the Company's third-party service providers or client companies to become fully Year 2000 compliant in a timely manner or that such failure will not otherwise have an adverse effect on the Company. Furthermore, the Company's interaction with third-party service providers and client companies outside the United States may subject the Company to additional Year 2000 risk as foreign entities have in general not addressed Year 2000 compliance issues as comprehensively as their United States counterparts. The Company will continue to monitor developments relating to the issue, including the development of additional contingency plans to supplement its current contingency plan, which provides for the replacement of existing third-party service providers which are not Year 2000 compliant with comparable third-party service providers which are Year 2000 compliant, and including the development of contingency plans for providing back-up services in the event of a systems failure.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's major market risk exposure is changing interest rates, primarily in the United States, because the Company has a portfolio of fixed maturity investments. A change in interest rates will affect the fair value of the Company's investments and may affect the operating results and financial condition of the Company. Interest rate risk is managed with effective maturity structures and with the application of duration management practices. The Company does not currently use derivative financial instruments such as futures and options to manage this risk, although it may do so in the future. In addition, the Company manages other risks, including credit and liquidity, in the normal course of business. In managing credit risk the Company establishes overall quality and rating guidelines and places limits on credit exposure by industry and issuer to achieve appropriate diversification. The Company does not have a trading portfolio and is not exposed to market risk from trading activities.

     The table below (expressed in millions of U.S. dollars) presents as of December 31, 1998 the amortized cost amounts and related weighted average interest rates by years of maturity for the Company's investment portfolio. Mortgage backed securities are included in the table by relevant year of maturity.

                                CASH AND CASH   WEIGHTED AVERAGE   FIXED MATURITY   WEIGHTED AVERAGE
                                 EQUIVALENTS     INTEREST RATE      INVESTMENTS      INTEREST RATE
                                -------------   ----------------   --------------   ----------------
1999..........................      $66.6             5.20%            $ 27.2             7.41%
2000..........................                                           34.0             6.81%
2001..........................                                           50.9             6.69%
2002..........................                                           33.9             6.77%
2003..........................                                           19.1             6.53%
Thereafter....................                                          107.2             6.63%
Total.........................      $66.6             5.20%            $272.3             6.75%
Fair Value....................      $66.6                              $276.0

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE
              ANNUITY AND LIFE RE (HOLDINGS), LTD. AND SUBSIDIARY

FINANCIAL STATEMENTS
Report of Management........................................   18
Report of Independent Auditors..............................   19
Consolidated Balance Sheets at December 31, 1998 and 1997...   20
Consolidated Statement of Operations for the year ended
  December 31, 1998.........................................   21
Consolidated Statement of Comprehensive Income for the year
  ended December 31, 1998...................................   22
Consolidated Statement of Changes in Stockholders' Equity
  for the year ended December 31, 1998......................   23
Consolidated Statement of Cash Flows for the year ended
  December 31, 1998.........................................   24
Notes to Consolidated Financial Statements..................   25
FINANCIAL STATEMENT SCHEDULE
Schedule II Condensed Financial Information of Registrant...   35

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or accompanying notes.

                              REPORT OF MANAGEMENT

     Management of the Company has primary responsibility for preparing the accompanying financial statements and for their integrity and objectivity. The financial statements included in this report were prepared in accordance with generally accepted accounting principles in the United States applied on a consistent basis. The financial statements include amounts that are based on management's best estimates and judgements. Management also prepared the other information presented in the annual report and is responsible for its accuracy and consistency with the financial statements.

     Management of the Company has established and maintains a system of internal controls designed to provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting.

     The Company's financial statements have been audited by independent auditors. The independent auditors had unrestricted access to each member of management in conducting their audit. Management has made available to the independent auditors all of the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings. Management believes that all representations made to the independent auditors during their audits were valid and appropriate.

     The Audit Committee of the Board of Directors is comprised of certain directors who are neither employees nor officers of the Company. The Audit Committee meets periodically with management and independent auditors regarding independent audit scope, timing, results and to discus other auditing and financial reporting matters. The independent auditors have direct access to and meet privately with the Audit Committee.

Lawrence S. Doyle
President and
Chief Executive Officer

William W. Atkin
Senior Vice President
and Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Annuity and Life Re (Holdings), Ltd.

     We have audited the consolidated financial statements of Annuity and Life Re (Holdings), Ltd. and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiary as at December 31, 1998 and 1997 and the results of their operations and cash flows for the year ended December 31, 1998 in conformity with United States generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK

Chartered Accountants
Hamilton, Bermuda
February 5, 1999

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                          CONSOLIDATED BALANCE SHEETS

                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                             DECEMBER 31, 1998    DECEMBER 31, 1997
                                                             -----------------    -----------------
ASSETS
Cash and cash equivalents..................................   $   66,586,267          $250,000
Fixed maturity investments, available for sale, at fair
  value (amortized cost of $272,305,333 at December 31,
  1998. December 31, 1997; $nil)...........................      276,027,927                --
Funds withheld at interest.................................    1,200,101,268                --
Accrued investment income..................................        3,812,062                --
Deferred policy acquisition costs..........................      159,582,286                --
Other assets...............................................          400,370           233,000
                                                              --------------          --------
          Total Assets.....................................   $1,706,510,180          $483,000
                                                              ==============          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Reserves for future policy benefits........................   $   22,026,409          $     --
Interest-sensitive contracts liabilities...................    1,283,675,809                --
Other reinsurance liabilities..............................       22,455,437                --
Accounts payable and accrued expenses......................        3,012,279           233,000
                                                              --------------          --------
          Total Liabilities................................   $1,331,169,934          $233,000
                                                              --------------          --------
STOCKHOLDERS' EQUITY
Preferred Shares (par value $1.00; 50,000,000 shares
  authorized; no shares outstanding).......................   $           --          $     --
Common Shares (par value $1.00; 100,000,000 shares
  authorized; 25,499,999 shares outstanding;
  1997 -- 12,000)..........................................       25,499,999            12,000
Additional paid-in capital.................................      329,517,104           238,000
Notes receivable from stock sales..........................       (1,391,068)               --
Accumulated other comprehensive income.....................        3,722,594                --
Retained earnings..........................................       17,991,617                --
                                                              --------------          --------
          Total Stockholders' Equity.......................   $  375,340,246          $250,000
                                                              --------------          --------
          Total Liabilities and Stockholders' Equity.......   $1,706,510,180          $483,000
                                                              ==============          ========

          See accompanying notes to consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1998
                                                              -----------------
REVENUES
  Net premiums..............................................     $27,943,890
  Investment income, net of related expenses................      24,130,550
  Net realized investment gains.............................       2,673,281
  Other revenue.............................................         311,243
                                                                 -----------
  Total Revenues............................................     $55,058,964
                                                                 -----------
BENEFITS AND EXPENSES
  Claims and other policy benefits..........................     $23,297,115
  Interest credited to interest sensitive contract
     liabilities............................................       1,989,000
  Policy acquisition costs and other insurance expenses.....       6,541,872
  Operating expenses........................................       4,150,321
  Organizational expenses...................................          69,039
                                                                 -----------
  Total Benefits and Expenses...............................     $36,047,347
                                                                 -----------
  Net Income................................................     $19,011,617
                                                                 ===========
NET INCOME PER COMMON SHARE
  Basic.....................................................     $      0.81
                                                                 -----------
  Diluted...................................................     $      0.76
                                                                 -----------

          See accompanying notes to consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1998
                                                              -----------------
Net Income..................................................     $19,011,617
OTHER COMPREHENSIVE INCOME:
Unrealized holding gains on securities arising during
  period....................................................       3,722,594
                                                                 -----------
Total Comprehensive Income..................................     $22,734,211
                                                                 ===========

          See accompanying notes to consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1998
                                                              -----------------
PREFERRED SHARES PAR VALUE $1.00
Balance at beginning and end of period......................    $         --
                                                                ------------
COMMON SHARES PAR VALUE $1.00
Balance of beginning of period..............................    $     12,000
Issuance of shares..........................................      25,499,999
Retirement of shares........................................         (12,000)
                                                                ------------
Balance at end of period....................................    $ 25,499,999
                                                                ------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period..............................    $    238,000
Issuance of shares..........................................     334,049,964
Direct equity offering expenses.............................      (4,770,860)
                                                                ------------
Balance at end of period....................................    $329,517,104
                                                                ------------
NOTES RECEIVABLE FROM STOCK SALES
Balance at beginning of period..............................    $         --
Notes issued................................................      (1,325,000)
Accrued interest during period..............................         (66,068)
                                                                ------------
Balance at end of period....................................    $ (1,391,068)
                                                                ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of period..............................    $         --
Net unrealized holding gains on securities..................       3,722,594
                                                                ------------
Balance at end of period....................................    $  3,722,594
                                                                ------------
RETAINED EARNINGS
Balance at beginning of period..............................    $         --
Net income..................................................      19,011,617
Stockholder dividends.......................................      (1,020,000)
                                                                ------------
Balance at end of period....................................    $ 17,991,617
                                                                ------------
TOTAL STOCKHOLDERS' EQUITY..................................    $375,340,246
                                                                ============

          See accompanying notes to consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1998
                                                              -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................    $  19,011,617
Adjustments to reconcile net income to cash flow from
  operating activities:
Net realized investment gains...............................       (2,673,281)
Changes in:
Accrued investment income...................................       (3,812,062)
Deferred policy acquisition costs...........................     (159,582,286)
Other assets................................................         (167,370)
Reserves for future policy benefits and interest sensitive
  contracts, net of funds withheld..........................      105,600,950
Other reinsurance liabilities...............................       22,455,437
Accounts payable and accrued expenses.......................        2,779,279
                                                                -------------
Net cash used by operating activities.......................      (16,387,716)
                                                                -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed maturity securities............      309,328,762
Purchase of fixed maturity securities.......................     (578,960,814)
                                                                -------------
Net cash used by investing activities.......................     (269,632,052)
                                                                -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of company stock.....................      353,376,035
Dividends paid to stockholders..............................       (1,020,000)
                                                                -------------
Net cash provided by financing activities...................      352,356,035
                                                                -------------
Increase in cash and cash equivalents.......................       66,336,267
Cash and cash equivalents, beginning of period..............          250,000
                                                                -------------
Cash and cash equivalents, end of period....................    $  66,586,267
                                                                =============

          See accompanying notes to consolidated financial statements

1.  ORGANIZATION

     Annuity and Life Re (Holdings), Ltd. ("Holdings") was incorporated on December 2, 1997 under the laws of Bermuda to provide annuity and life reinsurance to insurers and reinsurers. Holdings operates through a wholly-owned subsidiary, Annuity and Life Reassurance, Ltd. ("Annuity Reassurance," and together with Holdings, the "Company"). Annuity Reassurance is licensed under the insurance laws of Bermuda. The Company completed an initial public offering of its equity securities and commenced operations on April 17, 1998.

     During the period from its inception date to December 31, 1997, the Company did not incur any income or expenses that are required to be reported in a statement of income or a statement of cash flows under United States generally accepted accounting principles. Therefore, consolidated statements of operations and cash flows have not been presented for that period.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements are prepared in accordance with United States generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The following are the significant accounting policies adopted by the Company:

  (a) Basis of consolidation

     The consolidated financial statements include the accounts of Holdings and its subsidiary, Annuity Reassurance. All significant inter-company accounts and transactions have been eliminated upon consolidation.

  (b) Premium income and related expenses

     Reinsurance premiums from traditional life and annuity policies with life contingencies are generally recognized as revenue when due from policyholders. Traditional life policies include those contracts with fixed and guaranteed premiums and benefits, and consist principally of whole life and term insurance policies. Benefits and expenses are matched with such income so as to result in the recognition of profits over the life of the contracts. This is achieved by means of the provision for liabilities for future policy benefits and deferral and subsequent amortization of policy acquisition costs.

     For contracts with a single premium or a limited number of premium payments due over a significantly shorter period than the total period over which benefits are provided ("limited payment contracts"), reinsurance premiums are recorded as income when due with any excess profit deferred and recognized in income in a constant relationship to the insurance in force or, for annuities, in relation to the amount of expected future benefit payments.

     Premiums from universal life and investment-type contracts are reported as deposits to policyholders' account balances. Revenues from these contracts consist of amounts assessed during the period against policyholders' account balances for mortality charges, policy administration charges and surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders' account balances.

  (c) Deferred policy acquisition costs

     The costs of acquiring new business, principally allowances, which vary with and are primarily related to the production of new business, are deferred. Deferred policy acquisition costs are subject to recoverability testing at the time of the policy issuance and loss recognition testing at the end of each accounting period.

     For traditional life and annuity policies with life contingencies, deferred policy acquisition costs are charged to expense using assumptions consistent with those used in computing policy reserves. Assumptions as to anticipated premiums are estimated at the date of the policy issuance and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in earnings in the period such deviations occur. For these contracts, the amortization periods generally are for the estimated life of the policy.

     For universal life and investment-type products, deferred policy acquisition costs are amortized over the expected average life of the contracts as a constant percentage of the present value of estimated gross profits arising principally from investment results, mortality and expense margins and surrender charges based on historical and anticipated future experience, which is updated at the end of each accounting period. In computing amortization, interest accrues to the unamortized balance of capitalized policy acquisition costs at the rate used to discount expected gross profit. The effect on the amortization of deferred policy acquisition costs of revisions to estimated gross profits are reflected in earnings in the period such estimated gross profits are revised.

  (d) Policyholders' account balances and future policy benefits

     The development of policy reserves for the Company's products requires management to make estimates and assumptions regarding mortality, lapse, expense and investment experience. Such estimates are primarily based on historical experience and information provided by ceding companies. Actual results could differ materially from those estimates. Management monitors actual experience, and where circumstances warrant, will revise its assumptions and the related reserve estimates.

     For traditional life policies, future policy benefits and dividend liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on anticipated experience which, together with interest and expense assumptions, provide a margin for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future benefits and expenses for that product, deferred policy acquisition costs are written off and thereafter, if required, a premium deficiency reserve is established by a charge to income. Benefit liabilities for traditional annuities during the accumulation period are equal to the accumulated present value of expected future benefit payments.

     Premiums for universal life and investment-type contracts are reported as deposits to clients' account balances. Revenues from these contracts will consist of amounts assessed during the period against clients' account balances for mortality charges, policy administration and surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related clients' account balances and interest credited to clients' account balances.

  (e) Investments

     The Company classifies its investments in fixed income securities as available for sale and, accordingly, such securities are carried at fair value. The cost of fixed income securities are adjusted for amortization of premiums and discounts. The cost of fixed income securities are adjusted for declines in value that are considered other than temporary.

     Realized gains and losses on investments are recognized in net income, using the specific identification method. Changes in fair values of securities carried at fair value are reflected in other comprehensive income, after deductions for related adjustments for deferred acquisition expenses and amounts required to satisfy policyholder commitments that would have been recorded had these securities been sold at their fair value.

  (f) Translation of foreign currencies

     The Company's functional currency is the United States dollar. Premiums written and receivable in foreign currencies are recorded at exchange rates prevailing on the date the contract attaches and liabilities for future benefits payable in foreign currencies at the time such liabilities are first recorded. Exchange gains or losses resulting from the periodic revaluation and settlement of such assets and liabilities are recorded in the Company's statement of operations.

  (g) Organizational expenses

     Organization expenses consist of legal, accounting and incorporation expenses incurred in connection with the formation and organization of the Company. Such costs were expensed as incurred.

     Certain equity offering costs incurred in connection with the Company's initial public offering, including certain amounts payable for investment banking and financial advisory services, have been deducted from the gross proceeds of the offering.

  (h) Earnings per common share

     The Company calculates earnings per common share based upon the guidance provided in Financial Accounting Standards Board Statement No. 128 "Earnings per Share." This statement requires the presentation of two amounts of earnings per share when the company has a complex capital structure. These amounts are earnings per common share and earnings per common share-assuming dilution.

     Basic earnings per common share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period.

     Diluted earnings per common share is calculated by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period, plus dilutive potential common shares. Options and warrants issued by the Company are considered dilutive potential common shares and are included in the calculation using the treasury stock method.

  (i) Comprehensive income

     The most significant items of comprehensive income are net income and the change in unrealized gains and losses on securities.

  (j) Cash and cash equivalents

     For the purposes of the statements of cash flows, the Company considers all time deposits and short term investments with an original maturity of 90 days or less as equivalent to cash.

  (k) Stock plans

     The Company accounts for stock option grants in accordance with APB opinion No. 25, "Accounting for Stock Issued to Employees." Compensation expense for stock option grants is recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date. Any resulting compensation expense is recorded over the shorter of the vesting or service period.

  (l) Accounting pronouncements

     In June 1998, the Financial Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Given the limited number of transactions currently entered into by the Company that are covered by the Statement, the Company does not anticipate any significant changes to its current financial reporting.

3.  INVESTMENTS

     (a) The amortized cost and fair values of investments in fixed interest securities classified as available for sale are as follows:

                                  AMORTIZED      UNREALIZED    UNREALIZED        FAIR
                                     COST           GAIN          LOSS          VALUE
                                 ------------    ----------    ----------    ------------
US Government Securities.......  $ 41,802,719    $1,279,641     $     --     $ 43,082,360
European Government
  Securities...................     3,137,980       120,800           --        3,258,780
US Corporate Securities........   121,382,257     1,689,659           --      123,071,916
Non U.S. Corporate
  Securities...................    14,800,901       248,926      314,929       14,734,898
Mortgage Securities............    91,181,476       702,649        4,152       91,879,973
                                 ------------    ----------     --------     ------------
                                 $272,305,333    $4,041,675     $319,081     $276,027,927
                                 ============    ==========     ========     ============

     During the year ended December 31, 1998 there were sales of fixed interest securities amounting to $309,328,762.

     The following table sets forth certain information regarding the investment ratings of the Company's fixed interest securities portfolio at December 31, 1998.

                                           1998
                                  -----------------------
RATINGS(1)                        AMORTIZED COST      %
----------                        --------------    -----
AAA.............................   $140,231,184      51.5%
AA..............................     12,832,276       4.7
A...............................     38,310,749      14.1
BBB.............................     35,759,493      13.1
BB..............................     42,792,743      15.7
B...............................      2,378,888       0.9
                                   ------------     -----
                                   $272,305,333     100.0%
                                   ============     =====

---------------
(1) Rating as assigned by Standard & Poor's Corporation.

     (b) In the normal course of reinsurance operations the Company's bankers have issued letters of credit totaling $46,425,000 in favor of certain ceding insurance companies. At December 31, 1998 investments of a similar amount were pledged as collateral for these letters of credit.

     (c) For fixed interest securities held on December 31, 1998 the maturity distribution is as follows:

                            AMORTIZED          FAIR
                               COST           VALUE
                           ------------    ------------
Within one year..........  $  5,926,935    $  6,017,317
From one to five years...    95,838,030      97,080,870
From five to ten years...    66,954,577      68,584,465
After more than ten
  years..................    13,419,226      13,503,192
Mortgage Securities......    90,166,565      90,842,083
                           ------------    ------------
                           $272,305,333    $276,027,927
                           ============    ============

     (d) Investment income earned during the year is comprised as follows:

                                              1998
                                           -----------
Interest income..........................  $16,539,911
Interest earned on funds withheld under
  modified coinsurance agreements........    8,927,340
Amortization of premium/discount.........     (749,899)
Realized gains, net......................    2,673,281
Investment Expenses......................     (586,802)
                                           -----------
                                           $26,803,831
                                           ===========

4.  STOCKHOLDERS' EQUITY

  Preferred Stock

     The Company is authorized to issue 50,000,000 preferred shares of par value $1.00 each. At the balance sheet date there were no preferred shares issued or outstanding.

  Common Stock

     The Company is authorized to issue 100,000,000 common shares of par value $1.00 each.

     In April 1998, the Company completed an equity offering of its shares to the public and direct sales of its shares to certain "strategic investors" directors and members of management. The Company issued 25,499,999 common shares, raising total equity of approximately $354,000,000.

     At December 31, 1997 the Company's outstanding shares were owned by a purpose trust. These 12,000 shares were repurchased and canceled by the Company upon the completion of the initial public offering.

     The common shareholders have no pre-emptive, redemption, conversion or sinking fund rights. Subject to certain voting restrictions, which limit the voting power of any one person to less than 10% of the combined voting power of the issued voting shares of the Company, each holder is entitled to one vote per share.

     In the event of a liquidation, dissolution or winding up of the Company, the holders of the common shares are able to share equally in the assets of the Company, if any remain after payment of all liabilities and the liquidation preference of any outstanding preference shares. Certain restrictions exist with respect to the transfer of shares, should such a transfer cause the number of shares held by one person to be 10% or more of the Company's outstanding common shares.

  Class A Warrants

     In connection with the initial capitalization of the Company, the Company issued Class A Warrants to certain individuals employed by Inter-Atlantic Securities Corporation ("Inter-Atlantic"). These Warrants entitle the holders to purchase up to 3,059,990 common shares in the Company.

     The exercise price of the Warrants is $15.00, which is equal to the initial public offering price per share of the Company's common shares. The Class A Warrants become exercisable over three years commencing on the first anniversary of the consummation of the Company's initial public offering. The Class A Warrants will expire on January 15, 2008.

  Class B Warrants

     In connection with the Direct Sales of equity securities to the "Strategic Investors," the Company issued Class B Warrants that enable the holders to purchase an aggregate of 397,500 common shares of the Company. The exercise price of the Warrants is $15.00 per share, which is equal to the price of the common shares in the initial public offering. The Class B Warrants become exercisable in three equal annual installments commencing on the first anniversary of the date of the Direct Sales. The Class B Warrants expire on the tenth anniversary of the consummation of the Direct Sales.

5.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share. The Company was nominally capitalized with 12,000 common shares of par value of $1.00 each during the period from its incorporation to the date of the initial public offering and did not commence operations until April 17, 1998. For this reason the calculation of earnings per share for the year ended December 31, 1998 is based upon the earnings and number of shares outstanding since the beginning of the second fiscal quarter, as this is the most meaningful presentation in the opinion of management.

                                                                 1998
                                                              -----------
Basic:
Net income available to common shareholders.................  $19,460,603
                                                              ===========
Weighted average number of common shares outstanding........   24,020,999
                                                              ===========
Earnings per common share...................................  $      0.81
                                                              ===========
Diluted:
Net income available to common shareholders.................  $19,460,603
                                                              ===========
Weighted average number of common shares outstanding........   24,020,999
  Plus: incremental shares from assumed exercise of options
     and incremental shares from assumed exercise of
     warrants...............................................    1,499,846
                                                              -----------
Adjusted weighted average number of common shares
  outstanding...............................................   25,520,845
                                                              -----------
Earnings per common share assuming dilution.................  $      0.76
                                                              ===========

     As of December 31, 1998 the Company had 1,400,865 options and 3,457,490 warrants outstanding.

6.  AGREEMENTS WITH RELATED PARTIES

  Inter-Atlantic Capital Partners, Inc.

     Certain directors of the Company are also owners, directors, or officers of Inter-Atlantic Capital Partners, Inc. and/or its subsidiary, Inter-Atlantic. The Company entered into an agreement with Inter-Atlantic, whereby Inter-Atlantic agreed to provide financial advisory services to the Company in connection with its organization and initial public offering. Such services included, among other things, assistance in recruiting senior management, obtaining necessary governmental permits, preparing a registration statement, retaining underwriters and other services.

     The Company reimbursed Inter-Atlantic for expenses incurred in connection with the organization of the Company and the initial public offering of $683,000. Subsequent to the consummation of the initial public offering, a fee of $2.0 million was paid Inter-Atlantic as compensation for financial advisory services provided to the Company.

     In addition, Inter-Atlantic has agreed to provide financial advisory and other services to the Company for a term of five years in exchange for four annual payments of $600,000 beginning on the first anniversary of the consummation of the planned initial public offering. Such services include, among other things, assistance in the development of products, financial planning, management of assets and liabilities, international marketing efforts and such other services as the Company may request.

     In connection with the formation of the Company, certain individuals employed by Inter-Atlantic Capital Partners, Inc. and/or Inter-Atlantic Securities Corporation purchased Class A Warrants to purchase up to an aggregate number of 3,059,990 Common Shares of the Company for consideration of $238,000.

  Strategic Investors

     The Company also entered into Securities Purchase Agreements with five investors ("the Strategic Investors") whereby the Strategic Investors agreed to purchase an aggregate of 5,638,299 common shares and Class B Warrants to purchase an aggregate of 397,500 common shares for consideration of $79.5 million.

     One of the strategic investors is affiliated with Prudential Securities Incorporated, one of the underwriters of the Company's initial public offering, and with The Prudential Investment Corporation, which serves as one of the Company's investment managers. The Company paid a fee of $1.0 million to Prudential Securities Incorporated for investment banking and financial advisory services in connection with the Company's initial public offering. The Company has agreed to pay a fee for investment management services to The Prudential Investment Corporation based upon the amount of funds managed. The fee is based upon a sliding scale and has been determined on an arms-length basis. The Company has entered into a reinsurance agreement with the Prudential Insurance Company of America to reinsure certain mortality risks. Premium of approximately $1,400,000 and policy benefits of approximately $1,030,000 were included in the statement of operations during the year ended December 31, 1998 with respect to this reinsurance agreement.

  Transactions with management

     During the year certain of the Company's officers purchased 163,121 shares in the Company as part of the Direct Sales.

     Similarly, certain directors of the Company purchased an aggregate of 58,000 Common Shares directly from the Company as part of the Direct Sales. Because such Common Shares were not sold through the Underwriters as part of the Offering, the purchase price per share was equal to the initial public offering price per share, less the per share underwriting discounts and commissions.

     The Company made loans to the officers totaling $1,325,000 to partially finance such purchases. The loans bear interest at 7% per annum and must be repaid within five years of the consummation of the Direct Sales, except that $175,000 of the loans must be repaid within 14 months of the consummation of the Direct Sales.

     At December 31, 1998 there were loans outstanding from management for stock purchases of $1,325,000 and accrued interest thereon of $66,068. Interest income of $66,068 has been recognized during the year on these loans.

7.  STOCK OPTION PLANS

     The Board of Directors has adopted a Stock Option Plan (the "Plan") under which it may grant, subject to certain restrictions, Incentive Stock Options ("ISO's") and Non-Qualified Stock Options ("NQSO's"). The aggregate number of common shares for which options may be granted under the plan is limited to 1,552,500 Common Shares. Only eligible employees of the Company are entitled to ISO'S, while NQSO's may be granted to eligible employees, non-employee Directors and consultants.

     The Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has the authority to select the parties to be granted ISO's and NQSO'S, to set the date of grant and other terms of the options granted under the plan.

     The minimum exercise price of the ISO's will be equal to the fair market value, as defined in the Plan, of the Company's optioned Common Shares at the date of grant. The term of the ISO's is not more than ten years from the date of grant. Unless otherwise provided in the option agreement, the ISO's shall be exercisable in three equal annual installments, commencing on the first anniversary of the grant date.

     Each person who becomes an eligible non-employee Director, as defined in the plan, shall be granted an option to purchase 15,000 common shares on the later of (i) the date he or she becomes an eligible non-employee Director or
(ii) April 8, 1998. The options shall have an exercise price equal to the fair market value of the optioned Common Shares on the date the options are granted and shall be exercisable in three equal installments commencing with the first anniversary of the grant date. In addition, subject to certain conditions, each non-employee Director shall be granted an option to purchase 2,000 Common Shares at each successive annual general meeting after December 31, 1998. These options shall have an exercise price equal to the fair market value of the optioned common shares on the date the options are granted and shall be immediately exercisable if granted after April 8, 1999. If such options are granted prior to April 8, 1999, such options shall become exercisable on such date.

     During the year the Company granted 1,250,865 options to members of senior management and 150,000 options to non-employee Directors. The exercise price of the options is $15.00 per share which is equal to the fair value of the Company's Common Shares at the date of the grant. The options are exercisable in three equal annual installments commencing on the first anniversary of the grant date.

     The weighted average fair value of options granted during 1998 is $6.47. The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; dividend yield of 1.07% per annum; expected volatility of 26%; expected life of 10 years; and a risk free interest rate of 5.6%.

     The Company applies APB Opinion No. 25 and Related Interpretations in accounting for the Stock Option Plan. Accordingly, no compensation cost has been recognized as the intrinsic value of the options was $nil at the measurement date. The net income and earnings per Common Share would have been reduced to the pro forma amounts indicated below, had compensation cost been determined based on the fair value of the options at the grant date, consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation."

                                                     1998
                                                  -----------
Net income
  - as reported.................................  $19,011,617
  - pro forma...................................  $16,903,501
Earnings per share, assuming dilution
  - as reported.................................  $      0.76
  - pro forma...................................  $      0.66

8.  RETROCESSION AGREEMENT

     The Company has entered into a retrocession agreement which enables it to limit the amount of life reinsurance it retains to $2,000,000 per single life. The contract is on an automatic basis and is effective for risks assumed and in force from January 1, 1997. The limit of cover is $50 million and covers all single and joint life reinsurance assumed by the Company on a automatic basis. The Company is not aware of any business it has assumed which should be ceded to the reinsurer under this retrocession, therefore no amounts have been recorded in the financial statements.

     It should be noted that such retrocession agreements do not relieve the Company from its obligations to its reinsureds and failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors any concentrations of credit risk that may develop to minimize its exposure. The other party to this retrocession agreement has a current credit rating of AA+, as assigned by A. M. Best.

9.  VULNERABILITY FROM CONCENTRATIONS

     At December 31, 1998, the Company did not have a material concentration of investments in fixed income securities in a single investee, industry or geographic location.

     During the period the Company entered into a significant life reinsurance contract and a significant deferred annuity contract. Due to the size of these contracts, there is a material concentration of net premiums, funds withheld at interest, deferred policy acquisition costs and balances related to interest-sensitive contract liabilities with the underlying parties to these two significant contracts. The underlying parties to these contracts are large insurance companies based in the United States.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following discussion outlines the methodologies and assumptions used to determine the estimated fair value of the Company's financial instruments. Considerable judgment is required to develop these fair values. Accordingly, the estimates shown are not necessarily indicative of the amounts that would be realized in a one-time, current market exchange of all of the Company's financial instruments.

  Fixed Maturity and Equity Securities

     Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services.

  Cash and Cash Equivalents

     The carrying value of assets classified as cash and cash equivalents is approximately their fair value.

  Funds Withheld at Interest -- Investment Type Insurance Contracts

     The balance sheet captions "Funds Withheld at Interest" and "Interest Sensitive Contracts Liabilities" relate to Deferred Annuity contracts reinsured on a modified coinsurance basis. Taking into consideration the structure of the reinsurance agreement, the carrying value of the liabilities and related assets approximate their fair value.

  Reserve for Future Policy Benefits

     Fair value disclosures are not required for liabilities arising from insurance contracts and, therefore, they have not been determined by the Company.

11.  SEGMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for the years beginning after December 15, 1997. SFAS No. 131 requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

     To date the Company has written a small number of life reinsurance and deferred annuity contracts. The Company views life and annuity reinsurance as one business segment and accumulates financial data for this segment when assessing performance and allocating resources. As the Company only has one business segment at the current time, management feels that the information presented in the balance sheet and statement of income is sufficient to understand the business segments of the Company.

     As discussed in Note 9, the Company has entered into two significant reinsurance contracts during the period. One contract, a life reinsurance contract represents 71% of premium revenue, while another, a deferred annuity contract, represents 33% of net investment income for the period.

     The underlying parties to these contracts are large insurance companies based in the United States.

12.  YEAR 2000

     The Year 2000 Issue faced by the Company revolves around the extent to which the Company's computer system and third parties' computer systems that are material to the Company's operations (such as the computer systems of services providers, business partners and cedents) are capable of correctly processing information relating to dates in and after the Year 2000.

     The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to systems failure which could affect a Company's ability to conduct normal business operations.

     The Company's policy is to implement hardware and software that is certified as Year 2000 compliant by the relevant manufacturer. As a result, the Company does not expect to incur significant costs related to the Year 2000 problem. As at December 31, 1998, the phases of the Year 2000 process which address the Year 2000 readiness of the Company's computer systems, and of third parties, such as customers, business partners and others, are ongoing. However, it is not possible to be certain that all aspects of the Year 2000 Issues affecting the Company, including those related to the service providers, business partners, or other third parties, will be fully resolved.

13.  TAXATION

     Under current Bermuda law neither the Company nor Annuity Reassurance is required to pay any taxes in Bermuda on either income or capital gains. The Company and Annuity Reassurance have each received an assurance from the Minister of Finance in Bermuda that in the event of any such taxes being imposed the Company will be exempted from taxation until the year 2016. The Company intends to operate in a manner such that it will owe no United States tax other than premium excise taxes and withholding taxes on certain investments.

14.  STATUTORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

     Under The Bermuda Insurance Act, 1978, and related regulations, Annuity Reassurance is required to maintain certain levels of solvency and liquidity. The minimum statutory capital and surplus requirement of $250,000 was met at the balance sheet date.

     The Company's ability to pay dividends depends on the ability of Annuity Reassurance to pay dividends to the Company. While the Company itself is not subject to any significant legal prohibitions on the payment of dividends, Annuity Reassurance is subject to Bermuda regulatory constraints which affect its ability to pay dividends to the Company. Annuity Reassurance is prohibited from declaring or paying a dividend if such a payment would reduce its statutory surplus below the required minimum of $250,000.

15.  UNAUDITED QUARTERLY FINANCIAL DATA

     The Company was incorporated on December 2, 1997 but did not commence operations until the successful completion of its initial public offering on April 17, 1998.

     The unaudited quarterly financial data for the year ended December 31, 1998 is as follows:

                                    FIRST        SECOND         THIRD         FOURTH
                                   QUARTER      QUARTER        QUARTER        QUARTER
                                  ---------    ----------    -----------    -----------
Net premiums....................  $      --    $       --    $10,065,750    $17,878,140
Net investment income...........  $      --    $4,299,615    $ 5,366,566    $14,464,369
Net realized investment gains...  $      --    $  148,674    $ 1,018,990    $ 1,505,617
Claims and policy benefits......  $      --    $       --    $ 8,399,500    $16,886,615
Net income (loss)...............  $(448,986)   $3,575,011    $ 6,660,166    $ 9,225,426
Net income per common share.....  $      --    $     0.16    $      0.25    $      0.34

     The Company's Form 10-Q for the period ended September 30, 1998, reflected a determination by management that a reinsurance agreement would be written on a coinsurance basis. Subsequently, the agreement's terms were modified. The effect on the quarter's financial statements is to reclassify certain previously reported amounts for premiums and acquisition costs. This reclassification had no effect on amounts previously reported for net income or net income per common share.

                              FINANCIAL STATEMENTS

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  SCHEDULE II

                                 BALANCE SHEETS
                                (PARENT COMPANY)

                                                             DECEMBER 31, 1998    DECEMBER 31, 1997
                                                             -----------------    -----------------
ASSETS
  Investment in common stock of subsidiary(1)..............    $367,983,728           $250,000
  Cash and cash equivalents................................       7,353,039                 --
  Other assets.............................................          15,000            233,000
                                                               ------------           --------
  Total Assets.............................................    $375,351,767           $483,000
                                                               ============           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable.........................................    $     11,521           $233,000
                                                               ------------           --------
  Total Liabilities........................................    $     11,521           $233,000
                                                               ------------           --------
STOCKHOLDERS' EQUITY
  Preferred shares (par value $1.00; 50,000,000 shares
     authorized; no of shares outstanding).................    $         --           $     --
  Common shares (par value $1.00; 100,000,000 shares
     authorized; 25,499,999 shares outstanding;
     1997 -- 12,000).......................................      25,499,999           $ 12,000
  Additional paid-in capital...............................     329,517,104            238,000
  Notes receivable from stock sales........................      (1,391,068)                --
  Accumulated other comprehensive income...................       3,722,594
  Retained earnings........................................      17,991,617                 --
                                                               ------------           --------
                                                                375,340,246           $250,000
                                                               ============           ========
          Total Liabilities and Stockholders' Equity.......     375,351,767           $483,000
                                                               ============           ========

---------------
(1) Eliminated on consolidation

                              STATEMENT OF INCOME
                                (PARENT COMPANY)

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1998
                                                              -----------------
REVENUES
  Interest income...........................................     $   573,683
EXPENSES
  Operating expenses........................................         573,200
                                                                 -----------
Net Income before equity in undistributed earnings of
  subsidiary................................................     $       483
Equity in earnings of subsidiary(1).........................      19,011,134
                                                                 -----------
Net Income..................................................     $19,011,617
                                                                 ===========

---------------
(1) Eliminated on consolidation

                            STATEMENT OF CASH FLOWS
                                (PARENT COMPANY)

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1998
                                                              -----------------
OPERATING ACTIVITIES
  Net Income................................................    $  19,011,617
  Adjustment to reconcile net income to net cash provided by operations:
  Equity in earnings of subsidiary(1).......................      (19,011,134)
  Other assets..............................................          218,000
  Accounts payable..........................................         (221,479)
                                                                -------------
          Net cash used in operating activities.............           (2,996)
                                                                -------------
INVESTING ACTIVITIES
  Investment in subsidiary(1)...............................     (345,000,000)
                                                                -------------
  Net cash used in investing activities.....................     (345,000,000)
                                                                -------------
FINANCING ACTIVITIES
  Net proceeds from sale of company stock...................      353,376,035
  Dividends to stockholders.................................       (1,020,000)
                                                                -------------
  Net cash provided by financial activities.................      352,356,035
                                                                -------------
Cash and cash equivalents, end of period....................    $   7,353,039
                                                                =============

---------------
(1) Eliminated on consolidation

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTS AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed or incorporated by reference as part of this Form 10-K.

        1. Financial Statements

     The audited consolidated financial statements of Annuity and Life Re (Holdings), Ltd. and the related auditor's report listed in the Index to Financial Statements and Financial Statement Schedule appearing on page 19.

        2. Financial Statement Schedule

     The schedule listed in the Index to Financial Statements and Financial Statement Schedule appearing on page 37.

        3. Exhibits

     The following exhibits are filed as part of this Report:

  *3.1   Memorandum of Association, as amended, of the Company
         (Exhibit 3.1 to the Company's Registration Statement on Form
         S-1, Registration No. 333-43301, declared effective on April
         8, 1998 (the "Registration Statement")).
  *3.2 Bye-laws, as amended, of the Company (Exhibit 3.2 to the Company's Registration Statement).
  *4.1 Form of Amended and Restated Class A Warrant (Exhibit 4.2 to the Registration Statement).
  *4.2   Form of Class B Warrant (Exhibit 4.3 to the Registration
         Statement).
*+10.1   Employment Agreement, dated as of December 5, 1997, between
         Lawrence S. Doyle and the Company (Exhibit 10.1 to the
         Registration Statement).
*+10.2   Amendment No. 1, dated as of February 27, 1998, to
         Employment Agreement, dated as of December 5, 1997, between
         Lawrence S. Doyle and the Company (Exhibit 10.8 to the
         Registration Statement).
*+10.3   Employment Agreement, dated as of January 5, 1998, between
         Robert P. Mills, Jr. and the Company (Exhibit 10.7 to the
         Registration Statement).
*+10.4   Amendment No. 1, dated as of February 27, 1998, to
         Employment Agreement, dated as of January 5, 1998, between
         Robert P. Mills, Jr. and the Company (Exhibit 10.10 to the
         Registration Statement).
*+10.5   Employment Agreement, dated as of January 8, 1998, between
         Robert J. Reale and the Company (Exhibit 10.6 to the
         Registration Statement).
*+10.6   Amendment No. 1, dated as of February 1, 1998, to Employment
         Agreement, dated as of January 8, 1998, between Robert J.
         Reale and the Company (Exhibit 10.9 to the Registration
         Statement).
*+10.7   Employment Agreement dated as of March 2, 1998, between
         William W. Atkin and the Company (Exhibit 10.15 to the
         Registration Statement).
*+10.8   Employment Agreement, dated as of March 5, 1998, between
         Richard Tucker and the Company (Exhibit 10.16 to the
         Registration Statement).
 *10.9   Agreement, dated as of December 23, 1997, between
         Inter-Atlantic Securities Corp. and the Company (Exhibit
         10.4 to the Registration Statement).
*+10.10  Initial Stock Option Plan (Exhibit 10.2 to the Registration
         Statement).
*+10.11  Amendment No. 1 to the Initial Stock Option Plan (Exhibit
         10.11 to the Registration Statement).
 *10.12 Registration Rights Agreement, dated as of January 9, 1998, between the Company and the holders of the Class A Warrants
         (Exhibit 10.5 to the Registration Statement).

 *10.13  Form of Securities Purchase Agreement entered into by The
         Prudential Insurance Company of America and the Company,
         EXEL Limited and the Company, Risk Capital Reinsurance
         Company and the Company, Insurance Partners, L.P. and the
         Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.12 to the Registration Statement).
 *10.14  Form of Registration Rights Agreement entered into between
         The Prudential Insurance Company of America and the Company,
         EXEL Limited and the Company, Risk Capital Reinsurance
         Company and the Company, Insurance Partners, L.P. and the
         Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.13 to the Registration Statement).
 *10.15  Letter Agreement, dated as of March 4, 1998, between Risk
         Capital Reinsurance Company and the Company (Exhibit 10.14 to the Registration Statement).
 *10.16  Letter Agreement, dated as of December 23, 1997, between
         Prudential Securities Incorporated and the Company and related indemnification agreement (Exhibit 10.17 to the Registration Statement).
 *10.17  Letter Agreement, dated as of March 19, 1998, among
         Insurance Partners, L.P., Insurance Partners Offshore
         (Bermuda), L.P. and the Company (Exhibit 10.18 to the
         Registration Statement).
 *10.18  Form of Letter Agreement between The Prudential Insurance
         Company of America and the Company, EXEL Limited and the Company and Risk Capital Reinsurance Company and the Company
         (Exhibit 10.19 to the Registration Statement).
 *10.19  Letter Agreement between Insurance Partners, L.P. and the
         Company, dated as of March 19, 1998 (Exhibit 10.20 to the
         Registration Statement).
 *10.20  Letter Agreement between Insurance Partners Offshore
         (Bermuda), L.P. and the Company, dated as of March 19, 1998
         (Exhibit 10.21 to the Registration Statement).
  10.21  Sublease Agreement, dated as of November 25, 1998, between
         Annuity and Life Reassurance, Ltd. and Global Markets Access
         Ltd.
 *21.1   Subsidiaries of the Company (Exhibit 21.1 to the
         Registration Statement).
  27.1   Financial Data Schedule.

---------------
* Previously filed with the Commission and incorporated herein by reference.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Annuity and Life Re (Holdings), Ltd.

                                          /s/ LAWRENCE S. DOYLE

                                          --------------------------------------
                                          Lawrence S. Doyle
                                          President, Chief Executive Officer and
                                          Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                                       DATE
---------                                                       ----

/s/ LAWRENCE S. DOYLE                                      March 23, 1999
---------------------------------------------------
Lawrence S. Doyle, President,
Chief Executive Officer and Director

/s/ WILLIAM W. ATKIN                                       March 23, 1999
---------------------------------------------------
William W. Atkin, Senior Vice President,
Chief Financial Officer and Treasurer

/s/ FREDERICK S. HAMMER                                    March 23, 1999
---------------------------------------------------
Frederick S. Hammer, Chairman and Director

/s/ ROBERT M. LICHTEN                                      March 23, 1999
---------------------------------------------------
Robert M. Lichten, Deputy Chairman and Director

                                                           March 23, 1999
---------------------------------------------------
Robert Clements, Director

                                                           March 23, 1999
---------------------------------------------------
Albert R. Dowden, Director

/s/ MICHAEL P. ESPOSITO, JR.                               March 23, 1999
---------------------------------------------------
Michael P. Esposito, Jr., Director

/s/ LEE M. GAMMILL, JR.                                    March 23, 1999
---------------------------------------------------
Lee M. Gammill, Jr., Director

                                                           March 23, 1999
---------------------------------------------------
Mark Grier, Director

/s/ DONALD J. MATTHEWS                                     March 23, 1999
---------------------------------------------------
Donald J. Matthews, Director

SIGNATURE                                                       DATE
---------                                                       ----
                                                           March 23, 1999
---------------------------------------------------
Brian M. O'Hara, Director

/s/ JERRY S. ROSENBLOOM                                    March 23, 1999
---------------------------------------------------
Jerry S. Rosenbloom, Director

/s/ WALTER A. SCOTT                                        March 23, 1999
---------------------------------------------------
Walter A. Scott, Director

                                                           March 23, 1999
---------------------------------------------------
Paul H. Warren, Director

/s/ JON W. YOSKIN, II                                      March 23, 1999
---------------------------------------------------
Jon W. Yoskin, II, Director