Form 10-Q
period 1999-03-31
ANNUITY & LIFE RE HOLDINGS LTD
filed 1999-05-10
CIK 1051628

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No

The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of May 7, 1999 was 25,499,999.

                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                                                   PAGE
   ITEM 1.     Unaudited Consolidated Financial Statements

               Consolidated Balance Sheets
               March 31, 1999 and December 31, 1998 .......................................          3

               Consolidated Statements of Operations
               Three Months ended March 31, 1999 and March 31, 1998 .......................          4

               Consolidated Statements of Comprehensive Income
               Three Months ended March 31, 1999 and March 31, 1998 .......................          5

               Consolidated Statements of Cash Flows
               Three Months ended March 31, 1999 and March 31, 1998 .......................          6

               Consolidated Statements of Changes in Stockholders' Equity
               Three Months ended March 31, 1999 and March 31, 1998 .......................          7

               Notes to Unaudited Consolidated Financial Statements .......................         8-9

   ITEM 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations ..............................        10-13

                           PART II - OTHER INFORMATION

ITEM 6.            Exhibits and Reports on Form 8-K                                                 14

Signatures

Exhibits

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                      (Expressed in United States Dollars)

                                                                  March 31, 1999            December 31, 1998
                                                                  --------------            -----------------
ASSETS

     Cash and cash equivalents                                   $    25,764,739             $    66,586,267
     Fixed maturity investments, available for sale,
       at fair value (amortized cost of $295,993,175
       at March 31, 1999: December 31, 1998:
       $272,305,333)                                                 296,261,447                 276,027,927
     Funds withheld at interest                                    1,411,829,191               1,200,101,268
     Accrued investment income                                         3,945,407                   3,812,062
     Deferred policy acquisition costs                               189,514,383                 159,582,286
     Other assets                                                        726,770                     400,370
                                                                 ---------------             ---------------

           Total Assets                                          $ 1,928,041,937             $ 1,706,510,180
                                                                 ===============             ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

     Reserves for future policy benefits                         $    27,443,909             $    22,026,409
     Interest-sensitive contracts liabilities                      1,510,638,757               1,283,675,809
     Other reinsurance liabilities                                     5,393,099                  22,455,437
     Payable for investments purchased                                 1,493,775
     Accounts payable and accrued expenses                             3,560,318                   3,012,279
                                                                 ---------------             ---------------

           Total Liabilities                                     $ 1,548,529,858             $ 1,331,169,934
                                                                 ---------------             ---------------

STOCKHOLDERS' EQUITY

Preferred Shares (par value $1.00; 50,000,000

     shares authorized; no shares outstanding)                                --                          --
Common Shares (par value $1.00; 100,000,000
     shares authorized; 25,499,999 shares
     outstanding)                                                $    25,499,999             $    25,499,999
Additional paid-in capital                                           329,517,104                 329,517,104
Notes receivable from stock sales                                     (1,227,192)                 (1,391,068)
Accumulated other comprehensive income                                   268,272                   3,722,594
Retained earnings                                                     25,453,896                  17,991,617
                                                                 ---------------             ---------------

           Total Stockholders' Equity                            $   379,512,079             $   375,340,246
                                                                 ---------------             ---------------

           Total Liabilities and Stockholders' Equity            $ 1,928,041,937             $ 1,706,510,180
                                                                 ===============             ===============

See accompanying notes to consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                      (Expressed in United States Dollars)


                                                      Three Months Ended     Three Months Ended
                                                          March 31, 1999         March 31, 1998
                                                          --------------         --------------
REVENUES

     Net premiums                                            $18,247,012            $
     Investment income, net of related expenses               18,159,060                     --
     Net realized investment gains                               263,458
     Other                                                       239,701                     --
                                                             -----------            -----------

     Total Revenues                                           36,909,231            $        --
                                                             -----------            -----------

BENEFITS AND EXPENSES

     Claims and policy benefits                              $15,765,869            $        --
     Net cost on interest sensitive
        Contract liabilities                                   3,876,829
     Policy acquisition costs and other

       insurance expenses                                      7,405,339                     --
     Operating expenses                                        1,378,915                407,372
     Organizational expenses                                          --                 41,614
                                                             -----------            -----------

     Total Benefits and Expenses                             $28,426,952            $   448,986
                                                             -----------            -----------

         Net Income (loss)                                   $ 8,482,279            $  (448,986)
                                                             ===========            ===========


     NET INCOME PER COMMON SHARE (NOTE 3):

         Basic                                               $      0.33            $        --

         Diluted                                             $      0.31            $        --

See accompanying notes to consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                    UNAUDITED

                      (Expressed in United States Dollars)


                                                        Three Months Ended       Three Months Ended
                                                            March 31, 1999           March 31, 1998
                                                            --------------           --------------
Net Income (loss) for period                                   $ 8,482,279             $  (448,986)
                                                               -----------             -----------

Other comprehensive income;
Unrealized holding gains (losses) on securities
arising during period                                           (3,717,780)                     --

Plus reclassification adjustment for gains

     Realized in net income                                        263,458                      --
                                                               -----------             -----------
Total other comprehensive income                                (3,454,322)                     --
                                                               -----------             -----------

Total Comprehensive income (loss)                              $ 5,027,957             $  (448,986)
                                                               ===========             ===========

See accompanying notes to consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                      (Expressed in United States Dollars)


                                                               Three Months Ended       Three Months Ended
                                                                   March 31, 1999           March 31, 1998
                                                                   --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                   $  8,482,279             $   (448,986)
Adjustments to reconcile net income to cash
  flow from operating activities
Net realized investment gains                                           (263,458)                      --
Changes in:
Accrued investment income                                               (133,345)                      --
Deferred policy acquisition costs                                    (29,932,097)
Other assets                                                            (326,400)                (110,920)
Reserves for future policy benefits and interest
    Sensitive contracts, net of funds withheld                        20,652,525
Other reinsurance liabilities                                        (17,062,338)

Accounts payable                                                         548,039                  559,900
                                                                    ------------             ------------

Net cash provided (used) by operating activities                     (18,034,795)                      (6)
                                                                    ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sales of fixed maturity securities                      69,565,470                       --
Purchase of fixed maturity securities                                 91,496,079                       --
                                                                    ------------             ------------

Net cash provided (used) by
  investing activities                                               (21,930,609)                      --
                                                                    ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Note Receivable, less
   Interest accrued                                                      163,876

Dividends paid to stockholders                                        (1,020,000)
                                                                    ------------


Net cash provided (used) by financing activities                        (856,124)                      --
                                                                    ------------             ------------


Increase (decrease) in cash and cash equivalents                     (40,821,528)                      (6)
Cash and cash equivalents, beginning of period                        66,586,267                  250,000
                                                                    ------------             ------------

Cash and cash equivalents, end of period                            $ 25,764,739             $    249,994
                                                                    ============             ============

See accompanying notes to consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    UNAUDITED

                      (Expressed in United States Dollars)


                                                            Three months Ended        Three months Ended
                                                                March 31, 1999            March 31, 1998
                                                                --------------            --------------
PREFERRED SHARES PAR VALUE $1.00
Balance at beginning and end of period                          $          --             $          --
                                                                -------------             -------------

COMMON SHARES PAR VALUE $1.00
Balance of beginning of period                                  $  25,499,999             $      12,000
Issuance of shares                                                                                   --
Retirement of shares                                                                                 --
                                                                -------------             -------------
Balance at end of period                                        $  25,499,999             $      12,000
                                                                -------------             -------------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                                  $ 329,517,104             $     238,000
Issuance of shares                                                                                   --
Direct equity offering expenses                                                                      --
                                                                -------------             -------------

Balance at end of period                                        $ 329,517,104             $     238,000
                                                                -------------             -------------

NOTES RECEIVABLE FROM STOCK SALES
Balance at beginning of period                                  $  (1,391,068)            $          --
Notes issued                                                                                         --
Repayments                                                            174,950
Accrued interest during period                                         11,074                        --
                                                                -------------             -------------

Balance at end of period                                        $  (1,227,192)            $          --
                                                                -------------             -------------

ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance at beginning of period                                  $   3,722,594             $          --
Net unrealized holding gains on securities                         (3,454,322)                       --
                                                                -------------             -------------

Balance at end of period                                        $     268,272             $          --
                                                                -------------             -------------

RETAINED EARNINGS
Balance at beginning of period                                  $  17,991,617             $          --
Net income                                                          8,482,279                  (448,986)
Stockholder Dividends                                              (1,020,000)                       --
                                                                -------------             -------------

Balance at end of period                                        $  25,453,896             $    (448,986)
                                                                -------------             -------------

TOTAL STOCKHOLDERS' EQUITY                                      $ 379,512,079             $    (198,986)
                                                                =============             =============

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

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10K for the fiscal year ended December 31,1998. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements.

     It should be noted that, in view of the Company's limited operating history, the financial data included herein is not necessarily indicative of the results of operations or financial condition of the Company in the future.

3.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share. The Company was nominally capitalized with 12,000 common shares of par value $1.00 each during the period from its incorporation to the date of its initial public offering and did not commence operations until April 17, 1998. For this reason earnings per share for the three months ended March 31, 1998 is not presented as, in the opinion of management, it is not meaningful.

                                                                  Three Months Ended
                                                                     March 31, 1999
                                                                     --------------
     Net Income                                                       $ 8,482,279

     Weighted average number of common                                 25,499,999
     shares outstanding

     Weighted average number of common
     shares outstanding including shares
     issuable from exercise of options and warrants                    27,181,315

     Earnings per share                                               $      0.33

     Earnings per share assuming dilution                             $      0.31

4.   ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently reviewing the impact of this standard on its financial reporting.

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

2.       OPERATING RESULTS

         Net Income. For the three-month period ending March 31,1999, the Company had consolidated net Income of approximately $8,482,000 or $0.33 per common share , $0.31 per common share on a fully diluted basis. A loss of approximately $449,000 was incurred during the three month period ended March 31, 1998 relating to expenses and costs incurred in the formation and organization of the Company; the Company began its insurance operations on April 17,1998 following the completion of its initial public offering and direct sales of its Common Shares.

         Net Operating Income. In addition to net income, the Company reports net operating income which excludes realized investment gains and losses. Net Operating Income is commonly used in the insurance industry as a measure of on-going earnings performance.

         Net Operating Income for the three month period ending March 31, 1999 was approximately $8,219,000 or $0.32 per common share, $0.30 per common share on a fully diluted basis.

         Net Premiums. Net premium revenue was approximately $18.2 million for the three-month period ending March 31,1999. All premium revenue was derived from traditional ordinary life reinsurance. At March 31, 1999 the total face amount of life insurance in force was approximately$30.0 billion compared with approximately $22.5 billion at December 31,1998 , an increase of 33.3%. This increase reflects the level of new business written by the Company which became effective during the period. The Company expects premium revenue to follow the level and growth of the face amount of insurance in-force.

         Net Investment Income. Total Net investment income for the three month period ending March 31,1999 was approximately $18.2 million. This includes approximately $12.7 million in income earned on funds withheld under modified coinsurance agreements related to the Company's interest sensitive contract liabilities. Total assets increased approximately 13% from December 31,1998. The average yield rate earned on an annualized basis on the invested assets, excluding the funds withheld, for this period was approximately 6.27%.

         Realized Investment Gains. Realized investment gains were approximately$263,000 resulting from activity within the Company's investment portfolios. At March 31, 1999 the Company's portfolio of fixed maturity securities had unrealized gains of approximately $268,000. Due to the increase in interest rates during the period the Company had unrealized losses of approximately $3.4 million which were included in Other Comprehensive Income.

         Realized gains and losses are not considered by the Company to be recurring components of earnings. The Company makes decisions concerning the sales of invested assets based on a variety of market, business and other factors.

         Claims and Policy Benefits. Claims and policy benefits were approximately $15.8 million for the period ending March 31,1999. This represents 86% of the net premium revenue. The Company expects mortality to be fairly constant over long periods of time, but to fluctuate from period to period. Reserve levels will in part be determined by the Company's experience and overall mortality trends.

         Policy Acquisition and Other Insurance Expenses. Policy acquisition and other insurance expenses, consisting primarily of allowances and amortization of deferred policy acquisition costs , were approximately $7.4 million for the period ending March 31, 1999. Of this amount approximately $6.3 million is related to the Company's annuity reinsurance product line and approximately $1.1 million to the life reinsurance product line. Generally, policy acquisition costs and other insurance expenses fluctuate with product mix and business volumes.

         Other Operating Expenses. Operating expenses for the three month period ending March 31, 1999 were approximately $1.4 million or 3.7% of total revenue. The operating expense level is considered by Company Management to be very low by industry standards and is in line with the Company's plan to be a low cost provider.

3.       FINANCIAL CONDITION

         Investments

         Invested assets, including cash and cash equivalents, amounted to approximately $322.0 million at March 31,1999. Net unrealized gains on invested assets total $268,000 at March 31,1999 and generally reflect the increase in interest rates during the period.

         The Company's investment policy is designed to achieve above average risk adjusted returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity and match the cash flows of the portfolio to the required cash flows for the related liabilities.

         Funds Withheld at Interest - Interest Sensitive Contracts Liabilities

         Assets with a carrying value of approximately $1,411.8 million relate to an annuity reinsurance agreement with the Company are held by and managed by the ceding company in segmented portfolios. The liability for the annuity reinsurance is included on the Company's Balance Sheet as Interest Sensitive Contracts Liabilities. During the period these assets and liabilities each grew approximately 17% primarily due to the level of new deposits accepted by the Company under the reinsurance agreement.

         Liquidity and Capital Resources

         The Company's liquidity and capital resources are a measure of the overall financial strength of the Company and its ability to generate cash flows from its operations to meet operating and growth needs. The Company's principal sources of funds are premiums received, net investment income, proceeds from investments called, redeemed or sold, cash and short term investments. The principal obligations and uses of the funds are the payment of policy benefits, acquisition and operating costs and the purchase of investments.

         For the three month period ended March 31,1999 the Company used approximately $18.0 million in its operating activities. This is primarily related to initial costs associated with writing new life reinsurance and annuity reinsurance business. The funds to meet these obligations were provided by the cash and cash equivalent balances held at December 31,1998.

         The Company's capital structure currently consists entirely of equity. At March 31,1999 total capitalization of the Company after deducting certain loans to management and including retained earnings and accumulated other comprehensive income amounted to approximately $379.5 million. Management believes this level of capital is sufficient to support the Company's insurance writings and growth for the near future.

         At March 31,1999 the Company had no outstanding debt. At March 31, 1999 letters of credit totaling approximately $46.4 million issued in the ordinary course of the Company's business have been issued by the Company's bankers in favor of certain ceding insurance companies; these letters of credit are fully collateralized by investments of the Company. The Company may incur indebtedness in the future in connection with possible acquisitions of, investments in, joint ventures with or strategic alliances with companies whose businesses compliment the Company's business.

         On April 17, 1998 the Company completed an initial public offering of 19,640,579 common shares; total proceeds received net of underwriting discounts and commissions were approximately$276.9 million. Simultaneous with the initial closing of the public offering, direct sales of 5,859,420 common shares and 397,500 Class B warrants were made to strategic investors, certain members of the Board of Directors and Company management; total net proceeds were approximately $82.6 million. Substantially all of the net proceeds from these offerings were used to provide working capital and to capitalize the operating subsidiary, Annuity and Life Reassurance, Ltd.

         On February 11, 1999 the Board of Directors declared a quarterly stockholder dividend of $.04 per share payable to shareholders of record on March 10, 1999. The continued payment of dividends is dependent on the ability of Annuity and Life Reassurance, Ltd., to achieve satisfactory underwriting and investment results and other factors determined to be relevant by the Company's Board of Directors.

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

                            PART II OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a) Exhibits - The following exhibits are filed as part of this report on Form 10-Q:

                  4 Annuity and Life Re (Holdings), Ltd. Initial Stock Option Plan (as amended, effective April 29,1999.

                  11   Computation of Earnings per share

                  27   Financial Data Schedule

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the period ended March 31, 1999.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Annuity and Life Re (Holdings), Ltd.

Date:
     -------------------               ----------------------------------------
                                       Name:  Lawrence S. Doyle
                                       Title: President and Chief
                                              Executive Officer
                                              (Principal Executive Officer)

Date:
     -------------------               ----------------------------------------
                                       Name:  William W. Atkin
                                       Title: Chief Financial Officer and
                                              Treasurer
                                              (Principal Accounting and
                                              Financial Officer)