Form 10-Q
period 1999-06-30
ANNUITY & LIFE RE HOLDINGS LTD
filed 1999-08-11
CIK 1051628

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                Yes [X]  No [ ]

     The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of August 3, 1999 was 25,499,999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                        PART I -- FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
ITEM 1.  Unaudited Consolidated Financial Statements
         Consolidated Balance Sheets
         June 30, 1999 (unaudited) and December 31, 1998.............     3
         Unaudited Consolidated Statements of Operations
         Three and Six Months ended June 30, 1999 and 1998...........     4
         Unaudited Consolidated Statements of Comprehensive Income
         Three and Six Months ended June 30, 1999 and 1998...........     5
         Unaudited Consolidated Statements of Cash Flows
         Six Months ended June 30, 1999 and 1998.....................     6
         Unaudited Consolidated Statements of Changes in
         Stockholders' Equity
         Six Months ended June 30, 1999 and 1998.....................     7
         Notes to Unaudited Consolidated Financial Statements........     8
ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................  9-12

                       PART II -- OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.........    13
ITEM 6.  Exhibits and Reports on Form 8-K............................    13
Signatures...........................................................    15
Exhibits.............................................................    16

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                              JUNE 30, 1999     DECEMBER 31, 1998
                                                              --------------    -----------------
ASSETS
Cash and cash equivalents...................................  $   22,600,413     $   66,586,267
Fixed maturity investments, available for sale, at fair
  value (amortized cost of $295,074,024 at June 30, 1999:
  December 31, 1998 $272,305,333)...........................     289,473,103        276,027,927
Funds withheld at interest..................................   1,504,811,966      1,200,101,268
Accrued investment income...................................       4,182,309          3,812,062
Receivable for investments sold.............................       1,963,430
Deferred policy acquisition costs...........................     204,307,669        159,582,286
Other assets................................................       3,300,190            400,370
                                                              --------------     --------------
          Total Assets......................................  $2,030,639,080     $1,706,510,180
                                                              ==============     ==============
LIABILITIES
Reserves for future policy benefits.........................  $   28,432,276     $   22,026,409
Interest-sensitive contracts liabilities....................   1,607,049,869      1,283,675,809
Other reinsurance liabilities...............................       7,166,026         22,455,437
Payable for investments purchased (Investment pending
  settlement)...............................................       2,912,642                 --
Accounts payable and accrued expenses.......................       3,728,987          3,012,279
                                                              --------------     --------------
          Total Liabilities.................................  $1,649,289,800     $1,331,169,934
                                                              --------------     --------------
STOCKHOLDERS' EQUITY
Preferred Shares (par value $1.00; 50,000,000 shares
  authorized; no shares outstanding)........................  $           --     $           --
Common Shares (par value $1.00; 100,000,000 shares
  authorized; 25,499,999 shares outstanding)................      25,499,999         25,499,999
Additional paid-in capital..................................     329,517,104        329,517,104
Notes receivable from stock sales...........................      (1,247,042)        (1,391,068)
Accumulated other comprehensive (loss) income...............      (5,600,921)         3,722,594
Retained earnings...........................................      33,180,140         17,991,617
                                                              --------------     --------------
          Total Stockholders' Equity........................  $  381,349,280     $  375,340,246
                                                              --------------     --------------
          Total Liabilities and Stockholders' Equity........  $2,030,639,080     $1,706,510,180
                                                              ==============     ==============

     See accompanying notes to unaudited consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                       3 MONTHS ENDED   3 MONTHS ENDED   6 MONTHS ENDED   6 MONTHS ENDED
                                       JUNE 30, 1999    JUNE 30, 1998    JUNE 30, 1999    JUNE 30, 1998
                                       --------------   --------------   --------------   --------------
REVENUES
Net premiums.........................   $18,372,285       $       --      $36,619,297       $       --
Investment income, net of related
  expenses...........................    20,677,325        4,299,615       38,836,385        4,299,615
Net realized investment gains
  (losses)...........................      (157,755)         148,674          105,703          148,674
Other................................       149,262               --          388,963               --
                                        -----------       ----------      -----------       ----------
          Total Revenues.............   $39,041,117       $4,448,289      $75,950,348       $4,448,289
                                        -----------       ----------      -----------       ----------
BENEFITS AND EXPENSES
Claims and policy benefits...........   $15,507,499       $       --      $31,273,368       $       --
Net cost of interest sensitive
  contract liabilities...............     3,948,668               --        7,825,497               --
Policy acquisition costs and other
  insurance expenses.................     8,991,772               --       16,397,110               --
Operating expenses...................     1,846,935          845,853        3,225,850        1,253,225
Organizational expenses..............            --           27,425               --           69,039
                                        -----------       ----------      -----------       ----------
Total Benefits and Expenses..........   $30,294,874       $  873,278      $58,721,825       $1,322,264
                                        -----------       ----------      -----------       ----------
  Net Income.........................   $ 8,746,243       $3,575,011      $17,228,523       $3,126,025
                                        ===========       ==========      ===========       ==========
NET INCOME PER COMMON SHARE (NOTE 3):
Basic................................   $      0.34       $     0.17      $      0.68       $       --
Diluted..............................   $      0.32       $     0.16      $      0.63       $       --

     See accompanying notes to unaudited consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                       3 MONTHS ENDED   3 MONTHS ENDED   6 MONTHS ENDED   6 MONTHS ENDED
                                       JUNE 30, 1999    JUNE 30, 1998    JUNE 30, 1999    JUNE 30, 1998
                                       --------------   --------------   --------------   --------------
Net Income for period................   $ 8,746,243       $3,575,011      $17,228,523       $3,126,025
Other comprehensive (loss) income:
Unrealized holding losses (gains) on
  securities arising during period...    (5,711,437)         912,354       (9,586,973)         912,354
Reclassification adjustment for
  (losses) gains realized in net
  income.............................      (157,756)              --          263,458               --
                                        -----------       ----------      -----------       ----------
Other comprehensive (loss) income....    (5,869,193)         912,354       (9,323,515)         912,354
                                        -----------       ----------      -----------       ----------
Total comprehensive income...........   $ 2,877,050       $4,487,365      $ 7,905,008       $4,038,379
                                        -----------       ----------      -----------       ----------

     See accompanying notes to unaudited consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                              6 MONTHS ENDED    6 MONTHS ENDED
                                                              JUNE 30, 1999     JUNE 30, 1998
                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  17,228,523     $   3,126,025
Adjustments to reconcile net income to cash flow from
  operating activities
Net realized investment gains...............................       (105,703)         (148,674)
Changes in:
Accrued investment income...................................       (370,247)       (4,637,335)
Deferred policy acquisition costs...........................    (44,725,383)               --
Other assets................................................     (2,899,820)          (24,597)
Reserves for future policy benefits.........................      6,405,867                --
Interest sensitive contracts, net of funds withheld.........     18,633,361                --
Other reinsurance liabilities...............................    (15,289,411)               --
Accounts payable............................................        716,708           275,438
                                                              -------------     -------------
Net cash used by operating activities.......................  $ (20,376,105)    $  (1,409,143)
                                                              -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed maturity securities............  $ 123,298,230     $ 160,662,501
Purchase of fixed maturity securities.......................   (145,012,005)     (455,001,423)
                                                              -------------     -------------
Net cash used by investing activities.......................    (21,713,775)     (294,338,922)
                                                              -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of company stock.....................             --       353,419,413
Repayment of Notes Receivable, less Interest accrued........        144,026                --
Dividends paid to stockholders..............................     (2,040,000)               --
                                                              -------------     -------------
Net cash (used) provided by financing activities............     (1,895,974)      353,419,413
                                                              -------------     -------------
(Decrease) increase in cash and cash equivalents............    (43,985,854)       57,671,348
Cash and cash equivalents, beginning of period..............     66,586,267           250,000
                                                              -------------     -------------
Cash and cash equivalents, end of period....................  $  22,600,413     $  57,921,348
                                                              =============     =============

     See accompanying notes to unaudited consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                              6 MONTHS ENDED    6 MONTHS ENDED
                                                              JUNE 30, 1999     JUNE 30, 1998
                                                              --------------    --------------
PREFERRED SHARES PAR VALUE $1.00
Balance at beginning and end of period......................   $         --      $         --
                                                               ------------      ------------
COMMON SHARES PAR VALUE $1.00
Balance of beginning of period..............................   $ 25,499,999      $     12,000
Issuance of shares..........................................             --        25,499,999
Retirement of shares........................................             --           (12,000)
                                                               ------------      ------------
Balance at end of period....................................   $ 25,499,999      $ 25,499,999
                                                               ------------      ------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period..............................   $329,517,104      $    238,000
Issuance of shares..........................................             --       334,049,964
Direct equity offering expenses.............................             --        (4,774,238)
                                                               ------------      ------------
Balance at end of period....................................   $329,517,104      $329,513,726
                                                               ------------      ------------
NOTES RECEIVABLE FROM STOCK SALES
Balance at beginning of period..............................   $ (1,391,068)     $         --
Notes issued................................................             --        (1,325,000)
Repayments..................................................        174,950                --
Accrued interest during period..............................        (30,924)          (19,312)
                                                               ------------      ------------
Balance at end of period....................................   $ (1,247,042)     $ (1,344,312)
                                                               ------------      ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of period..............................   $  3,722,594      $         --
Net unrealized holding gains on securities..................     (9,323,515)          912,354
                                                               ------------      ------------
Balance at end of period....................................   $ (5,600,921)     $    912,354
                                                               ------------      ------------
RETAINED EARNINGS
Balance at beginning of period..............................   $ 17,991,617      $         --
Net income..................................................     17,228,523         3,126,025
Stockholder Dividends.......................................     (2,040,000)               --
                                                               ------------      ------------
Balance at end of period....................................   $ 33,180,140      $  3,126,025
                                                               ------------      ------------
TOTAL STOCKHOLDERS' EQUITY..................................   $381,349,280      $357,707,792
                                                               ============      ============

     See accompanying notes to unaudited consolidated financial statements.

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

2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10K for the fiscal year ended December 31, 1998. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements.

     It should be noted that, in view of the Company's limited operating history, the financial data included herein is not necessarily indicative of the results of operations or financial condition of the Company in the future.

EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share. The Company was nominally capitalized with 12,000 common shares of par value $1.00 each during the period from its incorporation to the date of its initial public offering and did not commence operations until April 17, 1998. For this reason earnings per share for the six months ended June 30, 1998 is not presented as, in the opinion of management, it is not meaningful.

                                                 THREE MONTHS ENDED
                                           ------------------------------    SIX MONTHS ENDED
                                           JUNE 30, 1999    JUNE 30, 1998     JUNE 30, 1999
                                           -------------    -------------    ----------------
Net Income...............................   $ 8,746,242      $ 3,575,011       $17,228,523
Net average number of common shareholders
  outstanding............................    25,499,999       21,016,483        25,499,999
Weighted average number of common shares
  outstanding including shares issuable
  from exercise of options and
  warrants...............................    27,114,771       22,405,132        27,148,654
Earnings per share.......................   $      0.34      $      0.17       $      0.68
Earnings per share assuming dilution.....   $      0.32      $      0.16       $      0.63

4. ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently reviewing the impact of this standard on its financial reporting.

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

2. OPERATING RESULTS

     Net Income. For the six-month period ending June 30,1999, the Company had consolidated net income of approximately $17,229,000 or $0.68 per common share, $0.63 per common share on a fully diluted basis. For the three month period ending June 30, 1999, the Company had consolidated net income of approximately $8,746,000, or $0.34 per common share, $0.32 per common share on a fully diluted basis, compared with $0.17 per common share and $0.16 per common share on a fully diluted basis for the three months ended June 30, 1998. The Company began its insurance operations on April 17,1998 following the completion of its initial public offering and direct sales of its Common Shares.

     Net operating income. In addition to net income, the Company reports net operating income which excludes realized investment gains and losses. Net operating income is commonly used in the insurance industry as a measure of on-going earnings performance.

     Net operating income for the six month period ending June 30, 1999 was approximately $17,123,000 or $0.67 per common share, $0.63 per common share on a fully diluted basis. Net operating income for the three month period ending June 30,1999 was approximately $8,904,000 or $0.35 per common share, $0.33 per common share on a fully diluted basis, compared with $0.16 per common share, $0.15 per common share on a fully diluted basis for the three months ended June 30,1998.

     Net Premiums. Net premium revenue was approximately $36.6 million for the six-month period ending June 30, 1999. All premium revenue was derived from ordinary life reinsurance. At June 30, 1999 the total face amount of life insurance in force was approximately $31.2 billion compared with approximately $22.5 billion at December 31, 1998, an increase of 38.7%. This increase reflects the level of new business written by the Company which became effective during the period. The Company expects premium revenue to follow the level and growth of the face amount of insurance in-force.

     Net Investment Income. Total Net investment income for the six month period ending June 30, 1999 was approximately $38.8 million. This includes approximately $28.2 million in income earned on funds withheld under modified coinsurance agreements related to the Company's interest sensitive contract liabilities. Total assets increased approximately 19% from December 31, 1998. The average yield rate earned on an annualized basis on the invested assets, excluding the funds withheld, for this period was approximately 6.31%.

     Realized Investment Gains. Realized investment gains were approximately $105,000 for the six months ended June 30, 1999 resulting from activity within the Company's investment portfolios. At June 30, 1999 the Company's portfolio of fixed maturity securities had unrealized losses of approximately $5.6 million. Due to the increase in interest rates during the six month period ending June 30, 1999 the Company incurred unrealized losses of approximately $9.3 million which were included in Other Comprehensive Income.

     Realized gains and losses are not considered by the Company to be recurring components of earnings. The Company makes decisions concerning the sales of invested assets based on a variety of market, business and other factors.

     Claims and Policy Benefits. Claims and policy benefits were approximately $31.3 million for the period ending June 30, 1999. This represents 85% of the net premium revenue. The Company expects mortality to be fairly constant over long periods of time, but to fluctuate from period to period. Reserve levels will in part be determined by the Company's experience and overall mortality trends.

     Policy Acquisition and Other Insurance Expenses. Policy acquisition and other insurance expenses, consisting primarily of allowances and amortization of deferred policy acquisition costs, were approximately $16.4 million for the period ending June 30, 1999. Of this amount approximately $14.1 million is related to the Company's annuity reinsurance product line and approximately $2.3 million to the life reinsurance product line. Generally, policy acquisition costs and other insurance expenses fluctuate with product mix and business volumes.

     Other Operating Expenses. Operating expenses for the six month period ending June 30, 1999 were approximately $3.2 million or 4.3% of total revenue. The operating expense level is considered by Company Management to be very low by industry standards and is in line with the Company's plan to be a low cost provider.

3. FINANCIAL CONDITION

  Investments

     Invested assets, including cash and cash equivalents, amounted to approximately $312.1 million at June 30,1999. Net unrealized losses on invested assets total $5.6 million at June 30,1999 and generally reflect the increase in interest rates during the period.

     The Company's investment policy is designed to achieve above average risk adjusted returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity and match the cash flows of the portfolio to the required cash flows for the related liabilities.

  Funds Withheld at Interest -- Interest-Sensitive Contracts Liabilities

     Assets with a carrying value of approximately $1,504.8 million relate to an annuity reinsurance agreement and are held by and managed by the ceding company in segmented portfolios. The liability for the annuity reinsurance is included on the Company's Balance Sheet as Interest Sensitive Contracts Liabilities. During the six month period ending June 30, 1999 these assets and liabilities each grew approximately 25% primarily due to the level of new deposits accepted by the Company under the reinsurance agreement.

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

     For the six month period ended June 30, 1999 the Company used approximately $20.4 million in its operating activities. This is primarily related to initial costs associated with writing new life reinsurance and annuity reinsurance business. The funds to meet these obligations were provided by the cash and cash equivalent balances held at December 31, 1998.

     The Company's capital structure currently consists entirely of equity. At June 30, 1999 total capitalization of the Company after deducting certain loans to management and including retained earnings and accumulated other comprehensive (loss) income amounted to approximately $381.3 million. Management believes this level of capital is sufficient to support the Company's insurance writings and growth for the near future.

     At June 30, 1999 the Company had no outstanding debt. At June 30, 1999 letters of credit totaling approximately $51.2 million issued in the ordinary course of the Company's business have been issued by the Company's bankers in favor of certain ceding insurance companies; these letters of credit are fully collateralized by investments of the Company. The Company may incur indebtedness in the future in connection with possible acquisitions of, investments in, joint ventures with or strategic alliances with companies whose businesses compliment the Company's business.

     On April 17, 1998 the Company completed an initial public offering of 19,640,579 common shares; total proceeds received net of underwriting discounts and commissions were approximately $276.9 million. Simultaneous with the initial closing of the public offering, direct sales of 5,859,420 common shares and 397,500 Class B warrants were made to strategic investors, certain members of the Board of Directors and Company management; total net proceeds were approximately $82.6 million. Substantially all of the net proceeds from these offerings were used to provide working capital and to capitalize the operating subsidiary, Annuity and Life Reassurance, Ltd.

     On February 11, 1999 and April 29, 1999 the Board of Directors declared quarterly stockholder dividends of $.04 per share payable to shareholders of record on March 10, 1999 and May 20,1999, respectively. The continued payment of dividends is dependent on the ability of Annuity and Life Reassurance, Ltd., to achieve satisfactory underwriting and investment results and other factors determined to be relevant by the Company's Board of Directors.

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

                           PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     (1) Annual Meeting of Shareholders

     The Annual Meeting of Shareholders of the Company was held on April 29, 1999. The following matters were voted upon at the Annual Meeting, and received the votes set forth below:

     (a) All of the following persons nominated were elected to serve as directors and received the number of votes set forth opposite their respective names:

                                                           FOR        WITHHELD
                                                        ----------    --------
Robert Clements.......................................  19,248,761    817,110
Lee M. Gammill, Jr. ..................................  19,249,761    816,110
Frederick S. Hammer...................................  19,163,176    902,695
Jon W. Yoskin, II.....................................  19,249,461    816,410

     (b) A proposal to approve and adopt an amendment to the Company's Initial Stock Option Plan authorizing 2% of the outstanding Common Shares of the Company to be available for issuance thereunder was approved and received 14,791,437 votes FOR and 3,648,118 votes AGAINST, with 269,060 abstentions and 1,357,256 broker non-votes.

     (c) A proposal to appoint KPMG Peat Marwick as independent accountants for the Company for the 1999 fiscal year was approved and received 20,061,886 votes FOR and 2,425 votes AGAINST, with 1,560 abstentions and 0 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -- The following exhibits are filed as part of this report on Form 10-Q:

         11 Computation of Earnings per share

         27 Financial Data Schedule

     (b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the period ended June 30, 1999.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Annuity and Life Re (Holdings), Ltd.

Date:
      ----------------------------------        -------------------------------------------------
                                                Name: Lawrence S. Doyle
                                                Title:  President and Chief Executive Officer
                                                        (Principal Executive Officer)

Date:
      ----------------------------------        -------------------------------------------------
                                                Name: William W. Atkin
                                                Title:  Chief Financial Officer and Treasurer
                                                        (Principal Accounting and Financial Officer)