Form 10-Q/A
period 1999-06-30
ANNUITY & LIFE RE HOLDINGS LTD
filed 1999-08-18
CIK 1051628

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

                               INDEX TO FORM 10-Q

                        PART I -- FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
ITEM 1.  Unaudited Consolidated Financial Statements
         Consolidated Balance Sheets
         June 30, 1999 (unaudited) and December 31, 1998.............     3
         Unaudited Consolidated Statements of Operations
         Three and Six Months ended June 30, 1999 and 1998...........     4
         Unaudited Consolidated Statements of Comprehensive Income
         Three and Six Months ended June 30, 1999 and 1998...........     5
         Unaudited Consolidated Statements of Cash Flows
         Six Months ended June 30, 1999 and 1998.....................     6
         Unaudited Consolidated Statements of Changes in
         Stockholders' Equity
         Six Months ended June 30, 1999 and 1998.....................     7
         Notes to Unaudited Consolidated Financial Statements........     8
ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................  9-12

                       PART II -- OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.........    13
ITEM 6.  Exhibits and Reports on Form 8-K............................    13
Signatures...........................................................    14
Exhibits.............................................................    15

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

     See accompanying notes to unaudited consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                              6 MONTHS ENDED    6 MONTHS ENDED
                                                              JUNE 30, 1999     JUNE 30, 1998
                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  17,228,523     $   3,126,025
Adjustments to reconcile net income to cash flow from
  operating activities
Net realized investment gains...............................       (105,703)         (148,674)
Changes in:
Accrued investment income...................................       (370,247)       (4,637,335)
Deferred policy acquisition costs...........................    (44,725,383)               --
Other assets................................................     (2,899,820)          (24,597)
Reserves for future policy benefits.........................      6,405,867                --
Interest sensitive contracts, net of funds withheld.........     18,663,361                --
Other reinsurance liabilities...............................    (15,289,411)               --
Accounts payable............................................        716,708           275,438
                                                              -------------     -------------
Net cash used by operating activities.......................  $ (20,376,105)    $  (1,409,143)
                                                              -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed maturity securities............  $ 123,298,230     $ 160,662,501
Purchase of fixed maturity securities.......................   (145,012,005)     (455,001,423)
                                                              -------------     -------------
Net cash used by investing activities.......................    (21,713,775)     (294,338,922)
                                                              -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of company stock.....................             --       353,419,413
Repayment of Notes Receivable, less Interest accrued........        144,026                --
Dividends paid to stockholders..............................     (2,040,000)               --
                                                              -------------     -------------
Net cash (used) provided by financing activities............     (1,895,974)      353,419,413
                                                              -------------     -------------
(Decrease) increase in cash and cash equivalents............    (43,985,854)       57,671,348
Cash and cash equivalents, beginning of period..............     66,586,267           250,000
                                                              -------------     -------------
Cash and cash equivalents, end of period....................  $  22,600,413     $  57,921,348
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

                                          Annuity and Life Re (Holdings), Ltd.

Date: August 11, 1999                           /s/ LAWRENCE S. DOYLE
                                                -------------------------------------------------
                                                Name: Lawrence S. Doyle
                                                Title:  President and Chief Executive Officer
                                                        (Principal Executive Officer)

Date: August 11, 1999                           /s/ WILLIAM W. ATKIN
                                                -------------------------------------------------
                                                Name: William W. Atkin
                                                Title:  Chief Financial Officer and Treasurer
                                                        (Principal Accounting and Financial Officer)