Form 10-Q
period 1999-09-30
ANNUITY & LIFE RE HOLDINGS LTD
filed 1999-11-15
CIK 1051628

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                Yes [X]  No [ ]

     The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of November 4, 1999 was 25,499,999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                        PART I -- FINANCIAL INFORMATION

                                                                       PAGE
                                                                       -----
ITEM 1.  Unaudited Consolidated Financial Statements
         Consolidated Balance Sheets September 30, 1999 (unaudited)
         and December 31, 1998.......................................      3
         Unaudited Consolidated Statements of Operations Three and
         Nine Months ended September 30, 1999 and 1998...............      4
         Unaudited Consolidated Statements of Comprehensive Income
         Three and Nine Months ended September 30, 1999 and 1998.....      5
         Unaudited Consolidated Statements of Cash Flows Nine Months
         ended September 30, 1999 and 1998...........................      6
         Unaudited Consolidated Statements of Changes in
         Stockholders' Equity Nine Months ended September 30, 1999
         and 1998....................................................      7
         Notes to Unaudited Consolidated Financial Statements........    8-9
ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................  10-13

                        PART II -- OTHER INFORMATION
ITEM 6.  Exhibits and Reports on Form 8-K............................     14
Signatures...........................................................     15
Exhibits.............................................................     16

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                             SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                                             ------------------    -----------------
ASSETS
Cash and cash equivalents..................................    $   24,570,501       $   66,586,267
Fixed maturity investments, available for sale, at fair
  value (amortized cost of $286,335,811 at September 30,
  1999: $272,305,333 at December 31,1998)..................       278,677,940          276,027,927
Funds withheld at interest.................................     1,534,635,029        1,200,101,268
Accrued investment income..................................         3,895,294            3,812,062
Receivable for investments sold............................           613,031                   --
Deferred policy acquisition costs..........................       209,912,109          159,582,286
Other assets...............................................         3,760,046              400,370
                                                               --------------       --------------
          Total Assets.....................................    $2,056,063,950       $1,706,510,180
                                                               ==============       ==============
LIABILITIES
Reserves for future policy benefits........................    $   30,863,731       $   22,026,409
Interest-sensitive contracts liabilities...................     1,625,982,866        1,283,675,809
Other reinsurance liabilities..............................         4,151,185           22,455,437
Payable for investments purchased (Investment pending
  settlement)..............................................         3,623,344                   --
Accounts payable and accrued expenses......................         4,475,283            3,012,279
                                                               --------------       --------------
          Total Liabilities................................    $1,669,096,409       $1,331,169,934
STOCKHOLDERS' EQUITY
Preferred Shares (par value $1.00; 50,000,000 shares
  authorized; no shares outstanding).......................    $           --       $           --
Common Shares (par value $1.00; 100,000,000 shares
  authorized; 25,499,999 shares outstanding)...............        25,499,999           25,499,999
Additional paid-in capital.................................       329,517,104          329,517,104
Notes receivable from stock sales..........................        (1,266,891)          (1,391,068)
Accumulated other comprehensive (loss) income..............        (7,657,871)           3,722,594
Retained earnings..........................................        40,875,200           17,991,617
                                                               --------------       --------------
          Total Stockholders' Equity.......................    $  386,967,541       $  375,340,246
                                                               --------------       --------------
          Total Liabilities and Stockholders' Equity.......    $2,056,063,950       $1,706,510,180
                                                               ==============       ==============

     See accompanying notes to unaudited consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                  3 MONTHS ENDED       3 MONTHS ENDED       9 MONTHS ENDED       9 MONTHS ENDED
                                SEPTEMBER 30, 1999   SEPTEMBER 30, 1998   SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                ------------------   ------------------   ------------------   ------------------
REVENUES
Net premiums..................     $21,101,366          $10,065,750          $ 57,720,663         $10,065,750
Investment income, net of
  related expenses............      19,528,879            5,366,566            58,365,264           9,666,181
Net realized investment gains
  (losses)....................        (793,008)           1,018,990              (687,305)          1,167,664
Other.........................       1,250,961                   --             1,639,924                  --
                                   -----------          -----------          ------------         -----------
          Total Revenues......     $41,088,198          $16,451,306          $117,038,546         $20,899,595
                                   -----------          -----------          ------------         -----------
BENEFITS AND EXPENSES
Claims and policy benefits....     $17,232,038          $ 8,399,500          $ 48,505,406         $ 8,399,500
Net cost of interest sensitive
  contract liabilities........       4,762,521                   --            12,588,018                  --
Policy acquisition costs and
  other insurance expenses....       9,052,163              200,175            25,449,273             200,175
Operating expenses............       1,326,416            1,191,465             4,552,266           2,444,690
Organizational expenses.......              --                   --                    --              69,039
                                   -----------          -----------          ------------         -----------
          Total Benefits and
            Expenses..........     $32,373,138          $ 9,791,140          $ 91,094,963         $11,113,404
                                   -----------          -----------          ------------         -----------
  Net Income..................     $ 8,715,060          $ 6,660,166          $ 25,943,583         $ 9,786,191
                                   ===========          ===========          ============         ===========
NET INCOME PER COMMON SHARE
  (NOTE 3):
Basic.........................     $      0.34          $      0.26          $       1.02         $      0.44
Diluted.......................     $      0.32          $      0.25          $       0.95         $      0.42

     See accompanying notes to unaudited consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                       3 MONTHS ENDED       3 MONTHS ENDED      9 MONTHS ENDED       9 MONTHS ENDED
                                     SEPTEMBER 30, 1999   SEPTEMBER 30, 1998   SEPTEMBER 30,1999   SEPTEMBER 30, 1998
                                     ------------------   ------------------   -----------------   ------------------
Net Income for period..............     $ 8,715,060         $    6,660,166        $25,943,583         $ 9,786,191
Other comprehensive income (loss)
being unrealized holding gains
(losses) on fixed maturity
  Investments arising during
    period.........................      (2,056,950)             6,620,084        (11,380,465)          7,532,438
                                        -----------         --------------        -----------         -----------
Total comprehensive income.........     $ 6,658,110         $   13,280,250        $14,563,118         $17,318,629
                                        -----------         --------------        -----------         -----------

     See accompanying notes to unaudited consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                               9 MONTHS ENDED        9 MONTHS ENDED
                                                             SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                             ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................    $  25,943,583          $  9,786,191
Adjustments to reconcile net income to cash flow from
  operating activities:
Net realized investment losses (gains).....................          687,305            (1,167,664)
Changes in:
Accrued investment income..................................          (83,232)           (4,781,291)
Reinsurance receivables....................................               --           (21,422,575)
Deferred policy acquisition costs..........................      (50,329,823)                   --
Other assets...............................................       (3,359,676)             (157,781)
Reserves for future policy benefits........................        8,837,322            19,831,500
Interest sensitive contracts, net of funds withheld........        7,773,296                    --
Other reinsurance liabilities..............................      (18,304,252)                   --
Accounts payable...........................................        1,463,004               625,127
                                                               -------------          ------------
Net cash (used) provided by operating activities...........    $ (27,372,473)         $  2,713,507
                                                               -------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed maturity securities...........    $ 159,919,267          $285,078,492
Purchase of fixed maturity securities......................     (171,626,737)         (626,907,138)
                                                               -------------          ------------
Net cash used by investing activities......................      (11,707,470)         (341,828,646)
                                                               -------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of company stock....................               --           353,419,413
Repayment of Notes Receivable, less Interest accrued.......          124,177                    --
Dividends paid to stockholders.............................       (3,060,000)                   --
                                                               -------------          ------------
Net cash (used) provided by financing activities...........       (2,935,823)          353,419,413
                                                               -------------          ------------
(Decrease) increase in cash and cash equivalents...........      (42,015,766)           14,304,274
Cash and cash equivalents, beginning of period.............       66,586,267               250,000
                                                               -------------          ------------
Cash and cash equivalents, end of period...................    $  24,570,501          $ 14,554,274

     See accompanying notes to unaudited consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                               9 MONTHS ENDED        9 MONTHS ENDED
                                                             SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                             ------------------    ------------------
PREFERRED SHARES PAR VALUE $1.00
Balance at beginning and end of period.....................     $         --          $         --
                                                                ------------          ------------
COMMON SHARES PAR VALUE $1.00
Balance of beginning of period.............................     $ 25,499,999          $     12,000
Issuance of shares.........................................               --            25,499,999
Retirement of shares.......................................               --               (12,000)
                                                                ------------          ------------
Balance at end of period...................................     $ 25,499,999          $ 25,499,999
                                                                ------------          ------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period.............................     $329,517,104          $    238,000
Issuance of shares.........................................               --           334,049,964
Direct equity offering expenses............................               --            (4,774,238)
                                                                ------------          ------------
Balance at end of period...................................     $329,517,104          $329,513,726
                                                                ------------          ------------
NOTES RECEIVABLE FROM STOCK SALES
Balance at beginning of period.............................     $ (1,391,068)         $         --
Notes issued...............................................               --            (1,325,000)
Repayments.................................................          174,950                    --
Accrued interest during period.............................          (50,773)              (42,690)
                                                                ------------          ------------
Balance at end of period...................................     $ (1,266,891)         $ (1,367,690)
                                                                ------------          ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of period.............................     $  3,722,594          $         --
Net unrealized holding (losses) gains on fixed maturity
  investments..............................................      (11,380,465)            7,532,438
                                                                ------------          ------------
Balance at end of period...................................     $ (7,657,871)         $  7,532,438
                                                                ------------          ------------
RETAINED EARNINGS
Balance at beginning of period.............................     $ 17,991,617          $         --
Net income.................................................       25,943,583             9,786,191
Stockholder dividends......................................       (3,060,000)                   --
                                                                ------------          ------------
Balance at end of period...................................     $ 40,875,200          $  9,786,191
                                                                ------------          ------------
TOTAL STOCKHOLDERS' EQUITY.................................     $386,967,541          $370,964,664
                                                                ============          ============

     See accompanying notes to unaudited consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Annuity and Life Re (Holdings), Ltd. ("Holdings") was incorporated on December 2, 1997 under the laws of Bermuda. Holdings provides annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiaries:
Annuity and Life Reassurance, Ltd. ("Annuity Reassurance"), licensed under the insurance laws of Bermuda as a long term insurer; and Annuity and Life Re America, Inc. ("Annuity & Life Re America"), an insurance holding company based in the United States which was incorporated on May 28, 1999. Holdings, Annuity Reassurance, Annuity and Life Re America are collectively referred to herein as the "Company".

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

     It should be noted that the financial data included herein is not necessarily indicative of the results of operations or financial condition of the Company in the future.

3.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share. The Company was nominally capitalized with 12,000 common shares of par value $1.00 each during the period from its incorporation to the date of its initial public offering and did not commence operations until April 17,1998. For this reason the calculation of earnings per share for the nine months ended September 30,1998 is based upon the earnings and number of shares outstanding since April 17,1998, the effective date of the public offering; in the opinion of Management this is the most meaningful presentation.

                                   3 MONTHS ENDED SEPTEMBER 30,    9 MONTHS ENDED SEPTEMBER 30,
                                   -----------------------------   -----------------------------
                                       1999            1998            1999            1998
                                   -------------   -------------   -------------   -------------
Net Income.......................   $ 8,715,060     $ 6,660,166     $25,943,583     $10,235,177
Net average number of common
shareholders outstanding.........    25,499,999      25,499,999      25,499,999      23,270,491
Weighted average number of common
  shares outstanding including
  shares issuable from exercise
  of options and warrants........    27,218,541      26,629,834      27,177,007      24,574,727
Earnings per share...............   $      0.34     $      0.26     $      1.02     $      0.44
Earnings per share assuming
  dilution.......................   $      0.32     $      0.25     $      0.95     $      0.42

4.  SIGNIFICANT TRANSACTION

     On September 7, 1999 the Company, through its wholly owned subsidiary, Annuity and Life Re America, Inc., signed an agreement to acquire Capitol Bankers Life Insurance Company ("Capitol Bankers") for approximately $9 million in cash which includes the capital and surplus of Capitol Bankers of approximately $7 million. Upon completion of the acquisition the Company intends to contribute additional capital of approximately $18 million. Completion of the acquisition is subject to regulatory approval and is expected to

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

occur by the first quarter of 2000. Prior to the closing, the in-force insurance business of Capitol Bankers will be 100% reinsured by the Company. This transaction will be accounted for as a purchase.

     Capitol Bankers is domiciled in the United States and is authorized to conduct the life insurance business in 43 states of the United States. Prospectively, Capitol Bankers will focus its operations strictly on the US life and annuity reinsurance markets.

5.  UNAUDITED QUARTERLY FINANCIAL DATA

     The Company's Form 10-Q for the period ended September 30, 1998 reflected a reinsurance agreement that was structured on a coinsurance basis. Subsequently, the agreement's terms were modified. Accordingly, certain amounts previously reported for premiums and acquisition costs for the period ended September 30, 1998 were reclassified. This reclassification had no effect on amounts previously reported for net income or net income per common share.

6.  ACCOUNTING STANDARDS

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

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.  GENERAL

     Annuity and Life Re (Holdings), Ltd. ("Holdings") was incorporated on December 2, 1997 under the laws of Bermuda. It provides annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiaries:
Annuity and Life Reassurance, Ltd. ("Annuity Reassurance"), licensed under the insurance laws of Bermuda as a long term insurer; and Annuity & Life Re America, Inc. ("Annuity & Life Re America"), an insurance holding company based in the United States which was incorporated on May 28, 1999. Holdings, Annuity Reassurance, and Annuity & Life Re America are collectively referred to herein as the "Company".

2.  OPERATING RESULTS

     Net Income. For the nine month period ending September 30,1999, the Company had consolidated net income of approximately $25,944,000 or $1.02 per common share, $0.95 per common share on a fully diluted basis, compared with $0.44 per common share, $0.42 per common share on a fully diluted basis for the initial operating period of approximately five and one-half months ended September 30, 1998. For the three month period ending September 30, 1999, the Company had consolidated net income of approximately $8,715,000, or $0.34 per common share, $0.32 per common share on a fully diluted basis, compared with $0.26 per common share and $0.25 per common share on a fully diluted basis for the three months ended September 30, 1998. The Company began its insurance operations on April 17, 1998 following the completion of its initial public offering and direct sales of its Common Shares.

     Net operating income. In addition to net income, the Company reports net operating income. This is not a substitute for net income computed in accordance with generally accepted accounting principles (GAAP), but is an important measure used by management, equity analysts and investors to measure the Company's results. The Company defines net operating income as net income excluding realized gains and losses from the sale of investments. The definition used for net operating income by the Company may differ from that used by other public life and annuity reinsurance companies.

     For the three month and nine month periods ending September 30, 1999 net operating income increased 69% and 209%, respectively, over the comparable prior year periods. Net operating income for the nine month period ending September 30, 1999 was approximately $26,631,000 or $1.04 per common share, $0.98 per common share on a fully diluted basis, compared with $0.39 per common share, $0.37 per common share on a fully diluted basis for the initial operating period of approximately five and one-half months ended September 30, 1998. Net operating income for the three month period ending September 30, 1999 was approximately $9,508,000 or $0.37 per common share, $0.35 per common share on a fully diluted basis, compared with $0.22 per common share, $0.21 per common share on a fully diluted basis for the three months ended September 30, 1998. The increase in net operating income is due to the growth and development of the Company's insurance operations and favorable underwriting and investment results.

     Net Premiums. Net premium revenue for the three month and nine month periods ending September 30, 1999 was approximately $21,101,000 and $57,721,000, respectively, an increase of 110% and 473% over the three month period ending September 30, 1998 and the initial operating period of approximately five and one-half months ended September 30, 1998. All premium revenue was derived from ordinary life reinsurance. The growth reflects the level of new business written and the increase in the face amount of insurance in force. At September 30, 1999 the total face amount of life insurance in force was approximately $36.6 billion compared with approximately $22.5 billion at December 31, 1998 and $15.0 billion at September 30, 1998. New business writings and premium revenue levels are significantly influenced by the seasonal nature of the life reinsurance marketplace and by large transactions and therefore can fluctuate from period to period.

     Net Investment Income. Total net investment income for the three month and nine month periods ending September 30, 1999 was approximately $19,529,000 and $58,365,000, respectively, an increase of 264% and 504% over the three months ending September 30, 1998 and the initial operating period of five and one-half months ended September 30, 1998. The growth in the investment income is primarily due to the income earned on Funds Withheld under modified coinsurance agreements related to the Company's Interest Sensitive Contracts Liabilities; the income earned on the Funds Withheld was approximately $14,688,000 and $42,937,000 for the three and nine months ended September 30, 1999. The average yield rate earned on an annualized basis on the invested assets, excluding the Funds Withheld, during the nine month period ending September 30, 1999 was approximately 6.31% compared with 6.07% for the period ending September 30, 1998.

     Investment Gains and Losses. Realized investment losses were approximately $793,000 and $687,000 for the three months and nine months ended September 30, 1999 compared with realized gains of $1,168,000, respectively for the initial operating period of approximately five and one half months ended September 30, 1998. Such gains and losses result from normal activity in the management of the Company's investment portfolio.

     Realized gains and losses are not considered by the Company to be recurring components of earnings. The Company makes decisions concerning the sales of invested assets based on a variety of market, business and other factors.

     During the nine months ended September 30, 1999 the Company incurred unrealized losses of approximately $11,380,000 in comparison with unrealized gains of approximately $7,532,000 during the period ended September 30, 1998 which were included in Other Comprehensive Income. The change in unrealized gains and losses is principally related to the increase in the general level of interest rates during the period.

     Claims and Policy Benefits. Claims and policy benefits for the three month and nine month periods ending September 30, 1999 were approximately $17,232,000 or 82% of premium revenue and $48,505,000 or 84% of premium revenue, respectively, as compared with $8,399,000 or 83% of premium revenue for the three months ending September 30,1998 and the initial operating period of approximately five and one-half months ended September 30, 1998. Mortality experience has been favorable falling within pricing parameters. The Company expects mortality to be fairly constant over long periods of time, but it may fluctuate from period to period. Reserve levels are in part determined by claims reported from ceding companies, the Company's aggregate experience and overall mortality trends.

     Policy Acquisition and Other Insurance Expenses. Policy acquisition and other insurance expenses, consisting primarily of allowances and amortization of deferred policy acquisition costs, were approximately $9,052,000 and $25,449,000 for the three month and nine month periods ending September 30, 1999, respectively, as compared with $200,000 for the three months ending September 30, 1998 and the initial operating period of approximately five and one-half months ended September 30, 1999. Generally, policy acquisition costs and other insurance expenses fluctuate with product mix and business volumes.

     Other Operating Expenses. Operating expenses for the three month and nine month periods ending September 30, 1999 were approximately $1,326,000 or 3% of total revenue and $4,552,000 or 4% of total revenue, respectively, as compared with $2,445,000 or 12% of total revenue for the initial operating period of approximately five and one-half months ending September 30, 1998. The decrease in the ratio of operating expenses to total revenue is due to the growth and development of the Company's insurance operations and its revenue base. The operating expense level is considered by Company Management to be low by industry standards and is in line with the Company's plan to be a low cost provider.

3.  FINANCIAL CONDITION

  Investments

     Invested assets, including cash and cash equivalents, amounted to approximately $303,248,000 at September 30, 1999. Net unrealized losses on invested assets total $7,658,000 at September 30, 1999 and reflect the increase in the general level of interest rates during the period.

     The Company's investment policy is designed to achieve above average risk adjusted returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity and match the cash flows of the portfolio to the required cash flows for the related liabilities.

  Funds Withheld at Interest -- Interest-Sensitive Contracts Liabilities

     Assets with a carrying value of approximately $1,534,635,000 relate to an annuity reinsurance agreement and are held by and managed by the ceding company in segmented portfolios. The liability for the annuity reinsurance is included on the Company's Balance Sheet as Interest Sensitive Contracts Liabilities. During the nine month period ending September 30, 1999 these assets and liabilities each grew approximately 27% primarily due to the level of new deposits accepted by the Company under the reinsurance agreement.

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

     For the nine month period ended September 30, 1999 the Company used approximately $27,372,000 in its operating activities. This is primarily related to initial costs associated with writing new life reinsurance and annuity reinsurance business.

     The Company's capital structure currently consists entirely of equity. At September 30, 1999 total capitalization of the Company after deducting certain loans to management and including retained earnings and accumulated other comprehensive (loss) income amounted to approximately $386,968,000. As the Company develops Management and the Board of Directors continuously reviews its capital adequacy. Management believes this level of capital is sufficient to support the Company's insurance business and its planned growth for the near future.

     At September 30, 1999 the Company had no outstanding debt. At September 30, 1999 letters of credit totaling approximately $51,217,000 have been issued in the ordinary course of the Company's business by the Company's bankers in favor of certain ceding insurance companies to provide security and to meet regulatory requirements; these letters of credit are fully collateralized by investments of the Company. The Company may incur indebtedness in the future in connection with possible acquisitions of, investments in, joint ventures with or strategic alliances with companies whose businesses compliment the Company's business.

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

     On February 11, 1999, April 29, 1999 and July 28, 1999 the Board of Directors declared quarterly stockholder dividends of $.04 per share payable to shareholders of record on March 10, 1999, May 20, 1999 and September 2, 1999, respectively. The continued payment of dividends is dependent on the ability of Annuity and Life Reassurance, Ltd to achieve satisfactory underwriting and investment results and other factors determined to be relevant by the Company's Board of Directors.

     The Company currently has no material commitments other than as outlined in
4. Below.

4.  ACQUISITION

     On September 7, 1999 the Company, through its wholly owned subsidiary, Annuity and Life Re America, Inc., signed an agreement to acquire Capitol Bankers Life Insurance Company ("Capitol Bankers") for approximately $9 million in cash which includes the capital and surplus of Capitol Bankers of approximately $7 million. Upon completion of the acquisition the Company intends to contribute additional capital of approximately $18 million in cash. The acquisition price and subsequent capital contribution will be funded from available cash balances and proceeds from the sale of fixed maturity securities held by the Company. Completion of the acquisition is subject to regulatory approval and is expected to occur by the first quarter of 2000. Prior to the closing, the in-force insurance business of Capitol Bankers will be 100% reinsured by the Company. This transaction will be accounted for as a purchase.

5.  YEAR 2000

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

     However, the Company will be exposed to the risk that its third-party service providers and client companies may be exposed to Year 2000-related problems. The Company has no direct control over the Year 2000 compliance efforts of its third party service providers and client companies. The Company is monitoring whether such parties will be Year 2000 compliant on a timely basis and has received assurances that they will be. There can be no assurance, however, that the Company's operations will not experience disruptions due to the failure of the Company's third-party service providers or client companies to become fully Year 2000 compliant in a timely manner or that such failure will not otherwise have an adverse effect on the Company. Furthermore, the Company's interaction with third-party service providers and client companies outside the United States may subject the Company to additional Year 2000 risk as foreign entities have in general not addressed Year 2000 compliance issues as comprehensively as their United States counterparts. The Company continues to monitor developments relating to the issue and has developed contingency plans with respect to its third party service providers which provide for the replacement of those which are not Year 2000 compliant with comparable third party service providers which are Year 2000 compliant.

6.  FORWARD-LOOKING AND CAUTIONARY STATEMENTS

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

                           PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -- The following exhibits are filed as part of this report on Form 10-Q:

        11  Computation of Earnings per share

        27  Financial Data Schedule

     (b) Reports on Form 8-K -- On September 14,1999, the Company filed a report on Form 8-K dated September 7,1999 under Item 5 to report: (i) that Annuity and Life Re America, Inc., a subsidiary of the Company, had agreed to acquire Capitol Bankers Life Insurance Company from Life Reassurance Corporation of America; (ii) a related administrative reinsurance agreement; and (iii) the appointment of Bryan J. Featherstone as President and Chief Executive Officer of Annuity and Life Re America, Inc.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Annuity and Life Re (Holdings), Ltd.

                                          /s/      LAWRENCE S. DOYLE
                                          --------------------------------------
                                          Name: Lawrence S. Doyle
                                          Title: President and Chief Executive
                                                 Officer
                                             (Principal Executive Officer)

Date: November 8, 1999

                                          /s/      WILLIAM W. ATKIN
                                          --------------------------------------
                                          Name: William W. Atkin
                                          Title: Chief Financial Officer and
                                                 Treasurer
                                             (Principal Accounting and Financial
                                                 Officer)

Date: November 8, 1999