Form 10-K405
period 1999-12-31
ANNUITY & LIFE RE HOLDINGS LTD
filed 2000-03-29
CIK 1051628

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM             TO             .

                           COMMISSION FILE NUMBER 0-23625

                        ANNUITY AND LIFE RE (HOLDINGS), LTD.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   BERMUDA                                     NOT APPLICABLE
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
     CUMBERLAND HOUSE, 1 VICTORIA STREET,                          HM 11
              HAMILTON, BERMUDA                                  (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (441) 296-7667
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON SHARES, $1.00 PAR VALUE

                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 2000, the aggregate market value of Common Shares, $1.00 par value, held by non-affiliates was $631,124,975, based on the closing price as reported by the Nasdaq National Market.

     As of March 15, 2000, 25,499,999 Common Shares, $1.00 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for its 2000 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of the close of the registrant's fiscal year ended December 31, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    9
Item 6.   Selected Financial Data.....................................    9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   10
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   16
Item 8.   Financial Statements and Supplementary Data.................   17
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   39

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   39
Item 11.  Executive Compensation......................................   39
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   39
Item 13.  Certain Relationships and Related Transactions..............   39

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   39

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

     Annuity and Life Re (Holdings), Ltd. ("the Company") was incorporated on December 2, 1997 under the laws of Bermuda. We provide annuity and life reinsurance to select insurers and reinsurers through our wholly-owned subsidiaries: Annuity and Life Reassurance, Ltd., which is licensed under the insurance laws of Bermuda as a long term insurer; and Annuity and Life Re America, Inc., an insurance holding company based in the United States.

     On September 7, 1999, we signed an agreement to acquire Capitol Bankers Life Insurance Company. Capitol Bankers is domiciled in the United States and is authorized to conduct its life insurance business in 43 states of the United States. Our completion of the acquisition, however, is subject to regulatory approval.

BUSINESS WRITTEN

  General

     Our reinsurance business generally consists of entering into contractual arrangements (known as treaties) with primary insurers (known as ceding companies) whereby we agree to indemnify the ceding company for all or a portion of the risks associated with the underlying insurance policy in exchange for a reinsurance premium. We also may enter into retrocessional reinsurance arrangements with other reinsurers, which operate in a manner similar to the underlying reinsurance arrangement described above. Under retrocessional reinsurance arrangements, we shift a portion of the risk associated with the underlying insurance policy to the retrocessionaires.

     We write reinsurance agreements on an automatic basis or facultative basis, and market our reinsurance directly, as well as through reinsurance intermediaries or brokers. An automatic treaty provides for a ceding company to cede contractually agreed-upon risks on identified types of business that meet established criteria to a reinsurer and binds the reinsurer without obtaining its further approval. Facultative reinsurance is the reinsurance of individual risks, which allows a reinsurer the opportunity to analyze and separately underwrite a risk before agreeing to accept the risk. Both automatic treaty and facultative reinsurance may be written on either a quota share basis, where a percentage of each risk in the reinsured class of risk is assumed by the reinsurer from the ceding company with premiums proportional to the assumed risk being paid to reinsurers, or an excess of loss basis, where reinsurers indemnify the ceding company up to a contractually-specified amount for a portion of claims exceeding a specified retention amount in consideration of non-proportional premiums being paid to the reinsurer.

     Our principal target market is North America, particularly the United States, and we operate in one business segment. Within that segment our major product lines are traditional life reinsurance and annuity reinsurance that cover the following categories of risks: (i) mortality, (ii) investment, (iii) lapsation, (iv) interest rate and (v) expense. We write reinsurance predominantly on a direct basis with primary life insurance companies. The reinsurance agreements typically remain in force for the life of the underlying policies reinsured, which on average range from ten to thirty years. Each year, a portion of the business under an existing treaty terminates due to, among other things, surrenders and/or lapses of underlying policies, deaths of underlying insureds and the exercise of recapture options.

     Our life reinsurance business principally involves the reinsurance of ordinary life insurance, primarily for mortality risks. Ordinary life reinsurance generally is the reinsurance of individual term life insurance policies, whole life insurance policies, universal life insurance policies and joint and survivor insurance policies. Our ordinary life line of business reinsures all of these products. The profitability of our life reinsurance product depends in large part on the volume and amount of death claims incurred. Although death claims are reasonably predictable over many years, claims become less predictable over shorter periods and are subject to fluctuation from quarter to quarter and year to year. Significant fluctuations from period to period could adversely affect our results of operations.

     Our annuity reinsurance business principally involves "fixed" general account annuities. In the future, we may also reinsure "variable" annuities, pay-out annuities and certain structured settlement contracts.

     The following table presents selected information for the indicated periods concerning our insurance operations:

  Distribution of Policy Revenues and Insurance in Force

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                   1999              1998
                                                              --------------    --------------
Life Reinsurance
  Policy Revenues
     First Year(1)..........................................  $   72,268,437    $   27,943,890
     Renewal................................................      28,566,570                --
                                                              --------------    --------------
       Total................................................  $  100,835,007    $   27,943,890
                                                              ==============    ==============
Insurance In-force at end of year (in thousands)............  $   45,407,000    $   22,538,000
                                                              ==============    ==============
Annuity Reinsurance
  Annuity Deposits..........................................  $1,603,382,955    $1,283,675,809
                                                              ==============    ==============

---------------
(1) Represents revenues received from the reinsurance of life insurance in the first year of the reinsurance contract.

  Underwriting

     We have developed underwriting guidelines with the objective of controlling the risks of the reinsurance policies written as well as to determine appropriate pricing levels. Any deviation from the approved guidelines requires the approval of our Board of Directors. Subject to the approval of our Board, these guidelines may be amended from time to time in response to changing industry conditions, market developments, changes in technology and other factors.

     In implementing our underwriting guidelines, we utilize an experienced underwriting team to select opportunities with acceptable risk/return profiles. In deciding whether to assume any particular reinsurance business, we consider many factors, including the type of risks to be covered, actuarial evaluations, historical performance data for the cedent and the industry as a whole, the cedent's retention, the product to be reinsured, pricing assumptions, underwriting standards, reputation and financial strength of the cedent, the likelihood of establishing a long term relationship with the cedent and the market share of the cedent. Pricing of our reinsurance products is based on our sophisticated actuarial and investment models which incorporate a number of factors including assumptions for mortality, expenses, demographics, persistency and investment returns as well as macroeconomic factors, such as inflation, and regulatory factors, such as taxation and surplus requirements.

     All of our policy revenues derived from ordinary life and annuity reinsurance are written on an automatic treaty quota share basis with a focus on large blocks of business where the underlying policies meet our underwriting criteria. To a lesser extent, we may enter into facultative reinsurance arrangements with primary insurers with which we have automatic treaty reinsurance business. We generally require ceding companies to retain at least 10% of every life insurance risk reinsured, and we limit our own net liability on any single-life risk to $2.0 million.

     The reinsurance agreements typically remain in force for the life of the underlying policies reinsured. However, these agreements in some instances provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to us after an agreed upon period of time (generally 10 years), subject to certain other conditions. Recapture is a factor taken into consideration when pricing a reinsurance agreement and in some cases can be mitigated by various contractual provisions.

POLICY BENEFIT LIABILITIES

     Policy benefit liabilities comprise the majority of our financial obligations. Policy benefit liabilities for other than annuities and interest sensitive life insurance products reflected in our consolidated financial statements included elsewhere in this report are based on our estimates of mortality, persistency and investment income, with estimated provisions for adverse deviation. The liabilities for policy benefits we have established for individual risks or classes of business may be greater or less than those established by ceding companies due to the use of different mortality and other assumptions. Policy benefit liabilities for annuities and interest sensitive life insurance products are reported at the accumulated fund balance of these contracts. Policy benefit liabilities include both mortality and morbidity claims in the process of settlement and claims that have been incurred but not yet reported. Actual experience in a particular period may be worse than assumed experience and, consequently, may adversely affect our operating results for the period. See Note 2(d) of "Notes to Consolidated Financial Statements" for additional information regarding reserve assumptions under generally accepted accounting principles ("GAAP").

INVESTMENTS

  Invested Assets

     Our investment decisions are governed by the investment guidelines established and approved by our Board of Directors.

     Our investment policy is designed to achieve above average risk-adjusted total returns, maintain a high quality portfolio, maximize current income, maintain adequate levels of liquidity and match the cash flows of the portfolio to the anticipated cash flows of our related insurance liabilities. The investment guidelines require our overall fixed income investment portfolio to maintain a minimum weighted average rating of "A." Standard & Poor's "A" rating on fixed income security signifies its judgment that the security is somewhat susceptible to the adverse effects of changes in circumstances and economic conditions; however, the issuer's capacity to meet its financial commitment on the security is still strong. We do not invest in any fixed income securities in emerging markets or which are not rated by a major rating agency. The investment guidelines allow us to invest in fixed income securities that are rated below investment grade. These investments are limited to 25% of the amount by which the invested assets exceed the related insurance liabilities.

     At December 31, 1999, our invested assets, including cash and cash equivalents, had an aggregate fair value of $304,060,000, and all of the securities held were fixed maturities with a weighted average investment quality rating of "AA-". At December 31, 1999, the weighted average duration of invested assets was 3.7 years. If the duration of our invested assets was to differ materially from the duration of our liabilities and if significant rapid increases in market interest rates were to occur, we could be required to sell invested assets at a loss. Conversely, if significant rapid decreases in market interest rates were to occur, we would have gains on invested assets but we could earn less income than we credit to policyholders. These consequences could have a material adverse effect on our capital resources and financial condition.

     Our investment securities currently are managed by three professional investment advisors, Pacific Investment Management Company ("PIMCO"), Alliance Capital Management Corporation ("ACM") and Prudential Investment Corporation ("PRU"), each of which manages a segment of the portfolio. We directly manage certain short-term investments aggregating approximately $3 million at fair value. The agreements with PIMCO and PRU may be terminated by either party upon thirty days notice; the agreement with ACM may be terminated by either party upon forty-five days notice. The performance of PIMCO, ACM and PRU and the fees associated with the arrangements are periodically reviewed by our Boards of Directors.

  Funds Withheld at Interest

     Generally, the ceding companies hold assets related to annuity reinsurance agreements and appoint investment managers to manage these assets in segmented portfolios. Under the terms of the reinsurance agreements, the investment income that accrues to us is dependent on the performance of the underlying portfolios. These assets are included on our Balance Sheet as Funds Withheld at Interest. At December 31, 1999, the carrying value was approximately $1,532,653,000.

COMPETITION

     The reinsurance industry is highly competitive, and we compete with the major reinsurers. Our principal target market is North America. According to management's estimates, there are approximately 25 reinsurers of annuity or life insurance products located in the United States. There are also numerous foreign reinsurers that compete for reinsurance business in the United States as well as elsewhere. These competitors primarily reinsure life insurance and health insurance risks and, to a lesser degree, annuity risks. We expect most, if not all, of these competitors to compete for annuity and life reinsurance business in the future. Most of these competitors are well established, have significant operating histories, strong claims paying ability and long-standing client relationships through existing treaties with cedents.

     Reinsurers compete on the basis of many factors, including premium charges, their reputation and perceived financial strength of the reinsurers, other terms and conditions of the products offered, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the particular line of reinsurance to be written. We believe that our primary competitors include Lincoln National Corporation, Transamerica Occidental Life Insurance Company, Reinsurance Group of America, Inc., ING Reinsurance, Employers Reassurance Corporation and Swiss Reinsurance. However, within the reinsurance industry, our competitors can change from year to year.

RATINGS

     A.M. Best, an independent insurance company rating organization, has rated Annuity and Life Reassurance "A-" (Excellent). A.M. Best assigns an "A-" (Excellent) rating to companies that have on balance, in its opinion, excellent financial strength, operating performance and market profile as well as strong abilities to meet their ongoing obligations to policyholders.

     Additionally, Annuity and Life Reassurance has received an "A" (high) rating from Duff & Phelps and an "A-" (good financial security) rating from Standard & Poor's.

EMPLOYEES

     As of December 31, 1999, we had eleven employees located in Bermuda and two employees located in the United States.

REGULATION

  Bermuda

     Annuity and Life Reassurance is licensed as a long-term insurer under the Bermuda Insurance Act of 1978, as amended, and Related Regulations (collectively, the "Insurance Act"). The Insurance Act, which regulates the insurance business of Annuity and Life Reassurance, provides that no person may carry on an insurance business in Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Minister of Finance. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Minister may impose at any time.

     The Insurance Act imposes on Bermuda insurance companies minimum solvency and liquidity standards and auditing and reporting requirements and grants to the Minister powers to supervise, investigate and intervene in the affairs of insurance companies. Some of the significant aspects of the Bermuda insurance regulatory framework are set forth below.

     Classification of Insurers. The Insurance Act distinguishes between insurers carrying on long term business and insurers carrying on general business. Because Annuity and Life Reassurance has been incorporated to provide reinsurance of annuity and life insurance related risks, it has been registered as a long term insurer in Bermuda and will be regulated as such under the Insurance Act.

     Cancellation of Insurer's Registration. An insurer's registration may be cancelled by the Minister on the grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the Minister after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

     Annual Statutory Financial Return. Annuity and Life Reassurance is required to file with the Registrar of Companies in Bermuda a Statutory Financial Return no later than four months after its financial year-end, unless specifically extended. The Statutory Financial Return includes, among other matters, a report of the approved independent auditor on the Statutory Financial Statements of the insurer, a solvency certificate, the Statutory Financial Statements themselves and a certificate of the approved actuary. The solvency certificate must be signed by the principal representative and at least two directors of the insurer who are required to certify whether the Minimum Solvency Margin has been met, and the independent approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify. If an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the Statutory Financial Return.

     Statutory Financial Statements. An insurer must prepare annual Statutory Financial Statements. The Insurance Act prescribes rules for the preparation and substance of these Statutory Financial Statements (which include, in statutory form, a balance sheet, income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. An insurer is required to submit the annual Statutory Financial Statements as part of the annual Statutory Financial Return.

     Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, which are required to be filed annually with the Registrar of Companies in Bermuda. The independent auditor of the insurer must be approved by the Minister and may be the same person or firm that audits the insurer's financial statements and reports for presentation to its shareholders. Annuity & Life Reassurance's independent auditor is KPMG.

     Approved Actuary. Annuity and Life Reassurance, as a registered long term insurer, is required to submit an annual actuary's certificate when filing its Statutory Financial Return. The actuary's certificate must state whether or not, in the opinion of the insurer's approved actuary, the aggregate amount of the liabilities of the insurer in relation to long term business as at the end of the relevant year exceeded the aggregate amount of those liabilities as shown in the insurer's statutory balance sheet. The approved actuary, who will normally be a qualified life actuary, must be approved by the Minister. Annuity and Life Reassurance's approved actuary is Robert P. Mills.

     Minimum Solvency Margin. The Insurance Act provides that the value of the long-term business assets of an insurer carrying on long term business must exceed the amount of its long-term business liabilities by at least $250,000. Annuity and Life Reassurance met the minimum statutory capital and surplus requirement as of December 31, 1999.

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

     Under the Insurance Act, an insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of Annuity & Life Reassurance is at our offices in Hamilton, Bermuda, and Lawrence S. Doyle, our President and Chief Executive Officer, is the principal representative of Annuity & Life Reassurance. Without a reason acceptable to the Minister, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days notice in writing to the Minister is given of the intention to do so. It is the duty of the principal representative, within 30 days of reaching the view that there is a likelihood that the insurer for which the principal representative acts will become insolvent or that a reportable "event" has, to the principal representative's knowledge, occurred or is believed to have occurred, to make a report in writing to the Minister setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Minister relating to a solvency margin or a liquidity or other ratio.

     Certain Bermuda Law Considerations. We have been designated as non-resident for exchange control purposes by the Bermuda Monetary Authority. This designation allows us to engage in transactions, and to pay dividends to non-residents of Bermuda who are holders of our common shares, in currencies other than the Bermuda Dollar.

     The transfer of our common shares between persons regarded as non-resident in Bermuda for exchange control purposes and our issuance of common shares to such persons may be effected without specific consent under the Exchange Control Act 1972 and regulations thereunder. Issues and transfers of the common shares to any person regarded as resident in Bermuda for exchange control purposes requires specific prior approval under the Exchange Control Act 1972. Annuity and Life Reassurance's common shares cannot be transferred without the consent of the Bermuda Monetary Authority.

     As "exempted companies," we are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but we may not participate in certain business transactions, including (i) acquiring or holding land in Bermuda (except that required for our business and held by way of lease or tenancy for terms of not more than 21 years) without the express authorization of the Bermuda legislature, (ii) taking mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Minister, (iii) acquiring any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities, or (iv) carrying on business of any kind in Bermuda, including insuring domestic risks, except in furtherance of business risks we have undertaken or under a license granted by the Minister.

  United States

     General. Our Bermuda operating subsidiary, Annuity and Life Reassurance, is not licensed or admitted as an insurer in any state of the United States and is not directly subject to regulation in any state of the United States. The insurance laws of each state in the United States regulate the sale of insurance and reinsurance within its jurisdiction by reinsurers, such as Annuity and Life Reassurance, which are not admitted to do business within its jurisdiction. Annuity and Life Reassurance conducts its business through its Bermuda office either directly or through intermediaries, such as brokers and consultants. Annuity and Life Reassurance does not maintain an office, and its personnel do not solicit, advertise, settle claims or conduct other activities which may constitute the transaction of the business of insurance, in any jurisdiction in which it is not licensed or otherwise authorized to engage in these activities.

     Capitol Bankers Life Insurance Company, which, subject to regulatory approval, we expect to acquire, is licensed and authorized to conduct life insurance business in 43 states of the United States. The insurance laws and regulations, as well as the supervisory authority that may be exercised by the various insurance departments, vary by jurisdiction, but generally grant broad powers to supervisory agencies or regulators to examine and supervise insurance companies and insurance holding companies with respect to every significant aspect of the conduct of the insurance business. These laws and regulations generally require insurance companies to meet certain solvency standards and asset tests, to maintain minimum standards of business conduct and to file certain reports with regulatory authorities, including information concerning their capital structure, ownership and financial condition, and subject insurers to potential assessments for amounts paid by guarantee funds. The insurance laws of Michigan have the most significant impact on Capitol Bankers because that is the jurisdiction in which it was formed.

     Annuity and Life Re America, Inc. is domiciled in Delaware and regulated as a Delaware corporation. The Delaware insurance holding company system laws and regulations generally do not apply to Annuity and Life Re America, Inc. because it is not an insurer and they will not apply solely because of our pending acquisition of Capitol Bankers because Capitol Bankers is not required to register with the Delaware Insurance Commissioner under applicable provisions of these laws and regulations. Nevertheless, after our acquisition of Capitol Bankers, Annuity and Life Re America, Inc.'s books and records may be subject to inspection by the Michigan insurance regulators because Annuity and Life Re America, Inc. will be an affiliate of Capital Bankers, which is subject to Michigan's holding company laws.

     Current Michigan law (applicable to Capitol Bankers) permits the payment of ordinary shareholder dividends or distributions, the fair market value of which, together with that of other dividends or distributions made during the preceding twelve months, does not exceed the greater of (i) 10% of Capitol Bankers' statutory surplus as regards policyholders as of the immediately preceding December 31, or (ii) statutory net gain from operations, excluding realized capital gains, for the immediately preceding calendar year, excluding pro rata distributions of any class of Capitol Bankers' own securities. Any proposed dividend in excess of this amount is considered an "extraordinary dividend" and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Michigan Insurance Commissioner. In addition, ordinary shareholder dividends may be paid only from earned surplus (as opposed to contributed surplus) without the prior approval of the Michigan Insurance Commissioner.

     In addition to the foregoing, Michigan insurance laws require that the statutory surplus of Capitol Bankers following any ordinary shareholder dividend be reasonable in relation to its outstanding liabilities and adequate to meet its needs so that Capitol Bankers is and continues to be safe, reliable and entitled to public confidence. If the Michigan Insurance Commissioner determines that Capitol Bankers' policyholder surplus is not reasonable in relation to its outstanding liabilities, and is not adequate to meet its financial needs, then the Commissioner may limit or disallow the payment of shareholder dividends and may apply for an order enjoining Capitol Bankers from continuing this violation of the insurance laws.

     Credit for Reinsurance. In addition to the regulatory requirements imposed by the jurisdictions in which a reinsurer is licensed, a reinsurer's business operations are affected by regulatory requirements in other jurisdictions in which ceding companies are located governing "credit for reinsurance" which are imposed on its ceding companies. In general, a ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for policy reserves, claims and other amounts ceded to the reinsurers. Many jurisdictions permit ceding companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted reinsurers if adequate security is posted.

ITEM 2.  PROPERTIES.

     We conduct our operations from leased office space located at Cumberland House, 1 Victoria Street, Hamilton, HM 11, Bermuda. Annuity and Life Re America conducts its operations from leased space located at 406 Farmington Avenue, Farmington, Connecticut, USA. We believe our space is adequate to meet our current and expected needs.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not currently involved in any litigation or arbitration. We anticipate that in the ordinary course of business we may be subject to litigation and arbitration.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 1999, no matters were submitted to our security holders for a vote.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Our common shares have been listed for trading on the Nasdaq National Market since April 17, 1998, the date of our initial public offering, under the symbol "ALRE". Based on information reported in the NASDAQ ONLINE reporting system, the high and low sales prices per common share for each quarterly period from April 17, 1998 to December 31, 1999 were as follows:

                                                        1999                1998
                                                  ----------------    ----------------
PERIOD                                             HIGH      LOW       HIGH      LOW
------                                            ------    ------    ------    ------
January 1 - March 31............................  27.000    19.750        --        --
April 1 - June 30...............................  26.375    19.094    24.875    21.688
July 1 - September 30...........................  24.875    20.875    22.875    17.000
October 1 - December 31.........................  28.500    20.375    27.000    18.250

     As of March 15, 2000, there were approximately 3,300 holders of record of our outstanding common shares.

DIVIDENDS

     We declared quarterly dividends of $0.04 per common share, for a total of $0.16 per common share, in 1999. On February 10, 2000, our Board of Directors declared a quarterly dividend of $0.04 per share to be paid in March 2000.

     The declaration and payment of future dividends to holders of our common shares will be at the discretion of our Board of Directors and will depend upon our earnings and financial condition, capital requirements of our subsidiaries, regulatory considerations and other factors our Board of Directors deems relevant. (See "Liquidity" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 of "Notes to Consolidated Financial Statements" included elsewhere in this report.) Our general policy is to retain most of our earnings to finance the growth and development of our business.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents selected financial data and other operating information. The selected financial data have been derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                   1999              1998
                                                              --------------    --------------
INCOME STATEMENT DATA FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998:
Revenues:
  Net premiums..............................................  $  100,835,007    $   27,943,890
  Investment income, net of related expenses................      85,089,811        24,130,550
  Net realized investment gains (losses)....................      (1,284,769)        2,673,281
  Other.....................................................       3,215,429           311,243
                                                              --------------    --------------
  Total revenues............................................  $  187,855,478    $   55,058,964
                                                              --------------    --------------
Benefits and expenses:
  Claims and other policy benefits..........................  $   79,953,160    $   23,297,115
  Interest credited to interest sensitive contract
     Liabilities............................................      22,312,684         1,989,000
  Policy acquisition costs and other insurance expenses.....      42,200,688         6,541,872
  Operating expenses........................................       7,685,802         4,150,321
  Organizational expenses...................................              --            69,039
                                                              --------------    --------------
  Total benefits and expenses...............................  $  152,152,334    $   36,047,347
                                                              --------------    --------------
Net Income..................................................  $   35,703,144    $   19,011,617
                                                              ==============    ==============
Basic Earnings per common share.............................  $         1.40    $         0.81
Diluted Earnings per common share...........................  $         1.31    $         0.76
Dividends per common share..................................  $         0.16    $         0.04
Weighted average shares outstanding.........................      25,499,999        24,020,999
BALANCE SHEET DATA:
Invested Assets.............................................  $  304,060,124    $  342,614,194
Funds Withheld..............................................  $1,532,652,990    $1,200,101,268
Total Assets................................................  $2,056,085,988    $1,706,510,180
Stockholders' equity........................................  $  392,054,894    $  375,340,246
OTHER FINANCIAL DATA:
Book value per common share(1)..............................  $        15.82    $        14.57
First year reinsurance premiums assumed.....................  $   72,268,437    $   27,943,890
Life insurance in force (in thousands)......................  $   45,407,000    $   22,538,000

---------------
(1) Book value per share is calculated by dividing end of period stockholders' equity (excluding unrealized investment gains or losses) by the end of period common shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following analysis of our consolidated financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the consolidated financial statements and accompanying notes included elsewhere in this report. The preparation of our financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions developed by our management. Any adjustments to reported bases of assets or liabilities resulting from changes in estimates are reflected in earnings in the period the estimates are revised. Certain management estimates are based, in part, on information provided by ceding companies. As is usual in the reinsurance business, our ceding companies periodically update, refine and revise the reinsurance information they provide to us. The financial effects resulting from the incorporation of revised data are reflected in earnings as changes in estimates.

     With the exception of historical information, the matters contained in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such statements may include, but are not limited to, projections of earnings, revenues, income or loss, capital expenditures, plans for future operations and financing needs or plans, as well as assumptions relating to the foregoing. The words

"expect", "project", "estimate", predict", "anticipate", "believes", and similar expressions are also intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. We assume no obligation to update any forward looking statement to reflect actual results or changes in or additions to the factors affecting such forward looking statements.

     The factors that could affect forward-looking statements include, but are not limited to: uncertainties relating to general economic and business conditions that may impact the reinsurance marketplace, including, among other things, changes in interest rate levels and the liquidity of certain securities; changes in laws and government regulations applicable to us; our ability to successfully implement our operating strategies; material changes in the level of our operating expenses; material changes in mortality and morbidity experience; and material changes in persistency. In addition, as part of our business strategy we evaluate from time to time opportunities to acquire, make investments in, or enter into joint ventures or other strategic alliances with companies whose businesses compliment our business, some of which could be material. If an acquisition is consummated, we may need to incur indebtedness in connection with the acquisition. In addition, we could have difficulty assimilating the personnel and operations of the acquired company, which would prevent us from realizing expected synergies and could disrupt our ongoing business and distract management and resources. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

GENERAL

     Our two major product lines are traditional ordinary life reinsurance and annuity reinsurance. The reinsurance agreements typically remain in force for the life of the underlying policies reinsured, which on average range from ten to thirty years. Each year, a portion of the business under an existing treaty terminates due to among other things, surrenders and/or lapses of underlying policies, deaths of underlying insureds and the exercise of recapture options.

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

     At December 31, 1999, our life insurance in force amounted to $45.4 billion. We assign to third parties, or "retrocede," portions of certain risks in excess of a predetermined retention amount for which we have accepted liability. At December 31, 1999, we had ceded $34.9 million, or 0.08%, of our in force life insurance coverage.

     Our primary annuity product is reinsurance of a general account fixed deferred annuity. The profitability of the deferred annuity reinsurance product line depends on earning a targeted spread between the interest rate earned on the supporting asset base and the interest rate credited to the underlying annuity liability. This spread is interest rate sensitive, as fluctuations in the general level of interest rates from period to period may cause fluctuations in the results of operations. At December 31, 1999, our liability for deferred annuity contracts amounted to $1.6 billion. Additional information concerning the spread between the interest rate earned on the supporting asset base and the interest rate credited to the underlying annuity liability is presented elsewhere in this report under the headings "Funds Withheld at Interest -- Interest Sensitive Contract Liabilities" and "Quantitative and Qualitative Disclosures about Market Risk."

OPERATING RESULTS

     We began our insurance operations on April 17, 1998 following the completion of our initial public offering and direct sales of our common shares. A loss of $449,000 was incurred during the three month period ended March 31, 1998 relating to expenses and costs incurred in our formation and organization. For purposes of this discussion, we compare our results for the year ended December 31, 1999 to our results for the eight and one half month period ended December 31, 1998. Part of the difference in our operating results for these two periods is attributable to the difference in length of the two operating periods. Information regarding the full year ended December 31, 1998 is included in the financial statements filed as a part of this report.

     Net Income. For the year ended December 31, 1999, we had consolidated net income of $35,703,000, or $1.40 per common share ($1.31 per common share on a fully diluted basis), compared with $0.81 per common share ($0.76 per common share on a fully diluted basis) for the initial operating period of approximately eight and one-half months ended December 31, 1998. Earnings per share for the year ended December 31, 1998 has been calculated using earnings and the number of shares outstanding since the beginning of the second fiscal quarter.

     Net Operating Income. In addition to net income, we report net operating income. This is not a substitute for net income computed in accordance with generally accepted accounting principles (GAAP), but is an important measure used by management, investors and others to measure our results. We define net operating income as net income excluding realized gains and losses from the sale of investments. Our definition of net operating income may differ from that used by other public life and annuity companies.

     For the year ended December 31, 1999 our net operating income increased 120% over the prior year. Net operating income for the year ending December 31, 1999 was $36,988,000 or $1.45 per common share, $1.36 per common share on a fully diluted basis, compared with $0.70 per common share, $0.66 per common share on a fully diluted basis for the initial operating period of approximately eight and one-half months ended December 31, 1998. The increase in net operating income is due to the growth and development of our insurance operations and favorable underwriting and investment results.

     Net Premiums. Net premium revenue for the year ended December 31, 1999 was $100,835,000, an increase of 261% over the initial operating period of approximately eight and one-half months ended December 31, 1998. All premium revenue was derived from traditional ordinary life reinsurance we developed directly and through the use of intermediaries. The growth reflects the level of new business written and the increase in the face amount of insurance in force. At December 31, 1999 the total face amount of life insurance in force was $45.4 billion compared with $22.5 billion at December 31, 1998. New business writings and premium revenue levels are significantly influenced by the seasonal nature of the life reinsurance marketplace and by large transactions and therefore can fluctuate from period to period.

     Net Investment Income. Total net investment income for the year ended December 31, 1999 was $85,090,000, an increase of 253% over the initial operating period of eight and one half months ended December 31,1998. The growth in the investment income is primarily due to the income earned on Funds Withheld under modified coinsurance agreements related to our Interest Sensitive Contracts Liabilities. The income earned on the Funds withheld was $64,606,000 for the year ended December 31, 1999 compared with $8,927,000 for the initial operating period of eight and one-half months ended December 31, 1998. The average yield rate earned on an annualized basis on the invested assets, excluding Funds Withheld, was 6.29% for the year ended December 31, 1999 compared with 6.32% for the period ending December 31, 1998.

     Realized Investment Gains (Losses). Realized investment losses were $1,285,000 for the year ended December 31, 1999 compared with realized gains of $2,673,000 for the initial operating period of eight and one-half months ended December 31, 1998. These gains and losses result from normal activity in the management of our investment portfolio.

     We do not consider realized gains and losses to be recurring components of earnings. We make decisions concerning the sales of invested assets based on a variety of market, business and other factors.

     During the year ended December 31, 1999, we incurred unrealized losses of $14,992,000, as compared with unrealized gains of $3,723,000 incurred during the period ended December 31,1998 which were included in Other Comprehensive Income
(Loss). The change in unrealized gains and losses is principally related to the increase in the general level of interest rates during 1999.

     Claims and Policy Benefits. Claims and Policy Benefits for the year ended December 31, 1999 were $79,953,000 or 79% of net premium as compared with $23,297,000 or 83% of net premium for the initial operating period of eight and one-half months ended December 31, 1998. Mortality experience has been favorable, falling within pricing parameters. We expect mortality to be fairly constant over long periods of time, but it will fluctuate from period to period. Reserve levels are in part determined by claims reported from ceding companies, our aggregate experience and overall mortality trends.

     Interest Credited to Interest Sensitive Contract Liabilities. Interest credited to interest sensitive contract liabilities, which are the liabilities we assume under reinsurance agreements we enter into, was $22,313,000 for the year ended December 31, 1999, as compared with $1,989,000 for the initial operating period of eight and one-half months ended December 31, 1998. This increase reflects the growth in our interest sensitive contracts liabilities and is directly related to income earned on the related Funds Withheld at Interest. The income earned on Funds Withheld was $64,606,000 for the year ended December 31, 1999, as compared with $8,927,000 for the initial operating period of eight and one-half months ended December 31, 1998.

     Policy Acquisition Costs and Other Insurance Expenses. Policy Acquisition Costs and Other Insurance Expenses, consisting primarily of allowances and amortization of deferred policy acquisition costs, were $42,201,000 for the year ended December 31, 1999, as compared with $6,542,000 for the initial operating period of eight and one-half months ended December 31, 1998. Generally, policy acquisition costs and other insurance expenses fluctuate with business volume and changes in product mix. The increase in these costs reflects the growth and development of our life insurance and annuity business.

     Other Operating Expenses. Operating expenses were $7,686,000 or 4.1% of total revenue for the year ended December 31, 1999, as compared with $3,770,000 or 6.8% of total revenue for the initial operating period of eight and one-half months ended December 31, 1998. The decrease in the ratio of operating expenses to total revenue is due to the growth and development of our insurance operations and our revenue base. We consider the operating expense level to be low by industry standards and in line with our plan to be a low cost provider.

FINANCIAL CONDITION

     Investments. Invested assets, including cash and cash equivalents, amounted to $304,060,000 at December 31, 1999 as compared with $342,614,000 at December 31, 1998. The change in invested assets during 1999 is due primarily to the unrealized losses incurred in the year, the funds used in our operating activities and payment of shareholder dividends. At December 31, 1999 unrealized losses total $11,269,000 as compared with total unrealized gains of $3,723,000 at December 31, 1998. The change in unrealized gains and losses is principally related to the increase in the general level of interest rates during 1999.

     Our investment policy is designed to achieve above average risk adjusted total returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity and match the cash flows of the portfolio to the required cash flows for the related liabilities.

     We do not engage in trading activities to recognize realized investment gains and, thus, do not have a trading portfolio. However, we evaluate the desirability of continuing to hold a security when market conditions, creditworthiness or other measurement factors change. These changes may relate to a change in the credit risk of an issuer and a decision to sell may be made to avoid further declines in realizable value. Securities also may be sold prior to maturity to provide liquidity. As a result our securities are classified as "available for sale".

     At December 31, 1999, fixed maturity securities, which constituted all of our invested assets, were 88% investment grade, liquid securities with varying maturity dates, as compared with 83% at December 31, 1998. The fair value of these investments may vary depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer. At December 31, 1999 and 1998, the weighted average duration of invested assets was
3.7 and 2.9 years, respectively, and the weighted average investment quality rating was "AA-" in both years.

     At December 31, 1999, $34,500,000 at fair value or 12% of invested assets, consisted of below investment grade securities, as compared with $45,000,000 or 17% of invested assets at December 31, 1998. We limit our investments in fixed maturities that are rated below investment grade to not more than 25% of our total capital because these investments are subject to a higher degree of credit risk than investment grade securities. We monitor our below investment grade securities as well as the creditworthiness of the portfolio as a whole. When fair market values decline for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its net realizable value. We had no fixed maturities in default at December 31, 1999 or 1998, and no securities were written down during 1999 or 1998.

     Our results of operations and our financial condition are significantly affected by the performance of our investments and by changes in interest rates. During a period of declining interest rates, if our investments are sold, called, prepaid or redeemed, we may be unable to reinvest the proceeds in securities of equivalent risk with comparable rates of return. During a period of rising interest rates, the fair value of our invested assets could decline. In addition, rising interest rates could also cause disintermediation, which in turn could cause us to sell investments at prices and times when the fair values of these investments are less than their amortized cost. We believe that our traditional life insurance liabilities are not highly interest rate sensitive and, therefore, the effects of fluctuating interest rates on these liability cash flows are not significant. For interest sensitive liabilities, the cedent utilizes asset/liability matching to minimize the impact of changes in interest rates. We have not engaged in hedging activities to mitigate the effects of interest rate changes on our invested assets and related liabilities, although we may do so in the future.

     The following table summarizes our investment results, excluding interest earned on funds withheld under modified coinsurance agreements, for the periods ended December 31, 1999 and 1998.

                               INVESTMENT RESULTS

                                                                                    PERIOD ENDED
                                                                YEAR ENDED        DECEMBER 31, 1998
                                                             DECEMBER 31, 1999     (8 1/2 MONTHS)
                                                             -----------------    -----------------
Total invested assets, cash and cash equivalents(1)........    $304,060,124         $342,614,194
Investment income, net of related expense..................    $ 20,483,345         $ 15,203,210
Effective yield rate(2)....................................           6.29%                6.32%
Realized investment gains (losses).........................    $ (1,284,769)        $  2,673,281

---------------
(1) Fair value at end of the indicated year.

(2) The effective yield rate equals (i) net investment income divided by (ii) the average of total adjusted invested assets (fixed maturities at amortized cost) at the end of each calendar quarter included in the indicated period.

     Our invested assets consist primarily of fixed maturity securities. These fixed maturity securities are invested primarily in U.S. government obligations, foreign government obligations excluding emerging markets, public utilities obligations, corporate fixed maturities and mortgage backed securities.

     At December 31, 1999, mortgage backed securities represented 37% of invested assets, as compared with 33% at December 31, 1998. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage backed securities include collateralized mortgage obligations and mortgage backed pass-through securities. Mortgage backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, all of which are agencies of the U.S. government. Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in agency mortgage backed securities. Our mortgage backed securities portfolio had a weighted average investment quality rating of "AAA" at December 31, 1999 and 1998.

     At December 31, 1999, 19% of our mortgage backed investment portfolio consisted of planned amortization class, target amortization class and sequential instruments, as compared with 14% at December 31, 1998. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches ("support classes") of the collateralized mortgage obligation.

     Funds Withheld at Interest -- Interest Sensitive Contract Liabilities. At December 31, 1999 and 1998 the liability related to our annuity reinsurance agreements in the amount of $1,603,383,000 and $1,283,676,000 was included on the balance sheet as Interest Sensitive Contract Liabilities. The products reinsured under these agreements are general account deferred annuity policies containing minimum interest guarantees and market value adjustment features. At December 31, 1999 and 1998, assets related to these annuity reinsurance agreements with a carrying value of $1,532,653,000 and $1,200,101,000, respectively, were included on our balance sheet as Funds Withheld at Interest. Funds Withheld at Interest is equivalent to the statutory reserve held by the ceding company. This reserve is calculated in accordance with the actuarial valuation method known as the Commissioners Annuity Reserve Valuation Method. Under the reinsurance agreements the ceding company is obligated to credit interest on the outstanding amounts of these funds based on the return of the underlying assets held by the ceding companies in segmented portfolios. The underlying assets, which include fixed income and convertible fixed income securities, are managed by investment managers appointed by the original cedant in accordance with investment guidelines and policies that are included in the reinsurance agreements. Accordingly, the carrying value of the Funds Withheld at Interest is not directly exposed to market risk with respect to the assets held by the ceding company.

     These reinsurance agreements are accounted for as investment type contracts because they do not bear significant insurance risk. Accordingly, premiums are reported as a deposit liability on the balance sheet and benefits such as policy surrenders are reported as withdrawals from the liability account.

     The profitability of these agreements is dependent on earning a targeted spread between the interest earned on the Funds Withheld at Interest, and the interest credited to the policyholder liabilities.

     For the year ended December 31, 1999 and the eight and a half month period ended December 31, 1998 the interest spread we earned was:

                                                                            PERIOD ENDED
                                                        YEAR ENDED        DECEMBER 31, 1998
                                                     DECEMBER 31, 1999     (8 1/2 MONTHS)
                                                     -----------------    -----------------
Interest Earned....................................     $64,606,000          $8,927,000
Interest Credited..................................     $22,313,000          $1,989,000
Interest Spread....................................     $42,293,000          $6,938,000

     The product line is interest rate sensitive, as fluctuations in the general level of interest rates from period to period may cause fluctuations in the interest spread earned. The product type reinsured and the structure of the reinsurance agreement tend to mitigate the interest rate sensitivity of this business. Further, due to the structure of the reinsurance agreement, we are not directly exposed to market risk with respect to the assets underlying the reinsurance agreements.

LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity and capital resources are a measure of our overall financial strength and our ability to generate cash flows from our operations to meet our operating and growth needs. Our principal sources of funds are premiums received, net investment income, proceeds from investments called, redeemed or sold, cash and short term investments. The principal obligations and uses of the funds are the payment of policy benefits, acquisition and operating expenses and the purchase of investments.

     Net cash used by operating activities was $18,920,000 for the year ended December 31, 1999, as compared with $16,388,000 for the initial operating period of eight and one-half months ended December 31, 1998. In addition to the difference in length of the operating periods compared, the increase in the cash used by operating activities is primarily related to the growth and development of our insurance operations and the initial costs associated with writing new life reinsurance and annuity reinsurance business. The net cash used by operating activities was funded from available cash balances and proceeds from our sales of fixed maturity securities. During the next twelve months, we believe our obligations will be adequately provided for by our principal sources of funds.

     Our capital structure currently consists entirely of equity. At December 31, 1999, our total capitalization after deducting certain loans to management and including retained earnings and accumulated other comprehensive income
(loss) amounted to $392,055,000, as compared with $375,340,000 at December 31, 1998. We believe this level of capital is sufficient to support our insurance writings and growth for the near future.

     At December 31, 1999 and 1998, we had no outstanding debt. At December 31, 1999 and 1998, letters of credit totaling $121,475,000 and $46,425,000, respectively, issued in the ordinary course of our business had been issued by our bankers in favor of certain ceding insurance companies to provide security and to meet regulatory requirements. These letters of credit are fully collateralized by our investments. We may incur indebtedness in the future in connection with possible acquisitions of, investments in, joint ventures with or other strategic alliances with companies whose businesses complement our business.

     On April 17, 1998 we completed an initial public offering of 19,640,579 common shares. Total proceeds received net of underwriting discounts and commissions were $276,932,164. Simultaneous with the initial closing of the public offering, we sold 5,859,420 common shares and 397,500 Class B warrants to certain investors, members of our Board of Directors and management. Total net proceeds were $82,617,806. Substantially all of the net proceeds from these offerings were used to provide working capital and to capitalize our operating subsidiary, Annuity & Life Reassurance, Ltd.

     At the February 11, 1999, April 29,1999, July 28, 1999 and October 27, 1999 Board of Directors meetings, shareholder dividends of $.04 per share were declared. The Board intends to continue to declare and pay out of earnings a quarterly dividend. The continued payment of dividends is dependent on the ability of our operating subsidiaries to achieve satisfactory underwriting and investment results, and we cannot assure you that dividends will be declared or paid in the future.

     We have no material commitments other than as outlined in "Acquisition" below.

ACQUISITION

     On September 7, 1999, we signed an agreement to acquire Capitol Bankers Life Insurance Company for $2,000,000 plus the capital and surplus of Capitol Bankers. Upon completion of the acquisition, we intend to contribute additional capital to Capitol Bankers of approximately $18 million. Completion of the acquisition, however, is subject to regulatory approval. We expect to fund the acquisition price and subsequent capital contribution from available cash balances and proceeds from the sale of fixed maturity securities. Prior to closing, the in force insurance business of Capitol Bankers will be 100% reinsured by Capitol Bankers to a third party reinsurer. This transaction will be accounted for as a purchase.

     Capitol Bankers is domiciled in the United States and is authorized to conduct its life insurance business in 43 states of the United States. After we complete our pending acquisitions, we expect Capitol Bankers to focus its operations on the United States life and annuity reinsurance markets.

YEAR 2000

     We experienced no significant disruptions to our business as a result of the conversion to the Year 2000. We incurred no material Year 2000 expenses during 1999, and all expenses incurred were funded from operations. We do not expect to incur significant Year 2000 expenses during 2000 and we expect to fund any such expenses from operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our major market risk exposure is changing interest rates, primarily in the United States, because we have a portfolio of fixed maturity investments. A change in interest rates will affect the fair value of our investments and may affect our operating results and financial condition. Interest rate risk is managed with effective maturity structures and with the application of duration management practices. We do not currently use derivative financial instruments such as futures and options to manage this risk, although we may do so in the future. In addition, we manage other risks, including credit and liquidity, in the normal course of business.

In managing credit risk we establish overall quality and rating guidelines and place limits on credit exposure by industry and issuer to achieve appropriate diversification. We do not have a trading portfolio and are not exposed to market risk from trading activities. We are not directly exposed to market risk with respect to the assets underlying the annuity reinsurance agreements we enter into.

     The table below (expressed in millions of U.S. dollars) presents as of December 31, 1999 the amortized cost amounts and related weighted average interest rates by years of maturity for our investment portfolio. Mortgage backed securities are included in the table by relevant year of maturity.

                                  CASH AND CASH    WEIGHTED AVERAGE    FIXED MATURITY    WEIGHTED AVERAGE
                                   EQUIVALENTS      INTEREST RATE       INVESTMENTS       INTEREST RATE
                                  -------------    ----------------    --------------    ----------------
2000............................      $31.2              4.73%             $ 11.6              7.27%
2001............................                                             12.5              6.98%
2002............................                                             13.4              7.94%
2003............................                                             22.0              7.06%
2004............................                                             28.2              7.30%
Thereafter......................                                            196.4              7.21%
Total...........................      $31.2              4.73%             $284.1              7.23%
Fair Value......................      $31.2                                $272.9

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE
             ANNUITY AND LIFE RE (HOLDINGS), LTD. AND SUBSIDIARIES

FINANCIAL STATEMENTS
Report of Management........................................     18
Report of Independent Auditors..............................     19
Consolidated Balance Sheets at December 31, 1999 and 1998...     20
Consolidated Statements of Operations for the years ended
  December 31, 1999 and 1998................................     21
Consolidated Statements of Comprehensive Income for the
  years ended December 31, 1999 and 1998....................     22
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1999 and 1998............     23
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999 and 1998................................     24
Notes to Consolidated Financial Statements..................     25
FINANCIAL STATEMENT SCHEDULE
Schedule II Condensed Financial Information of Registrant...     36

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted, or the information is presented in the consolidated financial statements or accompanying notes.

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

     The Company's financial statements have been audited by our independent auditors, KPMG. Our independent auditors had unrestricted access to each member of management in conducting their audit. Management has made available to our auditors all of the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings. Management believes that all representations made to our auditors during their audits were valid and appropriate.

     The Audit Committee of the Board of Directors is comprised of certain directors who are neither employees nor officers of the Company. The Audit Committee meets periodically with management and KPMG regarding audit scope, timing, results and to discus other auditing and financial reporting matters. Our auditors have direct access to and meet privately with the Audit Committee.

LAWRENCE S. DOYLE
President and
Chief Executive Officer

WILLIAM W. ATKIN
Senior Vice President and
Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Annuity and Life Re (Holdings), Ltd.

     We have audited the consolidated financial statements of Annuity and Life Re (Holdings), Ltd. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as at December 31, 1999 and 1998 and the results of their operations and cash flows for the years ended December 31, 1999 and 1998 in conformity with United States generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG
Chartered Accountants
Hamilton, Bermuda
February 8, 2000

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                          CONSOLIDATED BALANCE SHEETS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                             DECEMBER 31, 1999    DECEMBER 31, 1998
                                                             -----------------    -----------------
ASSETS
Cash and cash equivalents..................................   $   31,187,242       $   66,586,267
Fixed interest investments, available for sale, at fair
  value (amortized cost of $284,142,098 at December 31,
  1999 and $272,305,333 at December 31, 1998)..............      272,872,882          276,027,927
Funds withheld at interest.................................    1,532,652,990        1,200,101,268
Accrued investment income..................................        4,279,480            3,812,062
Other reinsurance receivables..............................        7,834,806                   --
Deferred policy acquisition costs..........................      203,510,250          159,582,286
Other assets...............................................        3,748,338              400,370
                                                              --------------       --------------
  Total Assets.............................................   $2,056,085,988       $1,706,510,180
                                                              ==============       ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Reserves for future policy benefits........................   $   43,753,923       $   22,026,409
Interest-sensitive contracts liabilities...................    1,603,382,955        1,283,675,809
Other reinsurance liabilities..............................       10,746,269           22,455,437
Payable for investments purchased but not yet settled......          639,352                   --
Accounts payable and accrued expenses......................        5,508,595            3,012,279
                                                              --------------       --------------
  Total Liabilities........................................   $1,664,031,094       $1,331,169,934
                                                              --------------       --------------
STOCKHOLDERS' EQUITY
Preferred Shares (par value $1.00; 50,000,000 shares
  authorized; no shares outstanding).......................   $           --       $           --
Common Shares (par value $1.00; 100,000,000 shares
  authorized; 25,499,999 shares outstanding)...............       25,499,999           25,499,999
Additional paid-in capital.................................      329,496,091          329,517,104
Notes receivable from stock sales..........................       (1,286,741)          (1,391,068)
Accumulated other comprehensive income (loss)..............      (11,269,216)           3,722,594
Retained earnings..........................................       49,614,761           17,991,617
                                                              --------------       --------------
  Total Stockholders' Equity...............................   $  392,054,894       $  375,340,246
                                                              --------------       --------------
  Total Liabilities and Stockholders' Equity...............   $2,056,085,988       $1,706,510,180
                                                              ==============       ==============

          See accompanying notes to consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------    -----------
REVENUES
Net premiums................................................  $100,835,007    $27,943,890
Investment income, net of related expenses..................    85,089,811     24,130,550
Net realized investment gains (losses)......................    (1,284,769)     2,673,281
Other revenue...............................................     3,215,429        311,243
                                                              ------------    -----------
Total Revenues..............................................  $187,855,478    $55,058,964
                                                              ------------    -----------
BENEFITS AND EXPENSES
Claims and other policy benefits............................  $ 79,953,160    $23,297,115
Interest credited to interest sensitive contract
  liabilities...............................................    22,312,684      1,989,000
Policy acquisition costs and other insurance expenses.......    42,200,688      6,541,872
Operating expenses..........................................     7,685,802      4,150,321
Organizational expenses.....................................            --         69,039
                                                              ------------    -----------
Total Benefits and Expenses.................................  $152,152,334    $36,047,347
                                                              ------------    -----------
  Net Income................................................  $ 35,703,144    $19,011,617
                                                              ============    ===========
NET INCOME PER COMMON SHARE
  Basic.....................................................  $       1.40    $      0.81
                                                              ------------    -----------
  Diluted...................................................  $       1.31    $      0.76
                                                              ------------    -----------

          See accompanying notes to consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------    -----------
Net Income..................................................  $ 35,703,144    $19,011,617
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gains (losses) on securities arising
  during period.............................................   (14,991,810)     3,722,594
                                                              ------------    -----------
Total Comprehensive Income..................................  $ 20,711,334    $22,734,211
                                                              ============    ===========

          See accompanying notes to consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                 YEAR ENDED DECEMBER 31
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
PREFERRED SHARES PAR VALUE $1.00
Balance at beginning and end of period......................  $         --    $         --
                                                              ------------    ------------
COMMON SHARES PAR VALUE $1.00
Balance of beginning of period..............................  $ 25,499,999    $     12,000
Issuance of shares..........................................            --      25,499,999
Retirement of shares........................................            --         (12,000)
                                                              ------------    ------------
Balance at end of period....................................  $ 25,499,999    $ 25,499,999
                                                              ------------    ------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period..............................  $329,517,104    $    238,000
Issuance of shares..........................................            --     334,049,964
Direct equity offering expenses.............................      ( 21,013)     (4,770,860)
                                                              ------------    ------------
Balance at end of period....................................  $329,496,091    $329,517,104
                                                              ------------    ------------
NOTES RECEIVABLE FROM STOCK SALES
Balance at beginning of period..............................  $ (1,391,068)   $         --
Notes issued................................................            --      (1,325,000)
Repayments..................................................       175,000              --
Accrued interest during period..............................       (70,673)        (66,068)
                                                              ------------    ------------
Balance at end of period....................................  $ (1,286,741)   $ (1,391,068)
                                                              ------------    ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period..............................  $  3,722,594    $         --
Net unrealized holding gains (losses) on securities.........   (14,991,810)      3,722,594
                                                              ------------    ------------
Balance at end of period....................................  $(11,269,216)   $  3,722,594
                                                              ------------    ------------
RETAINED EARNINGS
Balance at beginning of period..............................  $ 17,991,617    $         --
Net income..................................................    35,703,144      19,011,617
Stockholder dividends.......................................    (4,080,000)     (1,020,000)
                                                              ------------    ------------
Balance at end of period....................................  $ 49,614,761    $ 17,991,617
                                                              ------------    ------------
TOTAL STOCKHOLDERS' EQUITY..................................  $392,054,894    $375,340,246
                                                              ============    ============

          See accompanying notes to consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                  1999             1998
                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  35,703,144    $  19,011,617
Adjustments to reconcile net income to net cash used by
  operating activities:
Net realized investment gains (losses)......................      1,284,769       (2,673,281)
Changes in:
Accrued investment income...................................       (467,418)      (3,812,062)
Deferred policy acquisition costs...........................    (43,927,964)    (159,582,286)
Other reinsurance receivables...............................     (7,834,806)              --
Other assets................................................     (3,347,968)        (167,370)
Reserves for future policy benefits and interest sensitive
  contracts, net of funds withheld..........................      8,882,938      105,600,950
Other reinsurance liabilities...............................    (11,709,168)      22,455,437
Accounts payable and accrued expenses.......................      2,475,303        2,779,279
                                                              -------------    -------------
Net cash used by operating activities.......................    (18,941,170)     (16,387,716)
                                                              -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed interest securities............    226,566,212      309,328,762
Purchase of fixed interest securities.......................   (239,048,394)    (578,960,814)
                                                              -------------    -------------
Net cash used by investing activities.......................    (12,482,182)    (269,632,052)
                                                              -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of company stock.....................             --      353,376,035
Repayment of notes receivable, less accrued interest........        104,327               --
Dividends paid to stockholders..............................     (4,080,000)      (1,020,000)
                                                              -------------    -------------
Net cash provided (used) by financing activities............     (3,975,673)     352,356,035
                                                              -------------    -------------
Increase (Decrease) in cash and cash equivalents............    (35,399,025)      66,336,267
Cash and cash equivalents, beginning of period..............     66,586,267          250,000
                                                              -------------    -------------
Cash and cash equivalents, end of period....................  $  31,187,242    $  66,586,267
                                                              =============    =============

          See accompanying notes to consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     Annuity and Life Re (Holdings), Ltd. ("Holdings") was incorporated on December 2, 1997 under the laws of Bermuda. Holdings provides annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiaries:
Annuity and Life Reassurance, Ltd. ("Annuity and Life Reassurance"), licensed under the laws of Bermuda as a long term insurer; and Annuity and Life Re America, Inc. ("Annuity and Life Re America"), an insurance holding company based in the United States which was incorporated on May 28, 1999. Holdings, Annuity and Life Reassurance and Annuity and Life Re America are collectively referred to herein as the "Company". The Company completed an initial public offering of its equity securities and commenced operations on April 17, 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements are prepared in accordance with United States generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The following are the significant accounting policies adopted by the Company:

  (a) Basis of consolidation

     The consolidated financial statements include the accounts of Holdings and its subsidiaries, Annuity and Life Reassurance and Annuity & Life Re America. All significant inter-company accounts and transactions have been eliminated upon consolidation.

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

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

     For traditional life and annuity policies with life contingencies, deferred policy acquisition costs are charged to expense using assumptions consistent with those used in computing policy reserves. Assumptions as to anticipated premiums are estimated at the date of the policy issuance and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in earnings in the period such deviations occur. For these contracts, the amortization periods generally are for the estimated life of the policies.

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

     Realized gains and losses on investments are recognized in net income, using the specific identification method. Changes in fair values of securities carried at fair value are reflected in other comprehensive income.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

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

  (h) Earnings per common share

     The Company calculates basic earnings per common share and earnings per common share-assuming dilution.

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

  (l) Accounting pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at their fair value. The accounting for changes in the fair value of such instruments depends upon the intended use of the derivative and the resulting designation. This standard also establishes new rules for derivative instruments designated and used as part of a hedging activity.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

     In June 1999 the FASB issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the effective date of FASB Statement No. 133", which defers the effective date of Statement No. 133 until fiscal quarters beginning after June 15, 2000.

     The Company currently does not hold any derivatives and does not engage in any derivative hedging activities, although it may do so in the future. Management has reviewed this new Statement and has concluded that it is not likely to significantly affect its current financial reporting.

3. INVESTMENTS

     (a) The amortized cost and fair values of investments in fixed interest securities classified as available for sale at December 31, 1999 and 1998 are as follows:

                                      AMORTIZED     UNREALIZED   UNREALIZED        FAIR
1999                                     COST          GAIN         LOSS          VALUE
----                                 ------------   ----------   -----------   ------------
US Government Securities...........  $ 42,942,928   $       --   $ 1,631,493   $ 41,311,435
Non U.S. Government Securities.....     2,592,517           --        82,567      2,509,950
US Corporate Securities............   122,134,896           --     4,807,736    117,327,160
Non U.S. Corporate Securities......    11,981,240           --       363,774     11,617,466
Mortgage Securities................   104,490,517           --     4,383,646    100,106,871
                                     ------------   ----------   -----------   ------------
                                     $284,142,098   $       --   $11,269,216   $272,872,882
                                     ============   ==========   ===========   ============

                                      AMORTIZED     UNREALIZED   UNREALIZED        FAIR
1998                                     COST          GAIN         LOSS          VALUE
----                                 ------------   ----------   -----------   ------------
US Government Securities...........  $ 41,802,719   $1,279,641   $        --   $ 43,082,360
Non U.S. Government Securities.....     3,137,980      120,800            --      3,258,780
US Corporate Securities............   121,382,257    1,689,659            --    123,071,916
Non U.S. Corporate Securities......    14,800,901      248,926       314,929     14,734,898
Mortgage Securities................    91,181,476      702,649         4,152     91,879,973
                                     ------------   ----------   -----------   ------------
                                     $272,305,333   $4,041,675   $   319,081   $276,027,927
                                     ============   ==========   ===========   ============

     During the year ended December 31, 1999 there were sales of fixed interest securities amounting to $226,566,212, as compared with $309,328,762 during the year ended December 31, 1998.

     (b) The following table sets forth certain information regarding the investment ratings of the Company's fixed interest securities portfolio at December 31, 1999 and 1998.

                                                     1999                     1998
                                            ----------------------   ----------------------
RATINGS(1)                                  AMORTIZED COST     %     AMORTIZED COST     %
----------                                  --------------   -----   --------------   -----
AAA.......................................   $128,530,965     45.2%   $140,231,184     51.5%
AA........................................     16,384,799      5.8      12,832,276      4.7
A.........................................     59,199,639     20.8      38,310,749     14.1
BBB.......................................     45,318,510     15.9      35,759,493     13.1
BB........................................     30,197,599     10.6      42,792,743     15.7
B.........................................      4,510,586      1.7       2,378,888      0.9
                                             ------------    -----    ------------    -----
                                             $284,142,098    100.0%   $272,305,333    100.0%
                                             ============    =====    ============    =====

---------------
(1) Rating as assigned by Standard & Poor's Corporation.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

     (c) At December 31, 1999 and 1998 letters of credit totaling $121,475,000 and $46,425,000, respectively, issued in the ordinary course of the Company's business had been issued by the Company's bankers in favor of certain ceding insurance companies. At December 31, 1999 and 1998 investments of a similar amount were pledged as collateral for these letters of credit.

     (d) For fixed interest securities held on December 31, 1999 and 1998 the maturity distribution is as follows:

                                                                      1999
                                                          ----------------------------
                                                           AMORTIZED          FAIR
                                                              COST           VALUE
                                                          ------------    ------------
Within one year.........................................  $ 11,640,513    $ 11,590,592
From one to five years..................................    76,025,504      73,582,344
From five to ten years..................................    58,714,280      56,036,156
After more than ten years...............................    33,271,284      31,556,919
Mortgage Securities.....................................   104,490,517     100,106,871
                                                          ------------    ------------
                                                          $284,142,098    $272,872,882
                                                          ============    ============

     (e) Investment income earned during the year is comprised as follows:

                                                              1999            1998
                                                          ------------    ------------
Interest income.........................................  $ 22,004,986    $ 16,539,911
Interest earned on funds withheld under modified
  coinsurance agreements................................    64,606,466       8,927,340
Amortization of premium/discount........................      (659,506)       (749,899)
Investment Expenses.....................................      (862,135)       (586,802)
                                                          ------------    ------------
                                                          $ 85,089,811    $ 24,130,550
                                                          ============    ============

     Net realized investment gains (losses) comprise $1,104,026 gross realized gains and $2,388,795 gross realized losses for the year ended December 31, 1999 (1998: $3,492,358 and $819,077 respectively).

4. STOCKHOLDERS' EQUITY

  Preferred Stock

     The Company is authorized to issue 50,000,000 preferred shares of par value $1.00 each. At the balance sheet date there were no preferred shares issued or outstanding.

  Common Stock

     The Company is authorized to issue 100,000,000 common shares of par value $1.00 each.

     In April 1998, the Company completed an equity offering of its shares to the public and direct sales of its shares to certain "strategic investors", directors and members of management. The Company issued 25,499,999 common shares, raising total equity of approximately $354,000,000.

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

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

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

     The exercise price of the Warrants is $15.00, which was equal to the initial public offering price per share of the Company's common shares. The Class A Warrants become exercisable over three years commencing on the first anniversary of the consummation of the Company's initial public offering. The Class A Warrants will expire on January 15, 2008.

  Class B Warrants

     In connection with the Direct Sales of equity securities to the "Strategic Investors," the Company issued Class B Warrants that enable the holders to purchase an aggregate of 397,500 common shares of the Company. The exercise price of the Warrants is $15.00 per share, which was equal to the price of the common shares in the initial public offering. The Class B Warrants become exercisable in three equal annual installments commencing on the first anniversary of the date of the Direct Sales. The Class B Warrants expire on the tenth anniversary of the consummation of the Direct Sales.

5. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share. The Company was nominally capitalized with 12,000 common shares of par value of $1.00 each during the period from its incorporation to the date of the initial public offering and did not commence operations until April 17, 1998. For this reason the calculation of earnings per share for the year ended December 31, 1998 is based upon the earnings and number of shares outstanding since the beginning of the second fiscal quarter; in the opinion of Management this is the most meaningful presentation.

                                                               1999           1998
                                                            -----------    -----------
BASIC:
Net income available to common shareholders...............  $35,703,144    $19,460,603
                                                            ===========    ===========
Weighted average number of common shares outstanding......   25,499,999     24,020,999
                                                            -----------    -----------
Earnings per common share.................................  $      1.40           0.81
                                                            ===========    ===========
DILUTED:
Net income available to common shareholders...............  $35,703,144    $19,460,603
                                                            ===========    ===========
Weighted average number of common shares outstanding......   25,499,999     24,020,999
  Plus: incremental shares from assumed exercise of
     options and warrants.................................    1,722,636      1,499,846
                                                            -----------    -----------
Adjusted weighted average number of common shares
  outstanding.............................................   27,222,635     25,520,845
                                                            ===========    ===========
Earnings per common share assuming dilution...............  $      1.31    $      0.76
                                                            ===========    ===========

     As of December 31, 1999 and 1998 the Company had 1,497,865 and 1,415,865 options outstanding, respectively, and 3,457,490 warrants outstanding.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

6. AGREEMENTS WITH RELATED PARTIES

  Inter-Atlantic Capital Partners, Inc.

     Certain directors of the Company are also owners, directors, or officers of Inter-Atlantic Capital Partners, Inc. ("Inter-Atlantic"). In 1998 the Company entered into an agreement with Inter-Atlantic, whereby Inter-Atlantic agreed to provide financial advisory services to the Company in connection with its organization and initial public offering. The Company reimbursed Inter-Atlantic for expenses incurred in connection with the organization of the Company and the initial public offering of $683,000 and paid a fee of $2.0 million as compensation for financial advisory services.

     In addition, in 1998 Inter-Atlantic agreed to provide financial advisory and other services to the Company for a term of five years in exchange for four annual payments of $600,000. Such services include, among other things, assistance in the development of products, financial planning, management of assets and liabilities, international marketing efforts and such other services as the Company may request. In 1999 the Company prepaid this fee at a discount of 10%.

  Strategic Investors

     One of the strategic investors is affiliated with Prudential Securities Incorporated, one of the underwriters of the Company's initial public offering, and with The Prudential Investment Corporation, which serves as one of the Company's investment managers. The Company paid a fee of $1.0 million to Prudential Securities Incorporated for investment banking and financial advisory services in connection with the Company's initial public offering. The Company has agreed to pay a fee for investment management services to The Prudential Investment Corporation based upon the amount of funds managed. The fee is based upon a sliding scale and has been determined on an arms-length basis. The Company has entered into a life reinsurance agreement with the Prudential Insurance Company of America to reinsure certain mortality risks. The contract has been negotiated under normal commercial terms.

  Transactions with management

     During the 1998 certain of the Company's officers purchased 163,121 shares in the Company as part of the Direct Sales. The Company made loans to the officers totaling $1,325,000 to partially finance such purchases. The loans bear interest at 7% per annum and must be repaid within five years of the consummation of the Direct Sales, except that $175,000 of the loans must be repaid within 14 months of the consummation of the Direct Sales.

     At December 31, 1999 and 1998 there were loans outstanding from management for stock purchases of $1,150,000 and $1,325,000, respectively, with accrued interest thereon of $136,691 and $66,068, respectively. Interest income of $70,623 and $66,068 has been recognized for the years December 31, 1999 and 1998, respectively, on these loans.

7. STOCK OPTION PLANS

     In 1998 the Board of Directors adopted a Stock Option Plan (the "Plan") under which it may grant, subject to certain restrictions, Incentive Stock Options ("ISOs") and Non-Qualified Stock Options ("NQSOs"). The aggregate number of common shares for which options may be granted under the initial plan is limited to 1,552,500 Common Shares. In 1999 the plan was amended such that options may be granted in any fiscal year equal to not more than 2% of the adjusted average of the outstanding common shares of the Company, as that number is determined by the Company to calculate fully diluted earnings per share. In 1999 no options were granted under this amendment. Only eligible employees of the Company are entitled to ISOs, while NQSOs may be granted to eligible employees, non-employee Directors and consultants.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

     The Plan is administered by the Compensation Committee of the Board of Directors.

     The minimum exercise price of the options will be equal to the fair market value, as defined in the Plan, of the Company's optioned Common Shares at the date of grant. The term of the options is not more than ten years from the date of grant. Unless otherwise provided in the option agreement, they shall be exercisable in three equal annual installments, commencing on the first anniversary of the grant date.

     Each person who becomes an eligible non-employee Director, as defined in the plan, shall be granted an option to purchase 15,000 common shares on the date he or she becomes an eligible non-employee Director. The options shall have an exercise price equal to the fair market value of the optioned Common Shares on the date the options are granted and shall be exercisable in three equal installments commencing with the first anniversary of the grant date. In addition, subject to certain conditions, each non-employee Director shall be granted an option to purchase 2,000 Common Shares at each successive annual general meeting. These options shall have an exercise price equal to the fair market value of the optioned Common Shares on the date the options are granted and shall be immediately exercisable if granted after April 8, 1999.

                                                   1999                             1998
                                       -----------------------------    -----------------------------
                                        NUMBER      WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
                                       OF SHARES     EXERCISE PRICE     OF SHARES     EXERCISE PRICE
                                       ---------    ----------------    ---------    ----------------
Outstanding at beginning of year...    1,415,865         $15.28                --         $   --
Granted............................       82,000         $22.08         1,415,865         $15.28
                                       ---------         ------         ---------         ------
Outstanding at end of year.........    1,497,865         $15.65         1,415,865         $15.28
                                       =========         ======         =========         ======

     At December 31, 1999 497,955 options outstanding are presently exercisable.

     The weighted average fair value of options granted during 1998 is $6.47. The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions; dividend yield of 1.07% per annum; expected volatility of 26%; expected life of 10 years; and a risk free interest rate of 5.6%.

     The weighted average fair value of options granted during 1999 is $9.85 per share. The fair values of the options granted in 1999 are estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions; dividend yield of 0.8% per annum; expected volatility of 25%; expected life of 10 years and a risk free interest rate of 5.6%.

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

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                                                               1999           1998
                                                            -----------    -----------
Net income:
  - as reported...........................................  $35,703,144    $19,011,617
  - pro forma.............................................  $32,437,835    $16,903,501
Earnings per share as stated:
  - Basic.................................................        $1.40          $0.81
  - Diluted...............................................        $1.31          $0.76
Pro forma Earnings per share:
  - Basic.................................................        $1.27          $0.70
  - Diluted...............................................        $1.19          $0.66

8. RETROCESSION AGREEMENT

     The Company has entered into a retrocession agreement which enables it to limit the amount of life reinsurance it retains to $2,000,000 per single life. The contract is on an automatic basis and is effective for risks assumed and in force from January 1, 1997. The limit of cover is $50 million and covers all single and joint life reinsurance assumed by the Company on an automatic basis. At December 31,1999 the Company ceded approximately $34.9 million of in force insurance coverage for a premium of $396,000. No claims are recoverable.

     It should be noted that such retrocession agreements do not relieve the Company from its obligations to its reinsureds and failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors any concentrations of credit risk that may develop to minimize its exposure. The other party to this retrocession agreement has a current credit rating of AA+, as assigned by A.M. Best.

9. VULNERABILITY FROM CONCENTRATIONS

     At December 31, 1999 and 1998, the Company did not have a material concentration of investments in fixed income securities in a single investee, industry or geographic location.

     The Company has entered into several significant life reinsurance contracts and one significant deferred annuity contract. Due to the size of certain of these contracts, there is a material concentration of net premiums, funds withheld at interest, deferred policy acquisition costs and balances related to interest-sensitive contract liabilities with the underlying parties to these significant contracts. The underlying parties to these contracts are large insurance companies based in the United States and Canada.

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

  Fixed Interest Securities

     Fair values for fixed interest securities are based on quoted market prices, where available. For fixed interest securities not actively traded, fair values are estimated using values obtained from independent pricing services.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

  Cash and Cash Equivalents

     The carrying value of assets classified as cash and cash equivalents is approximately their fair value.

  Funds Withheld at Interest and Interest Sensitive Contract Liabilities

     The balance sheet captions "Funds Withheld at Interest" and "Interest Sensitive Contracts Liabilities" relate to deferred annuity contracts reinsured on a modified coinsurance basis. The Funds Withheld at Interest is equivalent to the statutory reserve held by the ceding company. Taking into consideration the structure of the reinsurance agreement, the carrying value of the liabilities approximate their fair value.

  Other items

     Fair value disclosures are not required for deferred policy acquisition costs and liabilities arising from insurance contracts and, therefore, they have not been determined by the Company.

     Fair values of other assets and liabilities approximate their carrying values due to their short-term nature.

11. SEGMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This Standard requires public companies to report financial and descriptive information about their reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

     To date the Company has written of a number of ordinary life reinsurance and annuity reinsurance contracts. The Company views life and annuity reinsurance as one business segment and accumulates financial data for this segment when assessing performance and allocating resources. As the Company only has one business segment at the current time, management feels that the information presented in the balance sheet and statement of operations is sufficient to understand the business segment of the Company.

12. SIGNIFICANT TRANSACTION

     On September 7, 1999 the Company, through Annuity and Life Re America, signed an agreement to acquire Capitol Bankers Life Insurance Company ("Capitol Bankers") for approximately $2,000,000 plus the capital and surplus of Capitol Bankers. Upon completion of the acquisition, the Company intends to contribute additional capital of approximately $18 million. Completion of the acquisition, however, is subject to regulatory approval. The acquisition price and subsequent capital contribution will be funded from available cash balances and proceeds from the sale of fixed maturity securities held by the Company. Prior to closing, the in force insurance business of Capitol Bankers will be 100% reinsured by Capitol Bankers to a third party. This transaction will be accounted for as a purchase.

     Capitol Bankers is domiciled in the United States and is authorized to conduct its life insurance business in 43 states of the United States. After the Company completes its acquisition of Capitol Bankers, the Company expects Capitol Bankers to focus its operations on the United States life and reinsurance markets.

13. TAXATION

     Under current Bermuda law neither Holdings nor Annuity and Life Reassurance is required to pay any taxes in Bermuda on either income or capital gains. Holdings and Annuity and Life Reassurance have each received an assurance from the Minister of Finance in Bermuda that in the event of any such taxes being imposed the Company will be exempted from taxation until the year 2016. Annuity and Life Reassurance

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

intends to operate in a manner such that it will not be liable to United States tax other than premium excise taxes and withholding taxes on certain investments.

     Annuity and Life Re America is subject to all applicable Federal and State taxes of the United States.

14. STATUTORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

     Under The Bermuda Insurance Act, 1978, and related regulations, Annuity and Life Reassurance is required to maintain certain levels of solvency. This requirement was met at the balance sheet date.

     The Company's ability to pay dividends depends on the ability of its operating subsidiaries to pay dividends to the Company. While the Company itself is not subject to any significant legal prohibitions on the payment of dividends, Annuity and Life Reassurance is subject to Bermuda regulatory constraints which affect its ability to pay dividends to the Company. Annuity and Life Reassurance is prohibited from declaring or paying a dividend if such a payment would reduce its statutory surplus below the required minimum of $250,000. No such restriction currently exists.

15. UNAUDITED QUARTERLY FINANCIAL DATA

     The Company was incorporated on December 2, 1997 but did not commence operations until the successful completion of its initial public offering on April 17, 1998.

     The unaudited quarterly financial data for the years ended December 31, 1999 and 1998 are as follows:

                                   FIRST         SECOND          THIRD         FOURTH
1999                              QUARTER        QUARTER        QUARTER        QUARTER
----                            -----------    -----------    -----------    -----------
Net Premiums..................  $18,247,012    $18,372,285    $21,101,366    $43,114,344
Net Investment income.........  $18,159,060    $20,677,325    $19,528,879    $26,724,547
Net realized investment gains
  (losses)....................  $   263,458    $  (157,755)   $  (793,008)   $  (597,464)
Claims and policy benefits....  $15,765,869    $15,507,499    $17,232,038    $31,447,754
Interest credited.............  $ 3,876,829    $ 3,948,668    $ 4,762,521    $ 9,724,666
Net income....................  $ 8,482,279    $ 8,746,243    $ 8,715,060    $ 9,759,562
Net income per common share
  (diluted)...................  $      0.31    $      0.32    $      0.32    $      0.36

                                   FIRST         SECOND          THIRD         FOURTH
1998                              QUARTER        QUARTER        QUARTER        QUARTER
----                            -----------    -----------    -----------    -----------
Net premiums..................  $        --    $        --    $10,065,750    $17,878,140
Net investment income.........  $        --    $ 4,299,615    $ 5,366,566    $14,464,369
Net realized investment
  gains.......................  $        --    $   148,674    $ 1,018,990    $ 1,505,617
Claims and policy benefits....  $        --    $        --    $ 8,399,500    $14,897,615
Interest credited.............  $        --    $        --    $        --    $ 1,989,000
Net income (loss).............  $  (448,986)   $ 3,575,011    $ 6,660,166    $ 9,225,426
Net income per common share
  (diluted)...................  $        --    $      0.16    $      0.25    $      0.35

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  SCHEDULE II

                                 BALANCE SHEETS
                                (PARENT COMPANY)

                                                             DECEMBER 31, 1999    DECEMBER 31, 1998
                                                             -----------------    -----------------
ASSETS
Investment in common stock of subsidiaries.................    $388,423,856         $367,983,728
Cash and cash equivalents..................................       3,652,821            7,353,039
Other assets...............................................          15,813               15,000
                                                               ------------         ------------
Total Assets...............................................    $392,092,490         $375,351,767
                                                               ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable...........................................    $     37,596         $     11,521
                                                               ------------         ------------
Total Liabilities..........................................    $     37,596         $     11,521
                                                               ------------         ------------
STOCKHOLDERS' EQUITY
Preferred shares (par value $1.00; 50,000,000 shares
  authorized; no shares outstanding).......................    $         --         $         --
Common shares (par value $1.00; 100,000,000 shares
  authorized; 25,499,999 shares outstanding);..............      25,499,999           25,499,999
Additional paid-in capital.................................     329,496,091          329,517,104
Notes receivable from stock sales..........................      (1,286,741)          (1,391,068)
Accumulated other comprehensive income (loss)..............     (11,269,216)           3,722,594
Retained earnings..........................................      49,614,761           17,991,617
                                                               ------------         ------------
                                                               $392,054,894         $375,340,246
                                                               ------------         ------------
Total Liabilities and Stockholders' Equity.................    $392,092,490         $375,351,767
                                                               ============         ============

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  SCHEDULE II

                            STATEMENTS OF OPERATIONS
                                (PARENT COMPANY)

                                                                YEAR ENDED DECEMBER 31
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
REVENUES
Interest income.............................................  $   305,605    $   573,683
                                                              -----------    -----------
Total revenues..............................................      305,605        573,683
                                                              -----------    -----------
EXPENSES
Operating expenses..........................................      860,899        573,200
                                                              -----------    -----------
Net Income (loss) before equity in earnings of
  subsidiaries..............................................     (555,294)           483
Equity in earnings of subsidiaries..........................   36,258,438     19,011,134
                                                              -----------    -----------
  Net Income................................................  $35,703,144    $19,011,617
                                                              ===========    ===========

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  SCHEDULE II

                            STATEMENTS OF CASH FLOWS
                                (PARENT COMPANY)

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                                  1999            1998
                                                              ------------    -------------
OPERATING ACTIVITIES
Net Income..................................................  $ 35,703,144    $  19,011,617
Adjustments to reconcile net income to net cash used by
  operations:
Equity in earnings of subsidiaries..........................   (36,258,438)     (19,011,134)
Other assets................................................          (813)         218,000
Accounts payable............................................        26,075         (221,479)
                                                              ------------    -------------
Net cash used by operating activities.......................      (531,032)          (2,996)
                                                              ------------    -------------
INVESTING ACTIVITIES
Dividend received from subsidiary...........................     1,020,000               --
Investment in subsidiary....................................      (193,500)    (345,000,000)
                                                              ------------    -------------
Net cash provided (used) by investing activities............       826,500     (345,000,000)
                                                              ------------    -------------
FINANCING ACTIVITIES
Net proceeds from sale of company stock.....................            --      353,376,035
Equity offering expenses paid...............................       (21,013)              --
Repayment of notes receivable, less accrued interest........       104,327               --
Dividends paid to stockholders..............................    (4,080,000)      (1,020,000)
                                                              ------------    -------------
Net cash provided (used) by financing activities............    (3,996,686)     352,356,035
                                                              ------------    -------------
Increase (Decrease) in cash and cash equivalents............    (3,700,218)       7,353,039
Cash and cash equivalents, beginning of period..............     7,353,039               --
                                                              ------------    -------------
Cash and cash equivalents, end of period....................  $  3,652,821    $   7,353,039
                                                              ============    =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is hereby incorporated by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is hereby incorporated by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is hereby incorporated by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is hereby incorporated by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed or incorporated by reference as part of this Form 10-K.

          1. Financial Statements

     The audited consolidated financial statements of Annuity and Life Re (Holdings), Ltd. and the related auditor's report listed in the Index to Financial Statements and Financial Statement Schedule appearing on page 18.

          2. Financial Statement Schedule

     The schedule listed in the Index to Financial Statements and Financial Statement Schedule appearing on page 18.

          3. Exhibits

     The following exhibits are filed or incorporated by reference as part of this Form 10-K:

  *3.1   Memorandum of Association, as amended, of the Company
         (Exhibit 3.1 to the Company's Registration Statement on Form
         S-1, Registration No. 333-43301, declared effective on April
         8, 1998 (the "Registration Statement")).
  *3.2 Bye-laws, as amended, of the Company (Exhibit 3.2 of the Registration Statement).
  *4.1 Form of Amended and Restated Class A Warrant (Exhibit 4.2 to the Registration Statement).
  *4.2   Form of Class B Warrant (Exhibit 4.3 to the Registration
         Statement).
*+10.1   Employment Agreement, dated as of December 5, 1997, between
         Lawrence S. Doyle and the Company (Exhibit 10.1 to the
         Registration Statement).

*+10.2   Amendment No. 1, dated as of February 27, 1998, to
         Employment Agreement, dated as of December 5, 1997, between
         Lawrence S. Doyle and the Company (Exhibit 10.8 to the
         Registration Statement).
*+10.3   Employment Agreement, dated as of January 5, 1998, between
         Robert P. Mills, Jr. and the Company (Exhibit 10.7 to the
         Registration Statement).
*+10.4   Amendment No. 1, dated as of February 27, 1998, between
         Robert P. Mills, Jr. and the Company (Exhibit 10.10 to the
         Registration Statement).
*+10.5   Employment Agreement, dated as of January 8, 1998, between
         Robert J. Reale and the Company (Exhibit 10.6 to the
         Registration Statement).
*+10.6   Amendment No. 1, dated as of February 1, 1998, to Employment
         Agreement, dated as of January 8, 1998, between Robert J.
         Reale and the Company (Exhibit 10.9 to the Registration
         Statement).
*+10.7   Employment Agreement dated as of March 2, 1998, between
         William W. Atkin and the Company (Exhibit 10.15 to the
         Registration Statement).
*+10.8   Employment Agreement, dated as of March 5, 1998, between
         Richard Tucker and the Company (Exhibit 10.16 to the
         Registration Statement).
 *10.9   Agreement, dated as of December 23, 1997, between
         Inter-Atlantic Securities Corp. and the Company (Exhibit
         10.4 to the Registration Statement).
*+10.10  Initial Stock Option Plan, as amended and restated effective
         April 29, 1999 (Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
 *10.11 Registration Rights Agreement, dated as of January 9, 1998, between the Company and the holders of the Class A Warrants
         (Exhibit 10.5 to the Registration Statement).
 *10.12  Form of Securities Purchase Agreement entered into by The
         Prudential Insurance Company of America and the Company,
         EXEL Limited and the Company, Risk Capital Reinsurance
         Company and the Company, Insurance Partners, L.P. and the
         Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.12 to the Registration Statement).
 *10.13  Form of Registration Rights Agreement entered into between
         The Prudential Insurance Company of America and the Company,
         EXEL Limited and the Company, Risk Capital Reinsurance
         Company and the Company, Insurance Partners, L.P. and the
         Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.13 to the Registration Statement).
 *10.14  Letter Agreement, dated as of March 4, 1998, between Risk
         Capital Reinsurance Company and the Company (Exhibit 10.14 to the Registration Statement).
 *10.15  Letter Agreement, dated as of December 23, 1997, between
         Prudential Securities Incorporated and the Company and related indemnification agreement (Exhibit 10.17 to the Registration Statement).
 *10.16  Letter Agreement, dated as of March 19, 1998, among
         Insurance Partners, L.P., Insurance Partners Offshore
         (Bermuda), L.P. and the Company, which has been assigned to Overseas Partners, Ltd. (Exhibit 10.18 to the Registration
         Statement).
 +10.17  Employment Agreement, dated as of January 1, 1999, among
         Gary Scofield, Annuity and Life Reassurance, Ltd. and the
         Company.
 +10.18  Employment Agreement, dated as of July 1, 1999, among Bryan
         Featherstone, Annuity and Life Re America, Inc. and the
         Company.
  21.1   Subsidiaries of the Company (Exhibit 21.1 to the
         Registration Statement).
  23.1   Consent of KPMG (Independent Accountants).
  27.1   Financial Data Schedule.

---------------
*  Previously filed with the Commission and incorporated herein by reference.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

     (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended December 31, 1999.

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

                       SIGNATURE                               DATE
                       ---------                               ----
                 /s/ LAWRENCE S. DOYLE                     March 2, 2000
--------------------------------------------------------
             Lawrence S. Doyle, President,
          Chief Executive Officer and Director

                  /s/ WILLIAM W. ATKIN                     March 2, 2000
--------------------------------------------------------
        William W. Atkin, Senior Vice President,
         Chief Financial Officer and Treasurer
             (Principal Accounting Officer)

                /s/ FREDERICK S. HAMMER                    March 2, 2000
--------------------------------------------------------
       Frederick S. Hammer, Chairman and Director

                 /s/ ROBERT M. LICHTEN                     March 2, 2000
--------------------------------------------------------
    Robert M. Lichten, Deputy Chairman and Director

                                                          March   , 2000
--------------------------------------------------------
Robert Clements, Director

                  /s/ ALBERT R. DOWDEN                     March 2, 2000
--------------------------------------------------------
               Albert R. Dowden, Director

                /s/ MICHAEL P. ESPOSITO                    March 2, 2000
--------------------------------------------------------
           Michael P. Esposito, Jr., Director

                /s/ LEE M. GAMMILL, JR.                    March 2, 2000
--------------------------------------------------------
             Lee M. Gammill, Jr., Director

                     /s/ MARK GRIER                        March 2, 2000
--------------------------------------------------------
                  Mark Grier, Director

                 /s/ DONALD J. MATTHEWS                    March 2, 2000
--------------------------------------------------------
              Donald J. Matthews, Director

                       SIGNATURE                               DATE
                       ---------                               ----
                  /s/ BRIAN M. O'HARA                      March 2, 2000
--------------------------------------------------------
               Brian M. O'Hara, Director

                /s/ JERRY S. ROSENBLOOM                    March 2, 2000
--------------------------------------------------------
             Jerry S. Rosenbloom, Director

                  /s/ WALTER A. SCOTT                      March 2, 2000
--------------------------------------------------------
               Walter A. Scott, Director

                   /s/ JON W. YOSKIN                       March 2, 2000
--------------------------------------------------------
              Jon W. Yoskin, II, Director