Form 10-Q
period 2000-03-31
ANNUITY & LIFE RE HOLDINGS LTD
filed 2000-05-15
CIK 1051628

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                Yes [X]  No [ ]

     The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of May 5, 2000 was 25,499,999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                        PART I -- FINANCIAL INFORMATION

                                                                       PAGE
                                                                       -----
ITEM 1.  Unaudited Consolidated Financial Statements
         Consolidated Balance Sheets
         March 31, 2000 and December 31, 1999........................      3
         Consolidated Statements of Operations
         Three Months ended March 31, 2000 and March 31, 1999........      4
         Consolidated Statements of Comprehensive Income
         Three Months ended March 31, 2000 and March 31, 1999........      5
         Consolidated Statements of Cash Flows
         Three Months ended March 31, 2000 and March 31, 1999........      6
         Consolidated Statements of Changes in Stockholders' Equity
         Three Months ended March 31, 2000 and March 31, 1999........      7
         Notes to Unaudited Consolidated Financial Statements........    8-9
ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................  10-13

                        PART II - OTHER INFORMATION
ITEM 6.  Exhibits and Reports on Form 8-K............................     14
Signatures...........................................................     15
Exhibits.............................................................     16

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                              MARCH 31, 2000    DECEMBER 31, 1999
                                                              --------------    -----------------
ASSETS
Cash and cash equivalents...................................  $   29,230,199     $   31,187,242
Fixed maturity investments, available for sale, at fair
  value (amortized cost of $283,904,221 at March 31, 2000;
  December 31, 1999: $284,142,098)..........................     272,760,115        272,872,882
Funds withheld at interest..................................   1,585,591,550      1,532,652,990
Accrued investment income...................................       3,764,271          4,279,480
Receivables for investments sold............................       3,083,141                 --
Other reinsurance receivables...............................      17,159,500          7,834,806
Deferred policy acquisition costs...........................     193,539,921        203,510,250
Other assets................................................       4,044,924          3,748,338
                                                              --------------     --------------
          Total Assets......................................  $2,109,173,621     $2,056,085,988
                                                              ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Reserves for future policy benefits.........................  $   46,755,352     $   43,753,923
Interest-sensitive contracts liabilities....................   1,651,256,066      1,603,382,955
Other reinsurance liabilities...............................       6,767,458         10,746,269
Payable for investments purchased...........................         401,719            639,352
Accounts payable and accrued expenses.......................       5,039,379          5,508,595
                                                              --------------     --------------
          Total Liabilities.................................  $1,710,219,974     $1,664,031,094
                                                              --------------     --------------
STOCKHOLDERS' EQUITY
Preferred Shares (par value $1.00; 50,000,000 shares
  authorized; no shares outstanding)........................              --                 --
Common Shares (par value $1.00; 100,000,000 shares
  authorized; 25,499,999 shares outstanding)................  $   25,499,999     $   25,499,999
Additional paid-in capital..................................     329,496,091        329,496,091
Notes receivable from stock sales...........................      (1,306,866)        (1,286,741)
Accumulated other comprehensive (loss)......................     (11,144,106)       (11,269,216)
Retained earnings...........................................      56,408,529         49,614,761
                                                              --------------     --------------
          Total Stockholders' Equity........................  $  398,953,647     $  392,054,894
                                                              --------------     --------------
          Total Liabilities and Stockholders' Equity........  $2,109,173,621     $2,056,085,988
                                                              ==============     ==============

          See accompanying notes to consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                                            MARCH 31, 2000        MARCH 31, 1999
                                                          ------------------    ------------------
REVENUES
Net premiums............................................     $36,230,006           $18,247,012
Investment income, net of related expenses..............      26,797,697            18,159,060
Net realized investment gains (losses)..................        (562,825)              263,458
Other...................................................       1,807,601               239,701
                                                             -----------           -----------
          Total Revenues................................     $64,272,479           $36,909,231
                                                             -----------           -----------
BENEFITS AND EXPENSES
Claims and policy benefits..............................     $32,958,111           $15,765,869
Net cost on interest sensitive contract liabilities.....       8,427,558             3,876,829
Policy acquisition costs and other insurance expenses...      13,081,828             7,405,339
Operating expenses......................................       1,991,214             1,378,915
                                                             -----------           -----------
          Total Benefits and Expenses...................     $56,458,711           $28,426,952
                                                             -----------           -----------
  Net Income............................................     $ 7,813,768           $ 8,482,279
                                                             ===========           ===========
NET INCOME PER COMMON SHARE (NOTE 3):
Basic...................................................     $      0.31           $      0.33
Diluted.................................................     $      0.28           $      0.31

          See accompanying notes to consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                                            MARCH 31, 2000        MARCH 31, 1999
                                                          ------------------    ------------------
Net income for period...................................      $7,813,768           $ 8,482,279
                                                              ----------           -----------
Other comprehensive income; unrealized holding gains
  (losses) on securities arising during period..........         687,935            (3,717,780)
Plus reclassification adjustment for gains (losses)
  realized in net income................................        (562,825)              263,458
                                                              ----------           -----------
Total other comprehensive income (loss).................         125,110            (3,454,322)
                                                              ----------           -----------
Total comprehensive income..............................      $7,938,878           $ 5,027,957
                                                              ==========           ===========

          See accompanying notes to consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                                            MARCH 31, 2000        MARCH 31, 1999
                                                          ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................................     $  7,813,768          $  8,482,279
Adjustments to reconcile net income to cash provided
  (used) by operating activities
Net realized investment (gains) losses..................          562,825              (263,458)
Changes in:
Accrued investment income...............................          515,209              (133,345)
Deferred policy acquisition costs.......................        9,970,329           (29,932,097)
Other assets............................................         (296,586)             (326,400)
Reserves for future policy benefits and interest
  Sensitive contracts, net of funds withheld............       (2,064,020)           20,652,525
Other reinsurance receivables and liabilities...........      (13,303,504)          (17,062,338)
Accounts payable........................................         (469,216)              548,039
                                                             ------------          ------------
Net cash provided (used) by operating activities........        2,728,805           (18,034,795)
                                                             ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed maturity securities........       88,736,991            69,565,470
Purchase of fixed maturity securities...................      (92,382,714)          (91,496,079)
                                                             ------------          ------------
Net cash used by investing activities...................       (3,645,723)          (21,930,609)
                                                             ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Note Receivable............................                                174,950
Interest Accrued........................................          (20,125)              (11,074)
Shareholder Dividends...................................       (1,020,000)            1,020,000)
                                                             ------------          ------------
Net cash used by financing activities...................       (1,040,125)             (856,124)
                                                             ------------          ------------
Decrease in cash and cash equivalents...................       (1,957,043)          (40,821,528)
Cash and cash equivalents, beginning of period..........       31,187,242            66,586,267
                                                             ------------          ------------
Cash and cash equivalents, end of period................     $ 29,230,199          $ 25,764,739
                                                             ============          ============

          See accompanying notes to consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                           THREE MONTHS ENDED    THREE MONTHS ENDED
                                                             MARCH 31, 2000        MARCH 31, 1999
                                                           ------------------    ------------------
PREFERRED SHARES PAR VALUE $1.00
Balance at beginning and end of period...................     $         --          $         --
                                                              ------------          ------------
COMMON SHARES PAR VALUE $1.00
Balance at beginning and end of period...................     $ 25,499,999          $ 25,499,999
                                                              ------------          ------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning and end of period...................     $329,496,091          $329,517,104
                                                              ------------          ------------
NOTES RECEIVABLE FROM STOCK SALES
Balance at beginning of period...........................     $ (1,286,741)         $ (1,391,068)
Repayments...............................................               --               174,950
Accrued interest during period...........................          (20,125)              (11,074)
                                                              ------------          ------------
Balance at end of period.................................     $ (1,306,866)         $ (1,227,192)
                                                              ------------          ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of period...........................     $(11,269,216)         $  3,722,594
Net unrealized holding gains on securities...............          125,110            (3,454,322)
                                                              ------------          ------------
Balance at end of period.................................     $(11,144,106)         $    268,272
                                                              ------------          ------------
RETAINED EARNINGS
Balance at beginning of period...........................     $ 49,614,761          $ 17,991,617
Net income...............................................        7,813,768             8,482,279
Stockholder Dividends....................................       (1,020,000)           (1,020,000)
                                                              ------------          ------------
Balance at end of period.................................     $ 56,408,529          $ 25,453,896
                                                              ------------          ------------
TOTAL STOCKHOLDERS' EQUITY...............................     $398,953,647          $379,512,079
                                                              ============          ============

          See accompanying notes to consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Annuity and Life Re (Holdings), Ltd. ("Holdings") was incorporated on December 2, 1997 under the laws of Bermuda. Holdings provides annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiaries:
Annuity and Life Reassurance, Ltd. ("Annuity and Life Reassurance"), licensed under the laws of Bermuda as a long term insurer; Annuity and Life Re America, Inc. ("Annuity and Life Re America"), an insurance holding company based in the United States. Holdings, Annuity and Life Reassurance and Annuity and Life Re America are collectively referred to herein as the "Company".

2.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10K for the fiscal year ended December 31,1999. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements.

3.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share.

                                                                 THREE MONTHS ENDED
                                                          --------------------------------
                                                          MARCH 31, 2000    MARCH 31, 1999
                                                          --------------    --------------
Net Income..............................................   $ 7,813,768       $ 8,482,279
Weighted average number of common shares outstanding....    25,499,999        25,499,999
Weighted average number of common shares outstanding
  including shares issuable from exercise of options and
  warrants..............................................    27,443,307        27,181,315
Earnings per share......................................   $      0.31       $      0.33
Earnings per share assuming dilution....................   $      0.28       $      0.31

4.  ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999 the FASB issued Statement No. 137 "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the effective date of FASB Statement No. 133", which defers the effective date of Statement No. 133 until the fiscal quarters beginning after June 15, 2000. The Company does not hold any derivatives and does not engage in any derivative hedging activities, although it may do so in the future.

5.  SIGNIFICANT TRANSACTION

     On September 7, 1999 the Company, through Annuity and Life Re America, signed an agreement to acquire Capitol Bankers Life Insurance Company ("Capitol Bankers") for approximately $2,000,000 plus the capital and surplus of Capitol Bankers. Upon completion of the acquisition, the Company intends to contribute additional capital of approximately $18 million. Completion of the acquisition is subject to regulatory approval. The acquisition price and subsequent capital contribution will be funded from available

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

cash balances and proceeds from the sale of fixed maturity securities held by the Company. Prior to closing, the in force insurance business of Capitol Bankers will be 100% reinsured by Capitol Bankers to a third party. This transaction will be accounted for as a purchase.

     Capitol Bankers is domiciled in the United States and is authorized to conduct its life insurance business in 43 states of the United States. After the Company completes its acquisition of Capitol Bankers, the Company expects Capitol Bankers to focus its operations on the United States life reinsurance markets.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.  GENERAL

     Annuity and Life Re (Holdings), Ltd. ("Holdings") was incorporated on December 2, 1997 under the laws of Bermuda. Holdings provides annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiaries:
Annuity and Life Reassurance, Ltd. ("Annuity and Life Reassurance") licensed under the insurance laws of Bermuda as a long term insurer; Annuity and Life Re America, Inc. ("Annuity and Life Re America"), an insurance holding company based in the United States. Holdings, Annuity and Life Reassurance and Annuity and Life Re America are collectively referred to herein as the "Company".

2.  OPERATING RESULTS

     Net Income. For the three-month period ending March 31,2000, we had consolidated net Income of $7,814,000 or $0.31 per common share, $0.28 per common share on a fully diluted basis, compared with $8,482,000 or $0.33 per common share, $0.31 per common share on a fully diluted basis for the three months ended March 31, 1999. The net income for the quarter ended March 31, 2000 as compared with the quarter ended March 31, 1999 reflects strong revenue growth and favorable annuity and investment results offset by an increase in life insurance claims.

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

     For the three month period ended March 31, 2000, our net operating income increased 2% over the comparable prior year period. Net operating income for the three month period ending March 31, 2000 was $8,377,000 or $0.33 per common share, $0.31 per common share on a fully diluted basis, compared with $8,219,000 or $0.32 per common share, $0.30 per common share on a fully diluted basis for the three months ended March 31, 1999. The net operating income for the quarter ended March 31, 2000 as compared with the quarter ended March 31, 1999 reflects strong revenue growth and favorable annuity and investment results which were offset by an increase in life insurance claims.

     Net Premiums. Net premium revenue for the three-month period ended March 31,2000 was $36,230,000, an increase of 98% over the three months ended March 31, 1999. Substantially all premium revenue was derived from ordinary life reinsurance. The growth reflects the level of new business written and the increase in the face amount of insurance in force. At March 31, 2000 the total face amount of life insurance in force was $52.7 billion compared with approximately $30.0 billion at March 31,1999 , an increase of 76%, and $45.4 billion at December 31, 1999. New business writings and premium levels are significantly influenced by the seasonal nature of the life reinsurance marketplace and by large transactions and therefore can fluctuate from period to period.

     Net Investment Income. Total net investment income for the three month period ended March 31,2000 was approximately $26.8 million, an increase of 48% over the three months ended March 31, 1999. The growth in investment income is primarily due to the income earned on funds withheld under modified coinsurance agreements related to our Interest sensitive contracts liabilities. The income earned on the funds withheld for the three months ended March 31, 2000 and 1999 was $21,800,000 and $12,623,000, respectively. The average yield rate earned on an annualized basis on the invested assets, excluding the funds withheld, for this period was approximately 6.41% as compared with 6.27% for the three months ended March 31, 1999.

     Realized Investment Gains. Realized investment gains (losses) for the three months ended March 31, 2000 and 1999 were ( $563,000) and $263,000, respectively. These gains and losses result from normal activity in the management of our investment portfolio.

     Realized gains and losses are not considered by the Company to be recurring components of earnings. We make decisions concerning the sales of invested assets based on a variety of market, business and other factors.

     During the three month period ended March 31, 2000, unrealized gains were $125,000 as compared with unrealized losses of $3,454,000 incurred during the three month period ended March 31, 1999 which were included in Other Comprehensive Income . The unrealized gains and losses are principally related to changes in the general level of interest rates during those periods.

     Claims and Policy Benefits. Claims and policy benefits for the three months ended March 31, 2000 and 1999 were $32,958,000, 91% of net premium and $15,765,000, 86% of net premium, respectively. Although we expect mortality to be fairly constant over long periods of time, it will fluctuate from period to period. Higher than expected losses in the three month period ended March 31, 2000 are primarily due to an increase in the number of life insurance claims in the period. Because we believe there is no pattern of loss demonstrated, we do not expect claims to continue at the level experienced in the three months ended March 31, 2000 over longer periods of time. Reserves for future policy benefits are in part determined by claims reported from ceding companies, our aggregate experience and overall mortality trends.

     Interest Credited to Interest Sensitive Contracts Liabilities. Interest credited to interest sensitive contract liabilities, which are liabilities we assume under certain reinsurance agreements we enter into, for the three months ended March 31, 2000 and 1999 was $8,428,000 and $3,876,000, respectively. The increase reflects the growth in our interest sensitive contracts liabilities and is directly related to income earned on the related funds withheld at interest. The income earned on the funds withheld at interest for the three months ended March 31, 2000 and 1999 was $21,800,000 and $12,623,000, respectively.

     Policy Acquisition and Other Insurance Expenses. Policy acquisition and other insurance expenses, consisting primarily of allowances and amortization of deferred policy acquisition costs, for the three months ended March 31, 2000 and 1999 were $13,081,000 and $7,405,000, respectively. Generally, policy acquisition costs and other insurance expenses fluctuate with business volume and changes in product mix. The increase in these costs reflects the growth and development of our life and annuity business.

     Other Operating Expenses. Operating expenses for the three month period ending March 31, 2000 and 1999 were $1,991,000 , or 3.1% of total revenue and $1,379,000 or 3.7% of total revenue, respectively. We consider the operating expense level to be low by industry standards and is in line with the Company's plan to be a low cost provider. The reduction in the expense ratio is primarily due to growth and development of our insurance operations.

3.  FINANCIAL CONDITION

  Investments

     Invested assets, including cash and cash equivalents, amounted to $301,990,000 at March 31, 2000 as compared with $304,060,000 at December 31,
1999. At March 31, 2000 and December 31,1999 net unrealized losses on invested assets were $11,144,000 and $11,269,000 respectively, and generally reflect the changes in interest rates during the periods.

     The Company's investment policy is designed to achieve above average risk adjusted returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity and match the cash flows of the portfolio to the required cash flows for the related liabilities.

  Funds Withheld at Interest -- Interest Sensitive Contracts Liabilities

     Assets with a carrying value of approximately $1,585,591,000 at March 31, 2000 and $1,532,653,000 at December 31, 1999 , related to annuity reinsurance agreements with the Company are held by and managed by the ceding company in segmented portfolios. The liability for the annuity reinsurance is included on the Company's Balance Sheet as Interest Sensitive Contracts Liabilities. During the three month period these assets and liabilities each grew approximately 3% reflecting the level of new deposits accepted by the Company and benefit payments made by the Company under the reinsurance agreements.

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

     For the three month period ended March 31, 2000 the Company generated $2,728,000 million from its operating activities as compared with the use of $18,034,000 in its operating activities for the three months ended March 31, 1999. This change is primarily related to the development of our insurance operations, the underwriting results and the initial costs associated with writing new life reinsurance and annuity reinsurance business.

     The Company's capital structure currently consists entirely of equity. At March 31, 2000 total capitalization of the Company after deducting certain loans to management and including retained earnings and accumulated other comprehensive loss amounted to $398,954,000 as compared with $392,055,000 at December 31, 1999. We continuously review our capital adequacy and we believe this level of capital is sufficient to support the Company's insurance writings and growth for the near future.

     At March 31, 2000 the Company had no outstanding debt. At March 31, 2000 and December 31, 1999 letters of credit totaling $125.0 million and $121.5 million, respectively, issued in the ordinary course of the Company's business have been issued by the Company's bankers in favor of certain ceding insurance companies to provide security and to meet regulatory requirements. These letters of credit are fully collateralized by our investments. The Company may incur indebtedness in the future in connection with possible acquisitions of, investments in, joint ventures with or strategic alliances with companies whose businesses compliment the Company's business.

     On February 9, 2000 the Board of Directors declared a quarterly stockholder dividend of $.04 per share payable to shareholders of record on March 9, 2000. The Board intends to continue to declare and payout of earnings a quarterly dividend. The continued payment of dividends is dependent on the ability of our operating subsidiaries to achieve satisfactory underwriting and investment results and other factors determined to be relevant by the Company's Board of Directors.

     The Company currently has no material commitments other than as outlined in "Acquisition" below.

4.  ACQUISITION

     On September 7, 1999, we signed an agreement to acquire Capitol Bankers Life Insurance Company for $2,000,000 plus the capital and surplus of Capitol Bankers. Upon completion of the acquisition, we intend to contribute additional capital to Capitol Bankers of approximately $18 million. Completion of the acquisition is subject to regulatory approval. We expect to fund the acquisition price and subsequent capital contribution from available cash balances and proceeds from the sale of fixed maturity securities. Prior to closing, the in force insurance business of Capitol Bankers will be 100% reinsured by Capitol Bankers to a third party reinsurer. This transaction will be accounted for as a purchase.

     Capitol Bankers is domiciled in the United States and is authorized to conduct its life insurance business in 43 states of the United States. After we complete our pending acquisition, Capitol Bankers will focus its operations on the United States life and annuity reinsurance markets.

5.  YEAR 2000

     We experienced no disruptions to our business as a result of the conversion to the Year 2000. We incurred no material Year 2000 expenses during the three months ended March 31, 2000 or during the year ended December 31, 1999 and all expenses incurred were funded from operations. We do not expect to incur additional Year 2000 expenses during 2000. If any are incurred, such expenses will be funded from operations.

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

                           PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -- The following exhibits are filed as part of this report on Form 10-Q:

         4 Annuity and Life Re (Holdings), Ltd. Bye Laws as amended, effective April 27, 2000.

        11  Computation of Earnings per share

        27  Financial Data Schedule

     (b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the period ended March 31, 2000.

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

Date: May 10, 2000

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

Date: May 10, 2000