Form 10-Q
period 2000-06-30
ANNUITY & LIFE RE HOLDINGS LTD
filed 2000-08-14
CIK 1051628

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                Yes [X]  No [ ]

     The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of August 3, 2000 was 25,499,999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                        PART I -- FINANCIAL INFORMATION

                                                                       PAGE
                                                                       -----
ITEM 1.  Unaudited Consolidated Financial Statements
         Consolidated Balance Sheets
         June 30, 2000 (unaudited) and December 31, 1999.............      3
         Unaudited Consolidated Statements of Operations
         Three and Six Months ended June 30, 2000 and 1999...........      4
         Unaudited Consolidated Statements of Comprehensive Income
         Three and Six Months ended June 30, 2000 and 1999...........      5
         Unaudited Consolidated Statements of Cash Flows
         Six Months ended June 30, 2000 and 1999.....................      6
         Unaudited Consolidated Statements of Changes in
         Stockholders' Equity
         Six Months ended June 30, 2000 and 1999.....................      7
         Notes to Unaudited Consolidated Financial Statements........      8
ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............  10-14

                        PART II -- OTHER INFORMATION
ITEM 4.  Submission of Matters to a Vote of Security Holders.........     15
ITEM 6.  Exhibits and Reports on Form 8-K............................     15
Signatures...........................................................     16
Exhibits.............................................................

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                              JUNE 30, 2000     DECEMBER 31, 1999
                                                              --------------    -----------------
ASSETS
Cash and cash equivalents...................................  $   43,789,966     $   31,187,242
Fixed maturity investments, available for sale, at fair
  value (amortized cost of $264,214,085 at June 30, 2000;
  December 31, 1999 $284,142,098)...........................     256,216,131        272,872,882
Funds withheld at interest..................................   1,531,989,051      1,532,652,990
Accrued investment income...................................       3,284,814          4,279,480
Other reinsurance receivables...............................     118,374,365          7,834,806
Deferred policy acquisition costs...........................     182,100,994        203,510,250
Insurance Licenses, net of amortization.....................       2,301,104                 --
Other assets................................................       4,765,079          3,748,338
                                                              --------------     --------------
          Total Assets......................................  $2,142,821,504     $2,056,085,988
                                                              ==============     ==============
LIABILITIES
Reserves for future policy benefits.........................  $  153,662,253     $   43,753,923
Interest-sensitive contracts liabilities....................   1,569,618,540      1,603,382,955
Other reinsurance liabilities...............................       6,062,834         10,746,269
Payable for investments purchased...........................              --            639,352
Accounts payable and accrued expenses.......................       4,595,910          5,508,595
                                                              --------------     --------------
          Total Liabilities.................................  $1,733,939,537     $1,664,031,094
                                                              --------------     --------------
STOCKHOLDERS' EQUITY
Preferred Shares (par value $1.00; 50,000,000 shares
  authorized; no shares outstanding)........................  $           --     $           --
Common Shares (par value $1.00; 100,000,000 shares
  authorized; 25,499,999 shares outstanding)................      25,499,999         25,499,999
Additional paid-in capital..................................     329,496,091        329,496,091
Notes receivable from stock sales...........................      (1,326,991)        (1,286,741)
Accumulated other comprehensive (loss)......................      (7,997,954)       (11,269,216)
Retained earnings...........................................      63,210,822         49,614,761
                                                              --------------     --------------
          Total Stockholders' Equity........................  $  408,881,967     $  392,054,894
                                                              --------------     --------------
          Total Liabilities and Stockholders' Equity........  $2,142,821,504     $2,056,085,988
                                                              ==============     ==============

     See accompanying notes to unaudited consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                            THREE MONTHS ENDED   THREE MONTHS ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED
                              JUNE 30, 2000        JUNE 30, 1999       JUNE 30, 2000      JUNE 30, 1999
                            ------------------   ------------------   ----------------   ----------------
REVENUES
Net premiums..............     $37,684,372          $18,372,285         $ 73,914,378       $36,619,297
Investment income, net of
  related expenses........      25,819,232           20,677,324           52,616,929        38,836,385
Net realized investment
  gains (losses)..........      (2,417,880)            (157,756)          (2,980,705)          105,703
Other.....................       1,589,357              149,262            3,396,958           388,963
                               -----------          -----------         ------------       -----------
          Total
            Revenues......     $62,675,081          $39,041,115         $126,947,560       $75,950,348
                               -----------          -----------         ------------       -----------
BENEFITS AND EXPENSES
Claims and policy
  benefits................     $29,898,304          $15,507,499         $ 62,856,415       $31,273,368
Net cost of interest
  sensitive contract
  liabilities.............       7,475,510            3,948,668           15,903,068         7,825,497
Policy acquisition costs
  and other insurance
  expenses................      15,313,661            8,991,771           28,395,489        16,397,110
Operating expenses........       2,165,313            1,846,935            4,156,527         3,225,850
                               -----------          -----------         ------------       -----------
          Total Benefits
            and
            Expenses......     $54,852,788          $30,294,873         $111,311,499       $58,721,825
                               -----------          -----------         ------------       -----------
  Net Income..............     $ 7,822,293          $ 8,746,242         $ 15,636,061       $17,228,523
                               ===========          ===========         ============       ===========
NET INCOME PER COMMON
  SHARE (NOTE 3):
Basic.....................     $      0.31          $      0.34         $       0.61       $      0.68
Diluted...................     $      0.29          $      0.32         $       0.57       $      0.63

     See accompanying notes to unaudited consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                        THREE MONTHS ENDED    THREE MONTHS ENDED    SIX MONTHS ENDED    SIX MONTHS ENDED
                          JUNE 30, 2000         JUNE 30, 1999        JUNE 30, 2000       JUNE 30, 1999
                        ------------------    ------------------    ----------------    ----------------
Net income for
  period..............     $ 7,822,293           $ 8,746,242          $15,636,061         $17,228,523
Other comprehensive
  (loss) income:
Unrealized holding
  losses (gains) on
  securities arising
  during period.......       5,564,032            (5,711,437)           6,251,967          (9,586,973)
Reclassification
  adjustment for
  (losses) gains
  realized in net
  income..............      (2,417,880)             (157,756)          (2,980,705)            263,458
                           -----------           -----------          -----------         -----------
Other comprehensive
  (loss) income.......       3,146,152            (5,869,193)           3,271,262          (9,323,515)
                           -----------           -----------          -----------         -----------
Total comprehensive
  income..............     $10,968,445           $ 2,877,049          $18,907,323         $ 7,905,008
                           ===========           ===========          ===========         ===========

     See accompanying notes to unaudited consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                              SIX MONTHS ENDED    SIX MONTHS ENDED
                                                               JUNE 30, 2000       JUNE 30, 1999
                                                              ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................   $  15,636,061        $ 17,228,523
Adjustments to reconcile net income to cash provided (used)
  by operating activities
Net realized investment losses (gains)......................       2,980,705            (105,703)
Changes in:
Accrued investment income...................................         994,666            (370,247)
Deferred policy acquisition costs...........................      21,409,256         (44,725,383)
Other reinsurance receivables...............................    (110,539,559)                 --
Other assets................................................      (1,016,741)         (2,899,820)
Reserves for future policy benefits.........................     109,908,330           6,405,867
Interest sensitive contracts, net of funds withheld.........     (33,100,476)         18,633,361
Other reinsurance liabilities...............................      (4,683,435)        (15,289,411)
Accounts payable............................................        (912,681)            716,708
                                                               -------------        ------------
Net cash provided (used) by operating activities............   $     676,126        $(20,376,105)
                                                               -------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed maturity securities............   $ 192,402,916        $123,298,230
Purchase of fixed maturity securities.......................    (165,214,278)       (145,012,005)
Acquisition of business.....................................     (13,181,790)                 --
                                                               -------------        ------------
Net cash provided (used) by investing activities............      14,006,848         (21,713,775)
                                                               -------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes receivable, less interest accrued........         (40,250)            144,026
Dividends paid to stockholders..............................      (2,040,000)         (2,040,000)
                                                               -------------        ------------
Net cash (used) by financing activities.....................      (2,080,250)         (1,895,974)
                                                               -------------        ------------
Increase (decrease) in cash and cash equivalents............      12,602,724         (43,985,854)
Cash and cash equivalents, beginning of period..............      31,187,242          66,586,267
                                                               -------------        ------------
Cash and cash equivalents, end of period....................   $  43,789,966        $ 22,600,413
                                                               =============        ============

     See accompanying notes to unaudited consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                           SIX MONTHS ENDED      SIX MONTHS ENDED
                                                            JUNE 30, 2000         JUNE 30, 1999
                                                          ------------------    ------------------
PREFERRED SHARES PAR VALUE $1.00
Balance at beginning and end of period..................     $         --          $         --
                                                             ------------          ------------
COMMON SHARES PAR VALUE $1.00
Balance at beginning and end of period..................     $ 25,499,999          $ 25,499,999
                                                             ------------          ------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning and end of period..................     $329,496,091          $329,517,104
                                                             ------------          ------------
NOTES RECEIVABLE FROM STOCK SALES
Balance at beginning of period..........................     $ (1,286,741)         $ (1,391,068)
Repayments..............................................               --               174,950
Accrued interest during period..........................          (40,250)              (30,924)
                                                             ------------          ------------
Balance at end of period................................     $ (1,326,991)         $ (1,247,042)
                                                             ------------          ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of period..........................     $(11,269,216)         $  3,722,594
Net unrealized holding gains (losses) on securities.....        3,271,262            (9,323,515)
                                                             ------------          ------------
Balance at end of period................................     $ (7,997,954)         $ (5,600,921)
                                                             ------------          ------------
RETAINED EARNINGS
Balance at beginning of period..........................     $ 49,614,761          $ 17,991,617
Net income..............................................       15,636,061            17,228,523
Stockholder dividends...................................       (2,040,000)           (2,040,000)
                                                             ------------          ------------
Balance at end of period................................     $ 63,210,822          $ 33,180,140
                                                             ------------          ------------
TOTAL STOCKHOLDERS' EQUITY..............................     $408,881,967          $381,349,280
                                                             ============          ============

     See accompanying notes to unaudited consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Annuity and Life Re (Holdings), Ltd. ("Holdings") was incorporated on December 2, 1997 under the laws of Bermuda. Holdings provides annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiaries:
Annuity and Life Reassurance, Ltd. ("Annuity and Life Reassurance"), licensed under the laws of Bermuda as a long term insurer; Annuity and Life Re America, Inc. ("Annuity and Life Re America"), an insurance holding company based in the United States, and Capitol Bankers Life Insurance Company ("Capitol Bankers"), a life insurance company domiciled in the United States. Holdings, Annuity and Life Reassurance, Annuity and Life Re America and Capitol Bankers are collectively referred to herein as the "Company".

2.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10K for the fiscal year ended December 31,1999 and Form 10-Q for the fiscal quarter ended March 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements.

3.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                        THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                        ----------------------------    --------------------------
                                            2000            1999           2000           1999
                                        ------------    ------------    -----------    -----------
Net Income............................  $ 7,822,293     $ 8,746,242     $15,636,061    $17,228,523
Net average number of common
  shareholders outstanding............   25,499,999      25,499,999      25,499,999     25,499,999
Weighted average number of common
  shares outstanding including shares
  issuable from exercise of options
  and warrants........................   27,311,063      27,114,771      27,366,408     27,148,654
Earnings per share....................  $      0.31     $      0.34     $      0.61    $      0.68
Earnings per share assuming
  dilution............................  $      0.29     $      0.32     $      0.57    $      0.63

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

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.  SIGNIFICANT TRANSACTION

     On June 1, 2000 the Company, through Annuity and Life Re America, completed the acquisition of Capitol Bankers for $13,200,000. Capitol Bankers is a life insurance company domiciled in the United States, which is authorized to conduct its life insurance business in 43 states of the United States, and will focus its operations on the United States life reinsurance markets. The Company intends to contribute additional capital to Capitol Bankers during the current fiscal year of approximately $12,000,000 to bring the total capital and surplus of Capital Bankers to $25,000,000. The acquisition price was funded from available cash balances; the subsequent capital contribution will be funded from available cash balances or proceeds from the sale of fixed maturity securities held by the Company.

     The acquisition has been accounted for as a purchase and the operating results of Capitol Bankers have been included in the Company's financial statements since the date of acquisition. Prior to closing, the in force insurance business of Capitol Bankers was 100% reinsured by Capitol Bankers with its former owner, a subsidiary of Swiss Re, who will continue to administer the business reinsured. Accordingly, there will be no earnings from the in-force insurance business at the acquisition date accruing to the Company currently or in the future.

     The purchase price exceeded the fair value of the net assets acquired (the capital and surplus of Capitol Bankers) by $2,301,000 which has been allocated to the value of the 43 insurance licenses of Capitol Bankers. This amount will be amortized over 20 years.

     The proforma balance sheet of Capitol Bankers as of the date of acquisition after giving effect to the reinsurance transaction is as follows:

ASSETS
Cash & Invested assets......................................    $ 10,880,686
Other reinsurance receivables...............................     108,766,677
Insurance Licenses..........................................       2,301,104
                                                                ------------
Total Assets................................................    $121,948,467
LIABILITIES & STOCKHOLDERS EQUITY
Reserves for future policy benefits.........................    $108,766,637
Stockholders Equity.........................................    $ 13,181,790
                                                                ------------
Total Liabilities & Stockholders Equity.....................    $121,948,467

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.  GENERAL

     Annuity and Life Re (Holdings), Ltd. ("Holdings") was incorporated on December 2, 1997 under the laws of Bermuda. Holdings provides annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiaries:
Annuity and Life Reassurance, Ltd. ("Annuity and Life Reassurance") licensed under the insurance laws of Bermuda as a long term insurer; Annuity and Life Re America, Inc. ("Annuity and Life Re America"), an insurance holding company based in the United States, and Capitol Bankers Life Insurance Company ("Capitol Bankers"), a life insurance company domiciled in the United States. Holdings, Annuity and Life Reassurance, Annuity and Life Re America and Capitol Bankers are collectively referred to herein as the "Company".

2.  OPERATING RESULTS

     Net Income. For the six-month period ended June 30, 2000, we had consolidated net income of $15,636,000 or $0.61 per common share, $0.57 per common share on a fully diluted basis, compared with $17,229,000 or $0.68 per common share, $0.63 per common share on a fully diluted basis for the six months ended June 30, 1999. For the three month period ending June 30, 2000, we had consolidated net income of $7,822,000 or $0.31 per common share, $0.29 per common share on a fully diluted basis, compared with $8,746,000 or $0.34 per common share, $0.32 per common share on a fully diluted basis for the three months ended June 30, 1999. The decrease in the net income for the three and six month periods ended June 30, 2000 as compared with the net income for the three and six month periods ended June 30, 1999 is primarily due to the net realized investment losses. With interest rates rising the investment portfolio was repositioned to improve performance and to increase future operating income.

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

     For the three month and six month periods ended June 30, 2000, our net operating income increased 15% and 9%, respectively, over the comparable prior year periods. Net operating income for the six month period ending June 30, 2000 was $18,617,000 or $0.73 per common share, $0.68 per common share on a fully diluted basis, compared with $17,123,000 or $0.67 per common share, $0.63 per common share on a fully diluted basis for the six months ended June 30, 1999. Net operating income for the three month period ending June 30, 2000 was $10,240,000 or $0.40 per common share, $0.37 per common share on a fully diluted basis, compared with $8,904,000 or $0.35 per common share, $0.33 per common share on a fully diluted basis for the three months ended June 30, 1999. The increase in the net operating income for the three and six month periods ended June 30, 2000 as compared with the three and six month periods ended June 30, 1999 is primarily due to the growth and development of our insurance operations.

     Net Premiums. Net premium revenue for the three month and six month periods ended June 30, 2000 was $37,684,000 and $73,914,000, respectively, an increase of 105% and 102% over the three month and six month periods ended June 30, 1999. Substantially all premium revenue was derived from ordinary life reinsurance. The growth reflects the level of new business written and the increase in the face amount of insurance in force. At June 30, 2000 the total face amount of life insurance in force was $55.5 billion compared with $31.2 billion at June 30, 1999, an increase of 78%, and $45.4 billion at December 31, 1999. New business writings and premium levels are significantly influenced by the seasonal nature of the life reinsurance marketplace and by large transactions and therefore can fluctuate from period to period.

     Net Investment Income. Total net investment income for the three month and six month periods ended June 30, 2000 was approximately $25,819,000 and $52,617,000 million, respectively, an increase of 25% and 35% over the three month and six month periods ended June 30, 1999. The growth in investment income is primarily due to the income earned on Funds Withheld under modified coinsurance agreements related to our Interest Sensitive Contracts Liabilities. The income earned on the funds withheld for the three month and six month periods ended June 30, 2000 was $20,611,000 and $42,411,000, respectively, as compared with $12,623,000 and $28,249,000 for the three and six month periods ended June 30, 1999. The average yield rate earned on an annualized basis on the invested assets, excluding the funds withheld, for this period was approximately 6.52% as compared with 6.31% for the six months ended June 30, 1999.

     Realized Investment Gains. Realized investment gains (losses) for the three month and six month period ended June 30, 2000 were ($2,418,000) and ($2,981,000), respectively, as compared with ($158,000) and $105,000, respectively , for the three month and six month periods ended June 30, 1999. These gains and losses result from active management of our investment portfolio intended to improve performance and increase operating income.

     Realized gains and losses are not considered by the Company to be recurring components of earnings. We make decisions concerning the sales of invested assets based on a variety of market, business and other factors.

     During the six month period ended June 30, 2000, unrealized gains were $3,271,000 as compared with unrealized losses of $9,323,000 incurred during the six month period ended June 30, 1999 which were included in Other Comprehensive Income . The unrealized gains and losses are principally related to changes in the general level of interest rates during those periods.

     Claims and Policy Benefits. Life insurance claims and policy benefits for the three month and six month periods ended June 30, 2000 were $25,329,000, 76% of net premium and $54,875,000, 83% of net premium, respectively, as compared with $15,507,000, 84% of net premium and $31,273,000, 85% of net premium for the three month and six month periods ended June 30, 1999. Although we expect mortality to be fairly constant over long periods of time, it will fluctuate from period to period. Reserves for future policy benefits are in part determined by claims reported from ceding companies, our aggregate experience and overall mortality trends.

     Interest Credited to Interest Sensitive Contracts Liabilities. Interest credited to interest sensitive contract liabilities, which are liabilities we assume under certain reinsurance agreements we enter into, for the three month and six month periods ended June 30, 2000 was $7,475,000 and $15,903,000, respectively, as compared with $3,949,000 and $7,825,000 for the three month and six month periods ended June 30, 1999. The increase reflects the level of our interest sensitive contracts liabilities and is directly related to income earned on the related funds withheld at interest. The income earned on the funds withheld at interest for the three month and six month periods ended June 30, 2000 was $20,611,000 and $42,411,000, respectively, as compared with $12,623,000 and $28,249,000,respectively, for the three month and six month periods ended June 30, 1999.

     Policy Acquisition and Other Insurance Expenses. Policy acquisition and other insurance expenses, consisting primarily of allowances and amortization of deferred policy acquisition costs, for the three month and six month periods ended June 30, 2000 were $ 15,314,000 and $28,395,000, respectively, as compared with $8,992,000 and $16,397,000, respectively, for the three month and six month periods ended June 30, 1999. Generally, policy acquisition costs and other insurance expenses fluctuate with business volume and changes in product mix. The increase in these costs reflects the growth and development of our life and annuity business.

     Other Operating Expenses. Operating expenses for the three month and six month periods ending June 30, 2000 were $2,165,000, or 3.5% of total revenue and $4,156,000, or 3.3% of total revenue, respectively, as compared with $1,847,000, or 4.7% of total revenue and $3,226,000, or 4.2% of total revenue, for the three month and six month periods ending June 30, 1999. We consider the operating expense level to be low by industry standards and is in line with the Company's plan to be a low cost provider. The reduction in the expense ratio is primarily due to growth and development of our insurance operations. Annuity & Life Re

America incurred expenses of $975,000 during the six month period ended June 30, 2000, its start up period, all of which were expensed.

3.  FINANCIAL CONDITION

  Investments

     Invested assets, including cash and cash equivalents, amounted to $300,006,000 at June 30, 2000 as compared with $304,060,000 at December 31,
1999. At June 30, 2000 and December 31,1999 net unrealized losses on invested assets were $7,997,000 and $11,269,000 respectively, and generally reflect the changes in interest rates during the periods.

     The Company's investment policy is designed to achieve above average risk adjusted returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity and match the cash flows of the portfolio to the required cash flows for the related liabilities.

  Funds Withheld at Interest -- Interest Sensitive Contracts Liabilities

     Assets with a carrying value of approximately $1,531,989,000 at June 30, 2000 and $1,532,653,000 at December 31, 1999 , related to annuity reinsurance agreements with the Company, are held by and managed by the ceding company in segmented portfolios. The liability for the annuity reinsurance is included on the Company's Balance Sheet as Interest Sensitive Contracts Liabilities. During the six month period ended June 30, 2000 these liabilities decreased approximately 2% reflecting a lower level of new deposits accepted by the Company and benefit payments made by the Company under the reinsurance agreements.

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

     For the six month period ended June 30, 2000 the Company generated $676,000 from its operating activities as compared with the use of $20,376,000 in its operating activities for the six months ended June 30, 1999. This change is primarily related to the development of our insurance operations, the underwriting results and the initial costs associated with writing new life reinsurance and annuity reinsurance business.

     The Company's capital structure currently consists entirely of equity. At June 30, 2000 total capitalization of the Company after deducting loans to management of $1,327,000 and including retained earnings and accumulated other comprehensive loss amounted to $408,882,000 as compared with $392,055,000 at December 31, 1999. We continuously review our capital adequacy and we believe this level of capital is sufficient to support the Company's insurance writings and growth for the near future.

     At June 30, 2000 the Company had no outstanding debt. The Company may incur indebtedness in the future for various purposes including without limitation acquisitions of or investments in companies whose businesses compliment the Company's business.

     At June 30, 2000 and December 31, 1999 letters of credit totaling $125.0 million and $121.5 million, respectively, issued in the ordinary course of the Company's business have been issued by the Company's bankers in favor of certain ceding insurance companies to provide security and to meet regulatory requirements. These letters of credit are fully collateralized by our investments.

     On February 9, 2000 and April 27, 2000 the Board of Directors declared quarterly stockholder dividends of $.04 per share payable to shareholders of record on March 9, 2000 and May 18, 2000, respectively. The Board intends to continue to declare and payout of earnings a quarterly dividend. The continued payment of dividends is dependent on the ability of our operating subsidiaries to achieve satisfactory underwriting and investment results and other factors determined to be relevant by the Company's Board of Directors.

     The Company currently has no material commitments other than as outlined in "Acquisition" below.

4.  ACQUISITION

     On June 1, 2000 the Company, through Annuity and Life Re America, completed the acquisition of Capitol Bankers for $13,200,000. Capitol Bankers is a life insurance company domiciled in the United States, which is authorized to conduct its life insurance business in 43 states of the United States, and will focus its operations on the United States life reinsurance markets. The Company intends to contribute additional capital to Capitol Bankers during the current fiscal year of approximately $12,000,000 to bring the total capital and surplus of Capital Bankers to $25,000,000 . The acquisition price was funded from available cash balances; the subsequent capital contribution will be funded from available cash balances or proceeds from the sale of fixed maturity securities held by the Company.

     The acquisition has been accounted for as a purchase and the operating results of Capitol Bankers have been included in the Company's financial statements since the date of acquisition. Prior to closing, the in force insurance business of Capitol Bankers was 100% reinsured by Capitol Bankers with its former owner, a subsidiary of Swiss Re, who will continue to administer the business reinsured. Accordingly, there will be no earnings from the in-force insurance business at the acquisition date accruing to the Company currently or in the future.

     The purchase price exceeded the fair value of the net assets acquired ( the capital and surplus of Capitol Bankers) by $2,301,000 which has been allocated to the value of the 43 insurance licenses of Capitol Bankers. This amount will be amortized over 20 years.

     The proforma balance sheet of Capitol Bankers as of the date of acquisition after giving effect to the reinsurance transaction is as follows:

ASSETS
Cash & Invested assets......................................    $ 10,880,686
Other reinsurance receivables...............................     108,766,677
Insurance Licenses..........................................       2,301,104
                                                                ------------
Total Assets................................................    $121,948,467
LIABILITIES & STOCKHOLDERS EQUITY
Reserves for future policy benefits.........................    $108,766,637
Stockholders Equity.........................................    $ 13,181,790
                                                                ------------
Total Liabilities & Stockholders Equity.....................    $121,948,467

5.  YEAR 2000

     We experienced no disruptions to our business as a result of the conversion to the Year 2000. We incurred no material Year 2000 expenses during the six months ended June 30, 2000 or during the year ended December 31, 1999 and all expenses incurred were funded from operations. We do not expect to incur additional Year 2000 expenses during 2000. If any are incurred, such expenses will be funded from operations.

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

                           PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(1) ANNUAL MEETING OF SHAREHOLDERS

     The Annual Meeting of Shareholders of the Company was held on April 27, 2000. The following matters were voted upon at the Annual Meeting, and received the votes set forth below:

          (a) All of the following persons nominated were elected to serve as directors and received the number of votes set forth opposite their respective names:

                                                           FOR        WITHHELD
                                                        ----------    --------
Robert M. Lichten.....................................  20,370,521    221,775
Brian M. O'Hara.......................................  20,370,406    221,890
Walter A. Scott.......................................  20,589,921      2,375

          (b) A proposal to approve and adopt an amendment to the Company's bye-laws increasing the common share ownership and voting limitations applicable to non US persons from 10% to 17% was approved and received 17,464,807 votes FOR and 99,355 votes AGAINST, with 1,776,730 abstentions and 1,251,404 broker non-votes.

          (c) A proposal to appoint KPMG as independent accountants for the Company for the 2000 fiscal year was approved and received 20,587,896 votes FOR and 1,475 votes AGAINST, with 2,925 abstentions and 0 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits -- The following exhibits are filed as part of this report on Form 10-Q:

              11 Computation of Earnings per share

              27 Financial Data Schedule

          (b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the period ended June 30, 2000.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Annuity and Life Re (Holdings), Ltd.

Date: August 10, 2000                     /s/      LAWRENCE S. DOYLE
                                          --------------------------------------
                                          Name: Lawrence S. Doyle
                                          Title: President and Chief Executive
                                                 Officer
                                             (Principal Executive Officer)

Date: August 10, 2000                     /s/      WILLIAM W. ATKIN
                                          --------------------------------------
                                          Name: William W. Atkin
                                          Title: Chief Financial Officer and
                                                 Treasurer
                                             (Principal Accounting and Financial
                                                 Officer)