Form 10-Q
period 2000-09-30
ANNUITY & LIFE RE HOLDINGS LTD
filed 2000-11-14
CIK 1051628

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                Yes [X]  No [ ]

     The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of November 3, 2000 was 25,499,999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                        PART I -- FINANCIAL INFORMATION

                                                                       PAGE
                                                                       -----
ITEM 1.  Unaudited Consolidated Financial Statements
         Consolidated Balance Sheets
         September 30, 2000 (unaudited) and December 31, 1999........      3
         Unaudited Consolidated Statements of Operations
         Three and Nine Months ended September 30, 2000 and 1999.....      4
         Unaudited Consolidated Statements of Comprehensive Income
         Three and Nine Months ended September 30, 2000 and 1999.....      5
         Unaudited Consolidated Statements of Cash Flows
         Nine Months ended September 30, 2000 and 1999...............      6
         Unaudited Consolidated Statements of Changes in
         Stockholders' Equity
         Nine Months ended September 30, 2000 and 1999...............      7
         Notes to Unaudited Consolidated Financial Statements........      8
ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............  10-14

                        PART II -- OTHER INFORMATION
ITEM 4.  Exhibits and Reports on Form 8-K............................     15
Signatures...........................................................     16
Exhibits.............................................................

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                             SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                             ------------------    -----------------
ASSETS
Cash and cash equivalents..................................    $   37,137,297       $   31,187,242
Fixed maturity investments, available for sale, at fair
  value (amortized cost of $262,785,178 at September 30,
  2000; December 31, 1999 $284,142,098)....................       258,623,025          272,872,882
Funds withheld at interest.................................     1,453,375,045        1,532,652,990
Accrued investment income..................................         3,216,685            4,279,480
Receivable for investments sold............................         2,007,724                   --
Receivable for reinsurance ceded...........................       107,766,637                   --
Other reinsurance receivables..............................        27,648,825            7,834,806
Deferred policy acquisition costs..........................       193,069,024          203,510,250
Insurance Licenses, net of amortization....................         2,272,214                   --
Other assets...............................................         4,060,413            3,748,338
                                                               --------------       --------------
          Total Assets.....................................    $2,089,176,889       $2,056,085,988
                                                               ==============       ==============
LIABILITIES
Reserves for future policy benefits........................    $  170,810,545       $   43,753,923
Interest-sensitive contracts liabilities...................     1,480,003,766        1,603,382,955
Other reinsurance liabilities..............................        10,463,144           10,746,269
Payable for investments purchased..........................           999,810              639,352
Accounts payable and accrued expenses......................         4,321,080            5,508,595
                                                               --------------       --------------
          Total Liabilities................................    $1,666,598,345       $1,664,031,094
                                                               --------------       --------------
STOCKHOLDERS' EQUITY
Preferred Shares (par value $1.00; 50,000,000 shares
  authorized; no shares outstanding).......................    $           --       $           --
Common Shares (par value $1.00; 100,000,000 shares
  authorized; 25,499,999 shares outstanding)...............        25,499,999           25,499,999
Additional paid-in capital.................................       329,496,091          329,496,091
Notes receivable from stock sales..........................        (1,347,116)          (1,286,741)
Accumulated other comprehensive (loss).....................        (4,162,153)         (11,269,216)
Retained earnings..........................................        73,091,723           49,614,761
                                                               --------------       --------------
          Total Stockholders' Equity.......................    $  422,578,544       $  392,054,894
                                                               --------------       --------------
          Total Liabilities and Stockholders' Equity.......    $2,089,176,889       $2,056,085,988
                                                               ==============       ==============

     See accompanying notes to unaudited consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                3 MONTHS ENDED       3 MONTHS ENDED       9 MONTHS ENDED       9 MONTHS ENDED
                              SEPTEMBER 30, 2000   SEPTEMBER 30, 1999   SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                              ------------------   ------------------   ------------------   ------------------
REVENUES
Net premiums................     $44,588,022          $21,101,366          $118,502,400         $ 57,720,663
Investment income, net of
  related expenses..........      23,745,266           19,528,879            76,362,195           58,365,264
Net realized investment
  (losses)..................        (702,549)            (793,008)           (3,683,254)            (687,305)
Other.......................       1,689,451            1,250,961             5,086,409            1,639,924
                                 -----------          -----------          ------------         ------------
          Total Revenues....     $69,320,190          $41,088,198          $196,267,750         $117,038,546
                                 -----------          -----------          ------------         ------------
BENEFITS AND EXPENSES
Claims and policy
  benefits..................     $36,040,180          $17,232,038          $ 98,896,595         $ 48,505,406
Net cost of interest
  sensitive contract
  liabilities...............       4,734,374            4,762,521            20,637,442           12,588,018
Policy acquisition costs and
  other insurance
  expenses..................      15,316,221            9,052,163            43,711,710           25,449,273
Operating expenses..........       2,328,514            1,326,416             6,485,041            4,552,266
                                 -----------          -----------          ------------         ------------
          Total Benefits and
            Expenses........     $58,419,289          $32,373,138          $169,730,788         $ 91,094,963
                                 -----------          -----------          ------------         ------------
  Net Income................     $10,900,901          $ 8,715,060          $ 26,536,962         $ 25,943,583
                                 ===========          ===========          ============         ============
NET INCOME PER COMMON SHARE
  (NOTE 3):
Basic.......................     $      0.43          $      0.34          $       1.04         $       1.02
Diluted.....................     $      0.40          $      0.32          $       0.97         $       0.95

     See accompanying notes to unaudited consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                            3 MONTHS ENDED        3 MONTHS ENDED        9 MONTHS ENDED        9 MONTHS ENDED
                          SEPTEMBER 30, 2000    SEPTEMBER 30, 1999    SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                          ------------------    ------------------    ------------------    ------------------
Net Income for period...     $10,900,901           $ 8,715,060           $26,536,962           $ 25,943,583
Other comprehensive
  (loss) income:
Unrealized holding gains
  (losses) on securities
  arising during
  period................       3,835,801            (2,056,950)            7,107,063            (11,380,465)
                             -----------           -----------           -----------           ------------
Total comprehensive
  income................     $14,736,702           $ 6,658,110           $33,644,025           $ 14,563,118
                             ===========           ===========           ===========           ============

     See accompanying notes to unaudited consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                               9 MONTHS ENDED        9 MONTHS ENDED
                                                             SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                                             ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................    $  26,536,962         $  25,943,583
Adjustments to reconcile net income to cash (used) by
  operating activities
Net realized investment losses.............................        3,683,254               687,305
Changes in:
Accrued investment income..................................        1,062,795               (83,232)
Deferred policy acquisition costs..........................       10,441,226           (50,329,823)
Other reinsurance receivables..............................      (19,814,019)                   --
Other assets...............................................         (312,074)           (3,359,676)
Reserves for future policy benefits........................       19,289,985             8,837,322
Interest sensitive contracts, net of funds withheld........      (44,101,244)            7,773,296
Other reinsurance liabilities..............................         (283,125)          (18,304,252)
Accounts payable...........................................       (1,187,515)            1,463,004
                                                               -------------         -------------
Net cash (used) by operating activities....................    $  (4,683,755)        $ (27,372,473)
                                                               -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed maturity securities...........    $ 233,098,294         $ 159,919,267
Purchase of fixed maturity securities......................     (206,162,319)         (171,626,737)
Acquisition of business....................................      (13,181,790)                   --
                                                               -------------         -------------
Net cash provided (used) by investing activities...........       13,754,185           (11,707,470)
                                                               -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes receivable, less interest accrued.......          (60,375)              124,177
Dividends paid to stockholders.............................       (3,060,000)           (3,060,000)
                                                               -------------         -------------
Net cash (used) by financing activities....................       (3,120,375)           (2,935,823)
                                                               -------------         -------------
Increase (decrease) in cash and cash equivalents...........        5,950,055           (42,015,766)
Cash and cash equivalents, beginning of period.............       31,187,242            66,586,267
                                                               -------------         -------------
Cash and cash equivalents, end of period...................    $  37,137,297         $  24,570,501
                                                               =============         =============

     See accompanying notes to unaudited consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   UNAUDITED
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                               9 MONTHS ENDED        9 MONTHS ENDED
                                                             SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                                             ------------------    ------------------
PREFERRED SHARES PAR VALUE $1.00
Balance at beginning and end of period.....................     $         --          $         --
                                                                ------------          ------------
COMMON SHARES PAR VALUE $1.00
Balance at beginning and end of period.....................     $ 25,499,999          $ 25,499,999
                                                                ------------          ------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning and end of period.....................     $329,496,091          $329,517,104
                                                                ------------          ------------
NOTES RECEIVABLE FROM STOCK SALES
Balance at beginning of period.............................     $ (1,286,741)         $ (1,391,068)
Repayments.................................................               --               174,950
Accrued interest during period.............................          (60,375)              (50,773)
                                                                ------------          ------------
Balance at end of period...................................     $ (1,347,116)         $ (1,266,891)
                                                                ------------          ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of period.............................     $(11,269,216)         $  3,722,594
Net unrealized holding gains (losses) on securities........        7,107,063           (11,380,465)
                                                                ------------          ------------
Balance at end of period...................................     $ (4,162,153)         $ (7,657,871)
                                                                ------------          ------------
RETAINED EARNINGS
Balance at beginning of period.............................     $ 49,614,761          $ 17,991,617
Net income.................................................       26,536,962            25,943,583
Stockholder dividends......................................       (3,060,000)           (3,060,000)
                                                                ------------          ------------
Balance at end of period...................................     $ 73,091,723          $ 40,875,200
                                                                ------------          ------------
TOTAL STOCKHOLDERS' EQUITY.................................     $422,578,544          $386,967,541
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

2.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended December 31, 1999 and Form 10-Qs for the fiscal quarters ended March 31, 2000 and June 30, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements.

3.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                        3 MONTHS ENDED SEPTEMBER 30,    9 MONTHS ENDED SEPTEMBER 30,
                                        ----------------------------    ----------------------------
                                            2000            1999            2000            1999
                                        ------------    ------------    ------------    ------------
Net Income............................  $10,900,901     $ 8,715,060     $26,536,962     $25,943,583
Net average number of common shares
  outstanding.........................   25,499,999      25,499,999      25,499,999      25,499,999
Weighted average number of common
  shares outstanding including shares
  issuable from exercise of options
  and warrants........................   27,419,525      27,218,541      27,383,590      27,177,007
Earnings per share....................  $      0.43     $      0.34     $      1.04     $      1.02
Earnings per share assuming
  dilution............................  $      0.40     $      0.32     $      0.97     $      0.95

4.  ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999 the FASB issued Statement No. 137 "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the effective date of FASB Statement No. 133". As a result Statement No. 133 is effective for all fiscal years beginning after June 15, 2000. The Company does not hold any derivatives and does not engage in any derivative hedging activities, although it may do so in the future. Management has reviewed this new statement and has concluded that it is not likely to significantly affect its current financial reporting.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.  SIGNIFICANT TRANSACTION

     On June 1, 2000 the Company, through Annuity and Life Re America, completed the acquisition of Capitol Bankers for $13,200,000. Capitol Bankers is a life insurance company domiciled in the United States, which is authorized to conduct its life insurance business in 43 states of the United States, and will focus its operations on the United States life reinsurance markets. The Company intends to contribute additional capital to Capitol Bankers during the current fiscal year of approximately $14,000,000 to bring the total capital and surplus of Capital Bankers to $25,000,000. The acquisition price was funded from available cash balances; the subsequent capital contribution will be funded from available cash balances or proceeds from the sale of fixed maturity securities held by the Company.

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

     The amounts related to the reinsured business referred to above are included on the Company's Balance Sheet in the assets as Receivable for Reinsurance Ceded and in the liabilities as Reserves for Future Policy Benefits; at September 30, 2000 the amounts were $107,766,637.

     The purchase price exceeded the fair value of the net assets acquired (the capital and surplus of Capitol Bankers) by $2,301,000 which has been allocated to the value of the 43 insurance licenses of Capitol Bankers. This amount is being amortized over 20 years.

     The proforma balance sheet of Capitol Bankers as of the date of acquisition after giving effect to the reinsurance transaction is as follows:


ASSETS
Cash & Invested assets......................................  $ 10,880,686
Receivable for reinsurance ceded............................   108,766,677
Insurance Licenses..........................................     2,301,104
                                                              ------------
Total Assets................................................  $121,948,467
                                                              ============
LIABILITIES & STOCKHOLDERS EQUITY
Reserves for future policy benefits.........................  $108,766,677
Stockholders Equity.........................................  $ 13,181,790
                                                              ------------
Total Liabilities & Stockholders Equity.....................  $121,948,467
                                                              ============

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

2.  OPERATING RESULTS

     Net Income. For the nine-month period ended September 30, 2000, we had consolidated net income of $26,537,000 or $1.04 per common share, $0.97 per common share on a fully diluted basis, compared with $25,944,000 or $1.02 per common share, $0.95 per common share on a fully diluted basis for the nine months ended September 30, 1999. For the three month period ending September 30, 2000, we had consolidated net income of $10,901,000 or $0.43 per common share, $0.40 per common share on a fully diluted basis, compared with $8,715,000 or $0.34 per common share, $0.32 per common share on a fully diluted basis for the three months ended September 30, 1999. The increase in the net income for the three and nine month periods ended September 30, 2000 as compared with the net income for the three and nine month periods ended September 30, 1999 was primarily due to the growth and development of our insurance operations offset by the net realized investment losses. With interest rates rising the investment portfolio was repositioned to improve performance and to increase future operating income.

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

     For the three month and nine month periods ended September 30, 2000, our net operating income increased 22% and 13%, respectively, over the comparable prior year periods. Net operating income for the nine month period ending September 30, 2000 was $30,220,000 or $1.19 per common share, $1.10 per common share on a fully diluted basis, compared with $26,631,000 or $1.04 per common share, $0.98 per common share on a fully diluted basis for the nine months ended September 30, 1999. Net operating income for the three month period ending September 30, 2000 was $11,603,000 or $0.46 per common share, $0.42 per common share on a fully diluted basis, compared with $9,508,000 or $0.37 per common share, $0.35 per common share on a fully diluted basis for the three months ended September 30, 1999. The increase in the net operating income for the three and nine month periods ended September 30, 2000 as compared with the three and nine month periods ended September 30, 1999 was primarily due to the growth and development of our insurance operations.

     Net Premiums. Net premium revenue for the three month and nine month periods ended September 30, 2000 was $44,588,000 and $118,502,000, respectively, an increase of 111% and 105% over the three month and nine month periods ended September 30, 1999. Substantially all premium revenue was derived from ordinary life reinsurance. The growth reflects the level of new business written and the increase in the face amount of insurance in force. At September 30, 2000 the total face amount of life insurance in force was $61.4 billion compared with $36.6 billion at September 30, 1999, an increase of 68%, and $45.4 billion at December 31, 1999. New business writings and premium levels are significantly influenced by the seasonal nature of the life reinsurance marketplace and by large transactions and therefore can fluctuate from period to period.

     Net Investment Income. Total net investment income for the three month and nine month periods ended September 30, 2000 was approximately $23,745,000 and $76,362,000 million, respectively, an increase of 22% and 31% over the three month and nine month periods ended September 30, 1999. The growth in investment income was primarily due to the income earned on Funds Withheld under modified coinsurance agreements related to our Interest Sensitive Contracts Liabilities. The income earned on the funds withheld for the three month and nine month periods ended September 30, 2000 was $18,735,000 and $61,146,000, respectively, as compared with $14,688,000 and $42,937,000 for the three and nine month periods ended September 30, 1999. The average yield rate earned on an annualized basis on the invested assets, excluding the funds withheld, for this period was approximately 6.79% as compared with 6.31% for the nine months ended September 30, 1999.

     Realized Investment losses. Realized investment losses for the three month and nine month period ended September 30, 2000 were $702,000 and $3,683,000, respectively, as compared with $793,000 and $687,000, respectively, for the three month and nine month periods ended September 30, 1999. These losses result from active management of our investment portfolio intended to improve performance and increase operating income.

     Realized gains and losses are not considered by the Company to be recurring components of earnings. We make decisions concerning the sales of invested assets based on a variety of market, business and other factors.

     During the nine month period ended September 30, 2000, unrealized gains were $7,107,000 as compared with unrealized losses of $11,380,000 incurred during the nine month period ended September 30, 1999 which were included in Other Comprehensive Income. The unrealized gains and losses are principally related to changes in the general level of interest rates during those periods.

     Claims and Policy Benefits. Life insurance claims and policy benefits for the three month and nine month periods ended September 30, 2000 were $31,028,000, 79% of net premium, and $85,903,000, 82% of net premium, respectively, as compared with $17,232,000, 82% of net premium and $48,505,000, 84% of net premium for the three month and nine month periods ended September 30, 1999. Although we expect mortality to be fairly constant over long periods of time, it will fluctuate from period to period. Reserves for future policy benefits are in part determined by claims reported from ceding companies, our aggregate experience and overall mortality trends.

     Interest Credited to Interest Sensitive Contracts Liabilities. Interest credited to interest sensitive contract liabilities, which are liabilities we assume under certain reinsurance agreements we enter into, for the three month and nine month periods ended September 30, 2000 was $4,734,000 and $20,637,000, respectively, as compared with $4,763,000 and $12,588,000 for the three month and nine month periods ended September 30, 1999.

     The increase reflects the level of our interest sensitive contracts liabilities and is directly related to income earned on the related funds withheld at interest. The income earned on the funds withheld at interest for the three month and nine month periods ended September 30, 2000 was $18,735,000 and $61,146,000, respectively, as compared with $14,688,000 and $42,937,000, respectively, for the three month and nine month periods ended September 30, 1999.

     Policy Acquisition and Other Insurance Expenses. Policy acquisition and other insurance expenses, consisting primarily of allowances and amortization of deferred policy acquisition costs, for the three month and nine month periods ended September 30, 2000 were $15,316,000 and $43,712,000, respectively, as compared with $9,052,000 and $25,449,000, respectively, for the three month and nine month periods ended September 30, 1999. Generally, policy acquisition costs and other insurance expenses fluctuate with business volume and changes in product mix. The increase in these costs reflects the growth and development of our reinsurance business.

     Other Operating Expenses. Operating expenses for the three month and nine month periods ended September 30, 2000 were $2,329,000, or 3.4% of total revenue and $6,485,000, or 3.3% of total revenue, respectively, as compared with $1,326,000, or 3.0% of total revenue and $4,552,000, or 4.0% of total revenue, for the three month and nine month periods ended September 30, 1999. We consider the operating expense level to be low by industry standards and is in line with the Company's plan to be a low cost provider. The reduction in the expense ratio is primarily due to growth and development of our reinsurance operations.

3.  FINANCIAL CONDITION

  Investments

     Cash & Fixed Maturity Investments

     Invested assets including Cash, cash equivalents and Fixed Maturity Investments amounted to $295,760,000 at September 30, 2000 as compared with $304,060,000 at December 31, 1999. At September 30, 2000 and December 31,1999
net unrealized losses on Fixed Maturity Investments were $4,162,000 and $11,269,000 respectively, and generally reflect the changes in interest rates during the periods.

     The Company's investment policy is designed to achieve above average risk adjusted returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity and match the cash flows of the portfolio to the required cash flows for the related liabilities.

     Funds Withheld at Interest -- Interest Sensitive Contracts Liabilities

     Invested assets included on the Company's Balance Sheet as Funds Withheld at Interest with a carrying value of approximately $1,453,375,000 at September 30, 2000 and $1,532,653,000 at December 31, 1999, related to annuity reinsurance agreements with the Company, are held by and managed by the ceding companies in segmented portfolios. The liability for the annuity reinsurance is included on the Company's Balance Sheet as Interest Sensitive Contracts Liabilities. During the nine month period ended September 30, 2000 these liabilities decreased approximately 8% reflecting a lower level of annuity deposits received by the Company and benefit payments made by the Company under the reinsurance agreements.

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

     For the nine month period ended September 30, 2000 the Company used $4,684,000 from its operating activities as compared with the use of $27,372,000 in its operating activities for the nine months ended September 30, 1999. This change is primarily related to the development of our reinsurance operations, our underwriting results and the initial costs associated with writing new life reinsurance and annuity reinsurance business.

     The Company's capital structure currently consists entirely of equity. At September 30, 2000 total capitalization of the Company after deducting loans to management of $1,347,000 and including retained earnings and accumulated other comprehensive loss amounted to $422,579,000 as compared with $392,055,000 at December 31, 1999. We continuously review our capital adequacy and we believe this level of capital is sufficient to support the Company's insurance writings and growth for the near future.

     At September 30, 2000 the Company had no outstanding debt. The Company may incur indebtedness in the future for various purposes including without limitation acquisitions of or investments in companies whose businesses compliment the Company's business.

     At September 30, 2000 and December 31, 1999 letters of credit totaling $124.0 million and $121.5 million, respectively, issued in the ordinary course of the Company's business have been issued by the Company's bankers in favor of certain ceding insurance companies to provide security and to meet regulatory requirements. These letters of credit are fully collateralized by our investments.

     On February 9, 2000, April 27, 2000 and July 27, 2000 the Board of Directors declared quarterly stockholder dividends of $.04 per share payable to shareholders of record on March 9, 2000, May 18, 2000 and August 24, 2000, respectively. The Board intends to continue to declare and payout of earnings a quarterly dividend. The continued payment of dividends is dependent on the ability of our operating subsidiaries to achieve satisfactory underwriting and investment results and other factors determined to be relevant by the Company's Board of Directors.

     The Company currently has no material commitments.

4.  ACQUISITION

     On June 1, 2000 the Company, through Annuity and Life Re America, completed the acquisition of Capitol Bankers for $13,200,000. Capitol Bankers is a life insurance company domiciled in the United States, which is authorized to conduct its life insurance business in 43 states of the United States, and will focus its operations on the United States life reinsurance markets. The Company intends to contribute additional capital to Capitol Bankers during the current fiscal year of approximately $14,000,000 to bring the total capital and surplus of Capital Bankers to $25,000,000. The acquisition price was funded from available cash balances; the subsequent capital contribution will be funded from available cash balances or proceeds from the sale of fixed maturity securities held by the Company.

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

     The amounts related to the reinsured business referred to above are included on the Company's Balance Sheet in the assets as Receivable for Reinsurance Ceded and in the liabilities as Reserves for Future Policy Benefits; at September 30, 2000 the amounts were $107,766,637.

     The purchase price exceeded the fair value of the net assets acquired (the capital and surplus of Capitol Bankers) by $2,301,000 which has been allocated to the value of the 43 insurance licenses of Capitol Bankers. This amount is being amortized over 20 years.

     The proforma balance sheet of Capitol Bankers as of the date of acquisition after giving effect to the reinsurance transaction is as follows:

ASSETS
Cash & Invested assets......................................  $ 10,880,686
Receivable for reinsurance ceded............................   108,766,677
Insurance Licenses..........................................     2,301,104
                                                              ------------
Total Assets................................................  $121,948,467
                                                              ============
LIABILITIES & STOCKHOLDERS EQUITY
Reserves for future policy benefits.........................  $108,766,677
Stockholders Equity.........................................  $ 13,181,790
                                                              ------------
Total Liabilities & Stockholders Equity.....................  $121,948,467
                                                              ============

5.  YEAR 2000

     We experienced no disruptions to our business as a result of the conversion to the Year 2000. We incurred no material Year 2000 expenses during the nine months ended September 30, 2000 or during the year ended

December 31, 1999 and all expenses incurred were funded from operations. We do not expect to incur additional Year 2000 expenses during 2000. If any are incurred, such expenses will be funded from operations.

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

                           PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits -- The following exhibits are filed as part of this report on Form 10-Q:

              11 Computation of Earnings per share

              27 Financial Data Schedule

          (b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the period ended September 30, 2000.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Annuity and Life Re (Holdings), Ltd.

Date: November 10, 2000                   /s/      LAWRENCE S. DOYLE
                                          --------------------------------------
                                          Name: Lawrence S. Doyle
                                          Title: President and Chief Executive
                                                 Officer
                                             (Principal Executive Officer)

Date: November 10, 2000                   /s/      WILLIAM W. ATKIN
                                          --------------------------------------
                                          Name: William W. Atkin
                                          Title: Chief Financial Officer and
                                                 Treasurer
                                             (Principal Accounting and Financial
                                                 Officer)