Form 10-K405
period 2000-12-31
ANNUITY & LIFE RE HOLDINGS LTD
filed 2001-03-15
CIK 1051628

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13

                                       OR

                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 9, 2001, the aggregate market value of Common Shares, $1.00 par value, held by non-affiliates was $800,062,469.

     As of March 9, 2001, 25,499,999 Common Shares, $1.00 par value, were outstanding.

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

     Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for its 2001 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of the close of the registrant's fiscal year ended December 31, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    8
Item 6.   Selected Financial Data.....................................    8
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    9
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   17
Item 8.   Financial Statements and Supplementary Data.................   19
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   42

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   42
Item 11.  Executive Compensation......................................   42
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   42
Item 13.  Certain Relationships and Related Transactions..............   42

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   42

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

     Annuity and Life Re (Holdings), Ltd. ("the Company") was incorporated on December 2, 1997 under the laws of Bermuda. We provide annuity and life reinsurance to select insurers and reinsurers through our wholly-owned subsidiaries: Annuity and Life Reassurance, Ltd., which is licensed under the insurance laws of Bermuda as a long term insurer; and Annuity and Life Re America, Inc., an insurance holding company based in the United States which was incorporated on May 28, 1999, and its subsidiary, Annuity and Life Reassurance America, Inc., formerly Capitol Bankers Life Insurance Company, ("Annuity and Life Reassurance America") a life insurance company authorized to conduct business in 43 states of the United States. We acquired Annuity and Life Reassurance America on June 1, 2000.

BUSINESS WRITTEN

  General

     The business of reinsurance generally consists of reinsurers, such as Annuity and Life Re, entering into contractual arrangements (known as treaties) with primary insurers (known as ceding companies) whereby the reinsurer agrees to indemnify the ceding company for all or a portion of the risks associated with the underlying insurance policy in exchange for a reinsurance premium payable to the reinsurer. Reinsurers also may enter into retrocessional reinsurance arrangements with other reinsurers, which operate in a manner similar to the underlying reinsurance arrangement described above. Under retrocessional reinsurance arrangements, the reinsurer shifts a portion of the risk associated with the underlying insurance policy to the retrocessionaires.

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

     The Company's major product lines are traditional life reinsurance and annuity reinsurance, which cover the following categories of risks: (i) mortality, (ii) investment, (iii) lapsation, (iv) interest rate and (v) expense. We write reinsurance predominantly on a direct basis with primary life insurance companies.

     The following table sets forth selected information for the indicated period concerning our insurance operations:

  Distribution of Policy Revenues and Insurance in Force

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                   2000              1999
                                                              --------------    --------------
Policy Revenues
  Life Reinsurance:
     First Year.............................................  $   55,047,163    $   72,268,437
     Renewal................................................      96,151,918        28,566,570
  Annuity Reinsurance.......................................      17,204,941                --
                                                              --------------    --------------
       Total................................................  $  168,404,022    $  100,835,007
                                                              ==============    ==============
Insurance In-force at end of year (in thousands)............  $   77,019,000    $   45,407,000
                                                              ==============    ==============
Annuity Reinsurance
  Annuity Deposits..........................................  $1,595,128,506    $1,603,382,955
                                                              ==============    ==============

     Our life reinsurance business is the reinsurance of ordinary life insurance, primarily for mortality risks. Ordinary life reinsurance generally is the reinsurance of individual term life insurance policies, whole life insurance policies, universal life insurance policies, and joint and survivor insurance policies. Our ordinary life line of business reinsures all of these products.

     Our annuity reinsurance business is the reinsurance of general account fixed deferred annuities and general account payout annuity structures. In the future, we may also reinsure "variable" annuities and certain structured settlement contracts.

  Underwriting

     We have developed underwriting guidelines with the objective of controlling the risks of the reinsurance policies written as well as to determine appropriate pricing levels. Any deviation from the approved guidelines requires the approval of our Board of Directors. Subject to the approval of our Board, the guidelines may be amended from time to time in response to changing industry conditions, market developments, changes in technology and other factors.

     In implementing the underwriting guidelines, we utilize an experienced underwriting team to select opportunities with acceptable risk/return profiles. We determine whether to assume any particular reinsurance business by considering many factors, including the type of risks to be covered, actuarial evaluations, historical performance data for the cedent and the industry as a whole, the cedent's retention, the product to be reinsured, pricing assumptions, underwriting standards, reputation and financial strength of the cedent, the likelihood of establishing a long term relationship with the cedent and the market share of the cedent. Pricing of our reinsurance products is based on our sophisticated actuarial and investment models which incorporate a number of factors including assumptions for mortality, expenses, demographics, persistency and investment returns as well as certain macroeconomic factors, such as inflation, and certain regulatory factors, such as taxation and surplus requirements.

     The majority of our policy revenues with respect to ordinary life and annuity reinsurance are written on an automatic treaty quota share basis with a focus on large blocks of business where the underlying policies meet the Company's underwriting criteria. To a lesser extent, we may enter into facultative reinsurance arrangements with primary insurers with which we have automatic treaty reinsurance business. We generally require ceding companies to retain at least 10% of every life insurance risk reinsured, and we will limit our own net liability on any single-life risk to $2.0 million.

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

POLICY BENEFIT LIABILITIES

     Policy benefit liabilities comprise the majority of our financial obligations. Policy benefit liabilities for other than annuities and interest sensitive life insurance products reflected in our consolidated financial statements included elsewhere in this report are based upon our estimates of mortality, persistency and investment income, with allowances for adverse deviation. The liabilities for policy benefits established by us with respect to individual risks or classes of business may be greater or less than those established by ceding companies due to the use of different mortality and other assumptions. Policy benefit liabilities for annuities and interest sensitive life insurance products are reported at the accumulated fund balance of these contracts. Policy benefit liabilities include both mortality and morbidity claims in the process of settlement and claims that have been incurred but not yet reported. Actual experience in a particular period may be worse than assumed experience and, consequently, may adversely affect our operating results for the period. See Note 2(e) of "Notes to Consolidated Financial Statements" for certain additional information regarding reserve assumptions under accounting principles generally accepted in the United States of America ("U.S. GAAP").

INVESTMENTS

  Invested Assets

     All investments we make are governed by the investment guidelines established and approved by our Board of Directors.

     Our investment policy is designed to achieve above average risk-adjusted total returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity, and match the cash flows of the portfolio to the required cash flows of the related insurance liabilities. The investment guidelines require our overall fixed income investment portfolio to maintain a minimum weighted average rating of "A." A fixed income security rated "A" by Standard & Poor's is somewhat susceptible to the adverse effects of changes in circumstances and economic conditions, however, the issuer's capacity to meet its financial commitment on the security is still considered to be strong. We will not invest in any fixed income securities in emerging markets or which are not rated by a major rating agency. The investment guidelines allow us to invest in fixed income securities that are rated below investment grade. These investments are limited to 25% of the amount by which the invested assets exceed the related insurance liabilities. At December 31, 2000 below investment grade securities were less than 2% of this amount.

     Our investment securities are managed by two professional investment advisors, Alliance Capital Management Corporation ("ACM") and Prudential Investment Corporation ("PRU"), each of which manages a segment of the portfolio. We directly manage certain short-term investments of approximately $5 million on average during the year. The agreement with PRU may be terminated by either party upon thirty days notice; the agreement with ACM may be terminated by either party upon forty-five days notice. The performance of ACM and PRU and the fees associated with the arrangements are periodically reviewed by our Boards of Directors.

     At December 31, 2000, our invested assets, including cash and cash equivalents, had an aggregate fair value of $321,819,396, and all of the securities held were fixed maturities with a weighted average investment quality rating of "AA". At December 31, 2000, the weighted average duration of invested assets was 3.2. If the duration of invested assets was to differ materially from the duration of liabilities and if significant rapid increases in market interest rates were to occur, we could be required to sell invested assets at a loss. Conversely, if significant rapid decreases in market interest rates were to occur, we could earn less income than is credited on our contracts. The consequences could have a material adverse effect on our capital resources and financial condition.

  Funds Withheld at Interest

     Assets related to annuity reinsurance agreements are held and managed by the ceding companies in segmented portfolios. Under the terms of the reinsurance agreements, the investment income that accrues to us is dependent upon the performance of the underlying portfolios. The underlying segmented portfolios are managed by investment managers appointed by the ceding company. These assets are included on our Balance Sheet as Funds Withheld at Interest. At December 31, 2000, the carrying value was $1,530,109,853.

COMPETITION

     The reinsurance industry is highly competitive, and we compete with the major reinsurers. Our target market is North America. There are approximately 25 reinsurers of annuity or life insurance products located in the United States. There are also numerous foreign reinsurers who compete for reinsurance business in the United States and abroad. These competitors primarily reinsure life insurance and health insurance risks and, to a lesser degree, annuity risks. Most, if not all, of these competitors are expected to compete for annuity and life reinsurance business in the future. Most of these competitors are well established, have significant operating histories and strong claims paying ability ratings, and have developed long-standing client relationships through existing treaties with cedents.

     Reinsurers compete on the basis of many factors, including premium charges, their reputation and perceived financial strength, other terms and conditions of the products offered, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the particular line of reinsurance to be written. We believe that our primary competitors include Lincoln National Corporation, Transamerica Occidental Life Insurance Company, Reinsurance Group of America, Inc., ING Reinsurance, Employers Reassurance Corporation and Swiss Reinsurance. However, within the reinsurance industry, our competitors can change from year to year.

RATINGS

     A.M. Best, an independent insurance company rating organization, has rated Annuity & Life Reassurance "A-" (Excellent). A.M. Best assigns an "A-" (Excellent) rating to companies that have on balance, in its opinion, excellent financial strength, operating performance and market profile as well as strong abilities to meet their ongoing obligations to policyholders.

     Additionally, Annuity & Life Reassurance has received an "A" (high) rating from Duff & Phelps and an "A-" (good financial security) rating from Standard & Poor's.

EMPLOYEES

     As of December 31, 2000, we have thirteen employees located in Bermuda and seven employees located in the United States.

REGULATION

  Bermuda

     Annuity & Life Reassurance is licensed as a long-term insurer under the Bermuda Insurance Act of 1978, as amended, and Related Regulations (collectively, the "Insurance Act"). The Insurance Act, which regulates the insurance business of Annuity & Life Reassurance, provides that no person shall carry on an insurance business in Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Minister of Finance. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Minister may impose at any time.

     The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister powers to supervise, investigate and intervene in the affairs of insurance companies. Some of the significant aspects of the Bermuda insurance regulatory framework are set forth below.

     Classification of Insurers. The Insurance Act distinguishes between insurers carrying on long term business and insurers carrying on general business. Because Annuity & Life Reassurance has been incorporated to provide reinsurance of annuity and life insurance related risks, it has been registered as a long term insurer in Bermuda and is regulated as such under the Insurance Act.

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

     Approved Actuary. Annuity & Life Reassurance, as a registered long term insurer, is required to submit an annual actuary's certificate when filing its Statutory Financial Return. The actuary's certificate must state whether or not, in the opinion of the insurer's approved actuary, the aggregate amount of the liabilities of the insurer in relation to long term business as at the end of the relevant year exceeded the aggregate amount of those liabilities as shown in the insurer's statutory balance sheet. The approved actuary, who will normally be a qualified life actuary, must be approved by the Minister. Annuity & Life Reassurance's approved actuary is Robert P. Mills.

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

     Minimum Solvency Margin. The Insurance Act provides that the value of the long-term business assets of an insurer carrying on long term business must exceed the amount of its long-term business liabilities by at least $250,000. Annuity & Life Reassurance met the minimum statutory capital and surplus requirement as of December 31, 2000.

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

     Under the Insurance Act, an insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of Annuity & Life Reassurance is at the Company's offices in Hamilton, Bermuda, and Lawrence
S. Doyle, the Company's President and Chief Executive Officer, is the principal representative of Annuity & Life Reassurance. Without a reason acceptable to the Minister, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days notice in writing to the Minister is given of the intention to do so. It is the duty of the principal representative, within 30 days of reaching the view that there is a likelihood of the insurer, for which the principal representative acts, of becoming insolvent or that a reportable "event" has, to the principal representative's knowledge, occurred or is believed to have occurred, to make a report in writing to the Minister setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Minister relating to a solvency margin or liquidity or other ratio.

     Certain Bermuda Law Considerations. We have been designated as non-resident for exchange control purposes by the Bermuda Monetary Authority whose permission for the issue and transfer of the Common Shares has been obtained. This designation allows us to engage in transactions, or to pay dividends to non-residents of Bermuda who are holders of our common shares, in currencies other than the Bermuda Dollar.

     The transfer of our common shares between persons regarded as non-resident in Bermuda for exchange control purposes and our issuance of common shares to such persons may be effected without specific consent under the Exchange Control Act 1972 and regulations thereunder. Issues and transfers of the common shares to any person regarded as resident in Bermuda for exchange control purposes requires specific prior approval under the Exchange Control Act 1972. The common shares of Annuity and Life Reassurance cannot be transferred without the consent of the Bermuda Monetary Authority.

     As "exempted companies," we are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but as exempted companies we may not participate in certain business transactions, including (i) the acquisition or holding of land in Bermuda (except that required for our business and held by way of lease or tenancy for terms of not more than 21 years) without the express authorization of the Bermuda legislature, (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Minister, (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities, or (iv) the carrying on of business of any kind in Bermuda, including insuring domestic risks, except in furtherance of their business risks undertaken by any company incorporated in Bermuda and permitted to engage in the insurance and reinsurance business, or under a license granted by the Minister.

  United States

     General. Our Bermuda operating subsidiary, Annuity and Life Reassurance, is not licensed or admitted as an insurer in any state of the United States and is not directly subject to regulation in any state of the United States. The insurance laws of each state in the United States regulate the sale of insurance and reinsurance within their jurisdiction by reinsurers, such as Annuity and Life Reassurance, which are not admitted to do business within such jurisdiction. Annuity and Life Reassurance conducts its business through its Bermuda office either directly or through intermediaries, such as brokers and consultants. Annuity and Life Reassurance does not maintain an office, and its personnel do not solicit, advertise, settle claims or conduct other activities which may constitute the transaction of the business of insurance, in any jurisdiction in which it is not licensed or otherwise authorized to engage in such activities.

     Our United States operating subsidiary, Annuity and Life Reassurance America is licensed and authorized to conduct life insurance business in 43 states of the United States. The insurance laws and regulations, as well as the supervisory authority that may be exercised by the various insurance departments, vary by jurisdiction, but generally grant broad powers to supervisory agencies or regulators to examine and supervise insurance companies and insurance holding companies with respect to every significant aspect of the conduct of the insurance business. These laws and regulations generally require insurance companies to meet certain solvency standards and asset tests, to maintain minimum standards of business conduct, and to file certain reports with regulatory authorities, including information concerning their capital structure, ownership, and financial condition, and subject insurers to potential assessments for amounts paid by guarantee funds. The insurance laws of Connecticut have the most significant impact on Annuity and Life Reassurance America because that is the jurisdiction in which it is domiciled.

     Annuity and Life Re America, Inc. is domiciled in Delaware and regulated as a Delaware corporation. The Delaware insurance holding company system laws and regulations generally do not apply to Annuity and Life Re America, Inc. because it is not an insurer and because Annuity and Life Reassurance America is not required to register with the Delaware Insurance Commissioner under applicable provisions of such laws and regulations. Nevertheless, the books and records of Annuity and Life Re America, Inc. may be subject to inspection by the Connecticut insurance regulators because Annuity and Life Re America, Inc. is an affiliate of Annuity and Life Reassurance America, which is subject to Connecticut's holding company laws.

     The Connecticut insurance laws (applicable to Annuity and Life Reassurance America) require that transactions between or among Annuity and Life Reassurance America and any of its affiliates, including the payment of ordinary dividends to shareholders, shall be subject to the following requirements: (1) the terms shall be fair and reasonable; (2) charges or fees for services performed shall be reasonable; (3) expenses incurred and payment received shall be allocated to Annuity and Life Reassurance America in conformity with customary insurance accounting practices consistently applied; (4) the books, accounts and records of each party shall be so maintained as to clearly and accurately disclose the precise nature and details of the transactions; and (5) Annuity and Life Reassurance America's surplus shall be reasonable in relation to its outstanding liabilities and adequate to its financial needs. In addition, notice to the Connecticut Insurance Commissioner, and sometimes the Commissioner's approval, is required prior to Annuity and Life Reassurance America entering into certain transactions with its affiliates.

     Current Connecticut law permits the payment of ordinary shareholder dividends or distributions, the fair market value of which, together with that of other dividends or distributions made during the preceding twelve months, does not exceed the greater of (i) 10% of Annuity and Life Reassurance America's statutory surplus as regards policyholders as of the immediately preceding December 31, or (ii) statutory net gain from operations for the immediately preceding calendar year, excluding pro rata distributions of any class of Annuity and Life Reassurance America's own securities. Any proposed dividend in excess of this amount is considered an "extraordinary dividend" and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Connecticut Insurance Commissioner. In addition, except as otherwise provided by law, no dividend or other distribution exceeding an amount equal to Annuity and Life Reassurance America's "earned surplus" may be paid without the prior approval of the Connecticut Insurance Commissioner.

     If the Connecticut Insurance Commissioner determines that Annuity and Life Reassurance America paid or is about to pay a dividend, or committed or is about to commit another act, in violation of the Connecticut insurance laws referenced above, the Commissioner may, among other things, apply for an order enjoining Annuity and Life Reassurance America from violating or continuing such violation of the insurance laws.

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

ITEM 2.  PROPERTIES.

     We conduct our operations from leased office space located at Cumberland House, 1 Victoria Street, Hamilton, and HM 11, Bermuda. Annuity and Life Re America conducts its operations from leased space located at 280 Trumbull Street, Hartford, Connecticut, USA. We believe our space is adequate to meet our current and expected needs.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not currently involved in any litigation or arbitration. We anticipate that we may be subject to litigation and arbitration in the ordinary course of business at some future date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 2000, no matters were submitted to our security holders for a vote.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Our common shares have been listed for trading on the Nasdaq National Market since April 17, 1998, the date of our initial public offering, under the symbol "ALRE". Based upon information reported in the NASDAQ ONLINE reporting system, the high, low and closing sales prices per common share for each quarterly period from January 1, 1999 to December 31, 2000 were as follows:

                                              2000                       1999
                                    ------------------------   ------------------------
PERIOD                               HIGH     LOW     CLOSE     HIGH     LOW     CLOSE
------                              ------   ------   ------   ------   ------   ------
January 1 - March 31..............  27.531   21.000   26.000   27.000   19.750   22.875
April 1 - June 30.................  27.000   16.750   24.500   26.375   19.094    2.438
July 1 - September 30.............  26.500   22.313   24.125   24.875   20.875   24.875
October 1 - December 31...........  31.938   23.375   31.938   28.500   20.375   26.125

     As of March 9, 2001, there were approximately 3,000 holders of the outstanding common shares, including participants in securities position listings.

DIVIDENDS

     Dividends of $0.16 per common share were declared in 2000 and 1999. On February 14, 2001, our Board of Directors declared a dividend of $0.05 per share to be paid in March 2001.

     The declaration and payment of future dividends to holders of our common shares will be at the discretion of our Board of Directors and will depend upon the company's earnings and financial condition, capital requirements of its subsidiaries, regulatory considerations and other factors the Board of Directors deems relevant. (See "Liquidity" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 of "Notes to Consolidated Financial Statements" included elsewhere in this report.). Our general policy is to retain most of our earnings to finance the growth and development of our business.

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

                                                   2000              1999              1998
                                              --------------    --------------    --------------
INCOME STATEMENT DATA FOR THE YEAR ENDED
  DECEMBER 31, 2000, 1999 AND 1998:
Revenues:
  Net premiums..............................  $  168,404,022    $  100,835,007    $   27,943,890
  Investment income, net of related
     expenses...............................      36,648,327        85,089,811        24,130,550
  Net realized investment gains (losses)....      (4,817,121)       (1,284,769)        2,673,281
  Other.....................................       6,915,870         3,215,429           311,243
                                              --------------    --------------    --------------
  Total revenues............................  $  307,151,098    $  187,855,478    $   55,058,964
                                              --------------    --------------    --------------
Benefits and expenses
  Claims and other policy benefits..........  $  132,810,192    $   79,953,160    $   23,297,115
  Interest credited to interest sensitive
     contract liabilities...................      63,041,991        22,312,684         1,989,000
  Policy acquisition costs and other
     insurance expenses.....................      60,900,376        42,200,688         6,541,872
  Operating expenses........................      10,411,344         7,685,802         4,150,321
  Organizational expenses...................              --                --            69,039
                                              --------------    --------------    --------------
  Total benefits and expenses...............  $  267,163,903    $  152,152,334    $   36,047,347
                                              --------------    --------------    --------------
Net Income..................................  $   39,987,195    $   35,703,144    $   19,011,617
                                              ==============    ==============    ==============
Basic Earnings per common share.............  $         1.57    $         1.40    $         0.81
Diluted Earnings per common share...........  $         1.46    $         1.31    $         0.76
Dividends per common share..................  $         0.16    $         0.16    $         0.04
Weighted average shares outstanding.........      25,499,999        25,499,999        24,020,999
BALANCE SHEET DATA:
Invested Assets.............................  $  321,819,396    $  304,060,124    $  342,614,194
Funds Withheld..............................  $1,530,109,853    $1,532,652,990    $1,200,101,268
Total Assets................................  $2,224,686,891    $2,056,085,988    $1,706,510,180
Stockholders' equity........................  $  441,215,776    $  392,054,894    $  375,340,246
OTHER FINANCIAL DATA:
Book value per common share(1)..............  $        17.22    $        15.82    $        14.57
Life insurance in force (in thousands)......  $   77,019,000    $   45,407,000    $   22,538,000

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

     With the exception of historical information, the matters contained in the following analysis are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such statements may include, but are not limited to, projections of earnings, revenues, income or loss, capital expenditures, plans for future operations and financing needs or plans, as well as assumptions relating to the foregoing. The words "expect", "project", "estimate", "predict", "anticipate", "believes", and similar expressions are also intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. We assume no obligation to update any forward-looking statement to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

     The factors that could affect forward-looking statements include, but are not limited to: uncertainties relating to general economic and business conditions that may impact the reinsurance marketplace, including, among other things, changes in interest rate levels and the liquidity of certain securities; changes in laws and government regulations applicable to the company; the ability of the company to successfully implement its operating strategies; material changes in the level of the company's operating expenses; material changes in mortality and morbidity experience; and material changes in persistency. In addition, as part of our business strategy we evaluate from time to time opportunities to acquire, make investments in, or enter into joint ventures or other strategic alliances with companies whose businesses compliment our business, some of which could be material. If an acquisition is consummated, we may need to incur indebtedness in connection with such acquisition. In addition, we could have difficulty assimilating the personnel and operations of the acquired company, which would prevent us from realizing, expected synergies and could disrupt our ongoing business and distract management and resources. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

     At December 31, 2000 and 1999, our life insurance in force amounted to approximately $77.0 billion and $45.4 billion, respectively. We retrocede portions of certain risks in excess of a predetermined retention amount for which we have accepted liability. At December 31, 2000 and 1999, we ceded approximately $192.6 million and $34.9 million of life insurance coverage, respectively, or 0.25% and 0.08 % of our life insurance in force, respectively.

     Our primary annuity products are reinsurance of general account fixed deferred annuity and general account payout annuity structures. The profitability of the annuity reinsurance product line is primarily dependent on earning a targeted spread between the interest rate earned on the supporting asset base, the interest rate credited to or priced in to the liabilities and persistency of the underlying business. This product line can be interest rate sensitive, as fluctuations in the general level of interest rates from period to period may cause fluctuations in the results of operations. At December 31, 2000 and 1999, our liability for annuity contracts amounted to $1.6 billion.

OPERATING RESULTS

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Net Income. For the year ended December 31, 2000, we had consolidated net income of $39,987,000, which is $1.57 per common share, or $1.46 per common share on a fully diluted basis, compared with $1.40 per common share, $1.31 per common share on a fully diluted basis for the year ended December 31, 1999.

     Net Operating Income. In addition to net income, we report net operating income. This is not a substitute for net income computed in accordance with accounting principles generally accepted in the United States of America (U.S.
GAAP), but is an important measure used by management, equity analysts and investors to measure our results. We define net operating income as net income excluding realized gains and losses from the sale of investments. Our definition of net operating income may differ from that used by other public life and annuity companies.

     For the year ended December 31, 2000 net operating income increased 21% over the prior year. Net operating income for the year ending December 31, 2000 was $44,804,000 or $1.76 per common share, $1.63 per common share on a fully diluted basis, compared with $36,988,000 or $1.45 per common share, $1.36 per common share on a fully diluted basis for the year ended December 31, 1999. The increase in net operating income was due to the growth and development of our reinsurance operations and favorable underwriting and investment results.

     Net Premiums. Net premium revenue for the year ended December 31, 2000 was $168,404,000, an increase of 67% over the year ended December 31, 1999. The majority of premium revenue was derived from traditional ordinary life reinsurance developed directly and through the use of intermediaries. The growth reflects the level of new business written and the increase in the face amount of insurance in force. At December 31, 2000 the total face amount of life insurance in force was approximately $77.0 billion compared with approximately $45.4 billion at December 31, 1999, an increase of 70%. New business writings and premium revenue levels are significantly influenced by the seasonal nature of the life reinsurance marketplace and by large transactions and therefore can fluctuate from period to period.

     Net Investment Income. Total net investment income for the year ended December 31, 2000 was $136,648,000, an increase of 61% over the year ended December 31,1999. The growth in the investment income was primarily due to the income earned on Funds Withheld under modified coinsurance agreements related to our Interest Sensitive Contracts Liabilities. The income earned on the Funds Withheld was approximately $116,522,000 for the year ended December 31, 2000 compared with $64,606,000 for the year ended December 31, 1999. The average yield rate earned on an annualized basis on the invested assets, excluding Funds Withheld, was approximately 6.85% for the year ended December 31, 2000 compared with 6.29% for the year ending December 31, 1999.

     Realized Investment Gains (Losses). Realized investment losses were approximately $4,817,000 for the year ended December 31, 2000 compared with realized losses of $1,285,000 for the year ended December 31, 1999. These gains and losses result from normal active management of our investment portfolio intended to improve performance and increase operating income.

     We do not consider realized gains and losses to be recurring components of earnings. We make decisions concerning the sales of invested assets based on a variety of market, business and other factors.

     During the year ended December 31, 2000 we had unrealized gains of approximately $13,334,000, as compared with unrealized losses of $14,992,000 during the year ended December 31,1999 which were included in Other Comprehensive Income (Loss). The change in unrealized gains and losses is principally related to movements in the general level of interest rates.

     Claims and Policy Benefits. Life Insurance Claims and Policy Benefits for the year ended December 31, 2000 were $115,953,000 or 77% of net premium as compared with $79,953,000 or 79% of net premium for the year ended December 31, 1999. Aggregate mortality experience has been favorable, falling within pricing parameters. Although we expect mortality to be fairly constant over long periods of time, it will fluctuate from period to period. Reserves for future policy benefits are in part determined by claims reported from ceding companies, our aggregate experience and overall mortality trends.

     Interest Credited to Interest Sensitive Contract Liabilities. Interest credited to interest sensitive contract liabilities was approximately $63,042,000 for the year ended December 31, 2000, as compared with approximately $22,312,000 for the year ended December 31, 1999. This increase reflects the level of our Interest Sensitive Contracts Liabilities and is directly related to income earned on the related Funds Withheld at Interest. The income earned on Funds Withheld was approximately $116,522,000 for the year ended December 31, 2000, as compared with $64,606,000 for the year ended December 31, 1999.

     Policy Acquisition Costs and Other Insurance Expenses. Policy Acquisition Costs and Other Insurance Expenses, consisting primarily of allowances and amortization of deferred policy acquisition costs, were approximately $60,900,000 for the year ended December 31, 2000, as compared with $42,201,000 for the year ended December 31, 1999. Generally, policy acquisition costs and other insurance expenses fluctuate with business volume and changes in product mix. The increase in these costs reflects the growth and development of our reinsurance business.

     Other Operating Expenses. Operating expenses were approximately $10,411,000 or 3.4% of total revenue for the year ended December 31, 2000, as compared with $7,686,000 or 4.1% of total revenue for the year ended December 31, 1999. The decrease in the ratio of operating expenses to total revenue is due to the growth and development of our reinsurance operations and our revenue base. We consider the operating expense level to be low by industry standards and is in line with our plan to be a low cost provider.

  Year Ended December 31, 1999 Compared to the Eight and One Half Month Period Ended December 31, 1998

     Net Income. For the year ended December 31, 1999, we had consolidated net income of approximately $35,703,000, which is $1.40 per common share, or $1.31 per common share on a fully diluted basis, compared with $0.81 per common share, $0.76 per common share on a fully diluted basis for the initial operating period of approximately eight and one-half months ended December 31, 1998. We began our insurance operations on April 17,1998 following the completion of our initial public offering and direct sales of our common shares. Earnings per share for the year ended December 31, 1998 has been calculated using earnings and the number of shares outstanding since the beginning of the second fiscal quarter. A loss of approximately $449,000 was incurred during the three month period ended March 31, 1998 relating to expenses and costs incurred in the formation and organization of the company.

     Net Operating Income. In addition to net income, we report net operating income. This is not a substitute for net income computed in accordance with accounting principles generally accepted in the United States of America (U.S.
GAAP), but is an important measure used by management, equity analysts and investors to measure our results. We define net operating income as net income excluding realized gains and losses from the sale of investments. Our definition of net operating income may differ from that used by other public life and annuity companies.

     For the year ended December 31, 1999 net operating income increased 120% over the prior year. Net operating income for the year ending December 31, 1999 was approximately $36,988,000 or $1.45 per common share, $1.36 per common share on a fully diluted basis, compared with $16,338,000 or $0.70 per common share, $0.66 per common share on a fully diluted basis for the initial operating period of approximately eight and one-half months ended December 31, 1998. The increase in net operating income is due to the growth and development of our insurance operations and favorable underwriting and investment results.

     Net Premiums. Net premium revenue for the year ended December 31, 1999 was approximately $100,835,000, an increase of 261% over the initial operating period of approximately eight and one-half months ended December 31, 1998. All premium revenue was derived from traditional ordinary life reinsurance developed directly by the company and through the use of intermediaries. The growth reflects the level of new business written and the increase in the face amount of insurance in force. At December 31, 1999 the total face amount of life insurance in force was approximately $45.4 billion compared with approximately $22.5 billion at December 31, 1998. New business writings and premium revenue levels are significantly influenced by the seasonal nature of the life reinsurance marketplace and by large transactions and therefore can fluctuate from period to period.

     Net Investment Income. Total net investment income for the year ended December 31, 1999 was approximately $85,090,000, an increase of 253% over the initial operating period of eight and one half months ended December 31,1998. The growth in the investment income is primarily due to the income earned on Funds Withheld under modified coinsurance agreements related to our Interest Sensitive Contracts Liabilities. The income earned on the Funds Withheld was approximately $64,606,000 for the year ended December 31, 1999 compared with $8,927,000 for the initial operating of eight and one-half months ended December 31, 1998. The average yield rate earned on an annualized basis on the invested assets, excluding Funds Withheld, was approximately 6.29% for the year ended December 31, 1999 compared with 6.32% for the period ending December 31, 1998.

     Realized Investment Gains (Losses). Realized investment losses were approximately $1,285,000 for the year ended December 31, 1999 compared with realized gains of approximately $2,673,000 for the initial operating period of eight and one-half months ended December 31, 1998. Such gains and losses result from normal activity in the management of our investment portfolio.

     We do not consider realized gains and losses to be recurring components of earnings. We make decisions concerning the sales of invested assets based on a variety of market, business and other factors.

     During the year ended December 31, 1999 we incurred unrealized losses of approximately $14,992,000, as compared with unrealized gains of approximately $3,723,000 incurred during the period ended December 31,1998 which were included in Other Comprehensive Income (Loss). The change in unrealized gains and losses is principally related to the increase in the general level of interest rates during 1999.

     Claims and Policy Benefits. Claims and Policy Benefits for the year ended December 31, 1999 were approximately $79,953,000 or 79% of net premium as compared with $23,297,000 or 83% of net premium for the initial operating period of eight and one-half months ended December 31, 1998. Mortality experience has been favorable, falling within pricing parameters. We expect mortality to be fairly constant over long periods of time, but it will fluctuate from period to period. Reserve levels are in part determined by claims reported from ceding companies, our aggregate experience and overall mortality trends.

     Interest Credited to Interest Sensitive Contract Liabilities. Interest credited to interest sensitive contract liabilities was approximately $22,313,000 for the year ended December 31, 1999, as compared with approximately $1,989,000 for the initial operating period of eight and one-half months ended December 31, 1998. This increase reflects the growth in the Interest Sensitive Contracts Liabilities and is directly related to income earned on the related Funds Withheld at Interest. The income earned on Funds Withheld was approximately $64,606,000 for the year ended December 31, 1999, as compared with $8,927,000 for the initial operating period of eight and one-half months ended December 31, 1998.

     Policy Acquisition Costs and Other Insurance Expenses. Policy Acquisition Costs and Other Insurance Expenses, consisting primarily of allowances and amortization of deferred policy acquisition costs, were approximately $42,201,000 for the year ended December 31, 1999, as compared with $6,542,000 for the initial operating period of eight and one-half months ended December 31, 1998. Generally, policy acquisition costs and other insurance expenses fluctuate with business volume and changes in product mix. The increase in these costs reflects the growth and development of our life insurance and annuity business.

     Other Operating Expenses. Operating expenses were approximately $7,686,000 or 4.1% of total revenue for the year ended December 31, 1999, as compared with $3,770,000 or 6.8% of total revenue for the initial operating period of eight and one-half months ended December 31, 1998. The decrease in the ratio of operating expenses to total revenue is due to the growth and development of our insurance operations and our revenue base. We consider the operating expense level to be low by industry standards and is in line with our plan to be a low cost provider.

FINANCIAL CONDITION

Investments.

  Cash & Fixed Maturity Investments

     Invested assets, including cash and cash equivalents, amounted to approximately $321,819,000 at December 31, 2000 as compared with approximately $304,060,000 at December 31, 1999. The change in invested assets during 2000 is due to the unrealized gains incurred in the year, the funds provided in the Company's operating activities less the payment of shareholder dividends and the assets included with the purchase of Annuity and Life Reassurance America. At December 31, 2000 unrealized gains total approximately $2,065,000 as compared with total unrealized losses of approximately $11,269,000 at December 31, 1999. The change in unrealized gains and losses is principally related to the movement in the general level of interest rates during 2000.

     Our investment policy is designed to achieve above average risk adjusted total returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity and match the cash flows of the portfolio to the required cash flows for the related liabilities.

     We do not engage in trading activities to generate realized investment gains and, thus, do not have a trading portfolio. However, we evaluate the desirability of continuing to hold a security when market conditions, creditworthiness or other measurement factors change. These changes may relate to a change in the credit risk of an issuer and a decision to sell may be made to avoid further declines in realizable value. Securities also may be sold prior to maturity to provide liquidity. As a result our securities are classified as "available for sale".

     At December 31, 2000, fixed maturity securities, which constituted all of the total fair value of our invested assets, were 97 % investment grade, liquid securities with varying maturity dates, as compared with 88% at December 31, 1999. The fair value of such investments may vary depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer. At December 31, 2000 and 1999, the weighted average duration of invested assets was 3.2 and 3.7, respectively, and the weighted average investment quality rating was "AA" and "AA-", respectively.

     At December 31, 2000, $7,800,000 at fair value, 2.9% of the invested assets, consisted of below investment grade securities, as compared with approximately $34,500,000 or 12% of invested assets at December 31, 1999. We limit our investments in fixed maturities that are rated below investment grade to 25% of capital, as these investments are subject to a higher degree of credit risk than investment grade securities. We monitor these securities as well as the creditworthiness of the portfolio as a whole. When fair market values decline for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its net realizable value. At December 31, 2000 there was one security in default with a fair value of $499,000. This security was written down by $1,000,000 during 2000. At December 31, 1999 there were no securities in default and no securities were written down during 1999.

     Our results of operations and our financial condition are significantly affected by the performance of our investments and by changes in interest rates. During a period of declining interest rates, if our investments are prematurely sold, called, prepaid or redeemed, we may be unable to reinvest the proceeds in securities of equivalent risk with comparable rates of return. During a period of rising interest rates, the fair value of our invested assets could decline. In addition, rising interest rates could also cause disintermediation, which in turn could cause us to sell investments at prices and times when the fair values of such investments are less than their amortized cost. We believe that our traditional life insurance liabilities are not highly interest rate sensitive and, therefore, the effects of fluctuating interest rates on these liability cash flows are not significant. For interest sensitive liabilities, the cedent utilizes asset/liability matching to minimize the impact of changes in interest rates. We have not engaged in hedging activities to mitigate the effects of interest rate changes on our invested assets and related liabilities, although we may do so in the future.

     The following table summarizes certain of our investment results, excluding interest earned on funds withheld under modified coinsurance agreements, for the periods ended December 31, 2000 and 1999.

                               INVESTMENT RESULTS

                                                                YEAR ENDED           YEAR ENDED
                                                             DECEMBER 31, 2000    DECEMBER 31, 1999
                                                             -----------------    -----------------
Total invested assets, cash and cash equivalents(1)........    $321,819,396         $304,060,124
Investment income, net of related expense..................    $ 20,126,486         $ 20,483,345
Effective yield rate(2)....................................            6.85%                6.29%
Realized investment (losses)...............................    $ (4,817,121)        $ (1,284,769)

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

     At December 31, 2000, mortgage backed securities represented approximately 36% of invested assets, as compared with 37% at December 31, 1999. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage backed securities include collateralized mortgage obligations ("CMO's") and mortgage backed pass-through securities. Mortgage backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), all of which are agencies of the U.S. government. Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in agency mortgage backed securities. Our mortgage backed securities portfolio had a weighted average investment quality rating of "AAA" at December 31, 2000 and 1999.

     At December 31, 2000, approximately 25% of our mortgage backed investment portfolio consisted of planned amortization class ("PAC"), target amortization class ("TAC") and sequential instruments, as compared with 19% at December 31, 1999. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches ("support classes") of the CMO.

     Funds Withheld at Interest -- Interest Sensitive Liabilities Contracts. At December 31, 2000 and 1999 assets with a carrying value of $1,530,110,000 and $1,532,653,000, respectively, related to annuity reinsurance agreements are held by and managed by the ceding companies in segmented portfolios. The liability for the annuity reinsurance is included on our Balance Sheet as Interest Sensitive Contracts Liabilities. Under the terms of the reinsurance agreements, the investment income, which accrues to us, is based on the underlying portfolios. The assets in the underlying segmented portfolios are managed by investment managers appointed by the cedent.

LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity and capital resources are a measure of our overall financial strength and our ability to generate cash flows from our operations to meet operating and growth needs. Our principal sources of funds are premiums received, net investment income, proceeds from investments called, redeemed or sold, cash and short term investments. The principal obligations and uses of the funds are the payment of policy benefits, acquisition and operating expenses and the purchase of investments.

     Net cash provided by operating activities was $16,260,000 for the year ended December 31, 2000, as compared with cash used by operations of $18,920,000 for the year ended December 31, 1999. The increase in the cash provided by operating activities is primarily related to the growth and development of our insurance operations offset by the initial costs associated with writing new life reinsurance and annuity reinsurance business.

     Our capital structure currently consists entirely of equity. At December 31, 2000 our total capitalization after deducting certain loans to management and including retained earnings and accumulated other comprehensive income
(loss) amounted to approximately $441,216,000, as compared with $392,055,000 at December 31, 1999. We believe this level of capital is sufficient to support our insurance writings and growth for the near future.

     At December 31, 2000 and 1999 we had no outstanding debt. At December 31, 2000 and 1999, letters of credit totaling $183,687,000 and $121,475,000, respectively, issued in the ordinary course of our business had been issued by our bankers in favor of certain ceding insurance companies to provide security and to meet regulatory requirements. At December 31, 2000 and 1999 letters of credit totaling $138,000,000 and $121,475,000, respectively, were fully collateralized by our investments. We may incur indebtedness in the future in connection with possible acquisitions of, investments in, joint ventures with or other strategic alliances with companies whose businesses complement the company's business.

     At the February 9, 2000, April 27, 2000, July 27, 2000 and October 26, 2000 Board of Directors meetings, shareholder dividends of $.04 per share were declared. The Board intends to continue to declare and pay out of earnings a quarterly dividend. The continued payment of dividends is dependent on the ability of our operating subsidiaries to achieve satisfactory underwriting and investment results, and no assurance can be given that dividends will be declared or paid in the future.

     The Company has no material commitments for capital expenditures as of December 31, 2000.

ACQUISITION

     On June 1, 2000 the Company, through Annuity and Life Re America, completed the acquisition of Annuity and Life Reassurance America, Inc., formerly Capitol Bankers Life Insurance Company. Annuity and Life Reassurance America is a life insurance company domiciled in the United States which is authorized to conduct its life insurance business in 43 states of the United States, and will focus its operations on the United States life reinsurance markets. The Company contributed additional capital to Annuity and Life Reassurance America during the fiscal year of $19,550,000 to bring the total capital and surplus of Annuity and Life Reassurance America to $25,000,000. The acquisition price and capital contribution was funded from available cash balances and proceeds from the sales of fixed maturity securities held by the Company.

     The acquisition has been accounted for as a purchase and the operating results of Annuity and Life Reassurance America have been included in the Company's financial statements since the date of acquisition. Prior to closing, the inforce insurance business of Annuity and Life Reassurance America was 100% reinsured by Annuity and Life Reassurance America with its former owner, a subsidiary of Swiss Re, who will continue to administer the business reinsured. Accordingly, there will be no earnings from the in-force business at the acquisition date accruing to the Company currently or in the future.

     The amounts related to the reinsured business referred to above are included on the Company's Balance Sheet in the assets as Receivable for Reinsurance Ceded and in the liabilities as Reserves for Future Policy Benefits; at December 31, 2000 both amounts were $104,500,000.

     The purchase price exceeded the fair value of the net assets acquired (the capital and surplus of Annuity and Life Reassurance America) by $2,301,000 which has been allocated to the value of the 43 insurance licenses of Annuity and Life Reassurance America. This is being amortized over 20 years.

     The proforma balance sheet of Annuity and Life Reassurance America as of the date of acquisition after giving effect to the reinsurance transaction is as follows:

ASSETS
------
Cash & invested assets......................................  $ 10,880,686
Receivable for reinnurance ceded............................   108,766,677
Insurance licenses..........................................     2,301,104
                                                              ------------
Total Assets................................................  $121,948,467
                                                              ============
LIABILITIES AND STOCKHOLDERS EQUITY
------------------------------------------------------------
Reserves for future policy benefits.........................  $108,766,677
Stockholders equity.........................................    13,181,790
                                                              ------------
Total Liabilities and Stockholders Equity...................  $121,948,467
                                                              ============

YEAR 2000

     We experienced no disruptions to our business as a result of the conversion to the year 2000. We incurred no material Year 2000 expenses during the years ended December 31, 2000 and 1999 and all expenses incurred were funded from operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2000.

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

     We do not have any foreign currency risk or market risks arising from equity securities. We do not currently use derivative financial instruments such as futures and options to manage risk, although we may do so in the future. In addition, we manage other risks, including credit and liquidity, in the normal course of business. In managing credit risk we establish overall quality and rating guidelines and place limits on credit exposure by issuer industry to achieve appropriate diversification in the portfolio. We do not have a trading portfolio and are not exposed to market risk from trading activities.

     There were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 1999.

     The table below (expressed in millions of U.S. dollars) presents as of December 31, 2000 the amortized cost amounts and related weighted average interest rates by years of maturity for our investment portfolio. Mortgage backed securities are included in the table by relevant year of maturity.

                                  CASH AND CASH    WEIGHTED AVERAGE    FIXED MATURITY    WEIGHTED AVERAGE
                                   EQUIVALENTS      INTEREST RATE       INVESTMENTS       INTEREST RATE
                                  -------------    ----------------    --------------    ----------------
2001............................      $52.6              5.80%             $ 11.3              6.43%
2002............................                                             26.4              6.30%
2003............................                                             20.3              6.46%
2004............................                                             16.7              6.71%
2005............................                                             28.4              8.20%
Thereafter......................                                            163.9              6.77%
Total...........................      $52.6              5.80%             $267.0              6.84%
Fair Value......................      $52.6                                $269.1

     Sensitivity analysis and duration modeling are used to estimate changes in fair values of fixed maturity investments and the potential effects on operating earnings and cash flows resulting from possible near term changes in interest rates. The term "near term" means a period of time going forward up to one year from the date of the Consolidated Financial Statements. Durations of fixed maturity investments are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income. The Company's duration model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model. The duration model produces a loss in fair value of the fixed maturity investments of approximately $8.6 million based on a 100 basis point increase in interest rates as of December 31, 2000 and a loss of $10.1 million as of December 31, 1999. Conversely, gains of similar amounts will be produced with a 100 basis point decrease in interest rates. Actual results may differ from the hypothetical change in fair values assumed in this disclosure, especially since the analysis does not and cannot reflect the results of any actions that would be taken by us to mitigate losses or to optimize gains in fair values.

     We believe that our life insurance liabilities are not highly interest rate sensitive as they arise from traditional reinsurance arrangements and, therefore, the effects of fluctuating interest rates on these liability cash flows are not significant.

     The annuity product line is generally regarded as interest sensitive as fluctuations in the general level of interest rates may cause fluctuations in the results of operations. The future earnings and cash flows of the annuity product line are primarily dependent on earning a spread between the interest earned on the supporting asset base, the interest rate credited to or priced into the liabilities and the persistency of the underlying business. We believe the interest rate risk associated with our annuity reinsurance product line is mitigated to a large extent because of the product types reinsured and the modified coinsurance structure of our reinsurance agreements. Additionally, actions taken by us and the ceding company may further mitigate the effect of such market movements. The model used by the Company indicates that a 100 basis point change in interest rates would not have a significant impact on the net investment spread earned by the Company as of December 31, 2000 or December 31, 1999.

     The company does not anticipate significant changes in its primary market risk exposures or how these exposures are managed in future reporting periods based on what we currently know and what we expect to be in effect in future reporting periods. The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 11.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE
             ANNUITY AND LIFE RE (HOLDINGS), LTD. AND SUBSIDIARIES

FINANCIAL STATEMENTS
Report of Independent Auditors..............................     21
Consolidated Balance Sheets at December 31, 2000 and 1999...     22
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................     23
Consolidated Statements of Comprehensive Income for the
  years ended December 31, 2000, 1999 and 1998..............     24
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2000, 1999 and 1998......     25
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................     26
Notes to Consolidated Financial Statements..................     27
FINANCIAL STATEMENT SCHEDULE
Schedule II Condensed Financial Information of Registrant...     39

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted, or the information is presented in the consolidated financial statements or accompanying notes.

                              REPORT OF MANAGEMENT

     Management of the Company has primary responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The consolidated financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis. The consolidated financial statements include amounts that are based on management's best estimates and judgements. Management also prepared the other information presented in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

     Management of the Company has established and maintains a system of internal controls designed to provide reasonable assurance as to the integrity and reliability of the consolidated financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting.

     The Company's consolidated financial statements have been audited by our independent auditors, KPMG. Our independent auditors had unrestricted access to each member of management in conducting their audit. Management has made available to our auditors all of the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings. Management believes that all representations made to our auditors during their audits were valid and appropriate.

     The Audit Committee of the Board of Directors is comprised of certain directors who are neither employees nor officers of the Company. The Audit Committee meets periodically with management and KPMG regarding audit scope, timing, and results and to discuss other auditing and financial reporting matters. Our auditors have direct access to and meet privately with the Audit Committee.

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

     We conducted our audits in accordance auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as at December 31, 2000 and 1999 and the results of their operations and cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG
Chartered Accountants
Hamilton, Bermuda
February 5, 2001

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                          CONSOLIDATED BALANCE SHEETS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                             DECEMBER 31, 2000    DECEMBER 31, 1999
                                                             -----------------    -----------------
ASSETS
Cash and cash equivalents..................................   $   52,691,974       $   31,187,242
Fixed interest investments, available for sale, at fair
  value (amortized cost of $266,967,810 at December 31,
  2000 and $284,142,098 at December 31, 1999)..............      269,127,422          272,872,882
Funds withheld at interest.................................    1,530,109,853        1,532,652,990
Accrued investment income..................................        3,760,138            4,279,480
Other reinsurance receivables..............................       29,552,630            7,834,806
Receivable for reinsurance ceded...........................      104,495,543                   --
Deferred policy acquisition costs..........................      228,728,083          203,510,250
Insurance licenses, net of amortization....................        2,243,330                   --
Other assets...............................................        3,977,918            3,748,338
                                                              --------------       --------------
  Total Assets.............................................   $2,224,686,891       $2,056,085,988
                                                              ==============       ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Reserves for future policy benefits........................   $  174,953,018       $   43,753,923
Interest sensitive contracts liabilities...................    1,595,128,506        1,603,382,955
Other reinsurance liabilities..............................        7,623,822           10,746,269
Payable for investments purchased..........................           25,863              639,352
Accounts payable and accrued expenses......................        5,739,906            5,508,595
                                                              --------------       --------------
  Total Liabilities........................................   $1,783,471,115       $1,664,031,094
                                                              --------------       --------------
STOCKHOLDERS' EQUITY
Preferred shares (par value $1.00; 50,000,000 shares
  authorized; no shares outstanding).......................   $           --       $           --
Common shares (par value $1.00; 100,000,000 shares
  authorized; 25,499,999 shares outstanding)...............       25,499,999           25,499,999
Additional paid-in capital.................................      329,496,091          329,496,091
Notes receivable from stock sales..........................       (1,367,241)          (1,286,741)
Accumulated other comprehensive income (loss)..............        2,064,971          (11,269,216)
Retained earnings..........................................       85,521,956           49,614,761
                                                              --------------       --------------
  Total Stockholders' Equity...............................   $  441,215,776       $  392,054,894
                                                              --------------       --------------
  Total Liabilities and Stockholders' Equity...............   $2,224,686,891       $2,056,085,988
                                                              ==============       ==============

          See accompanying notes to consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                              YEAR ENDED DECEMBER 31
                                                    -------------------------------------------
                                                        2000            1999           1998
                                                    ------------    ------------    -----------
REVENUES
Net premiums......................................  $168,404,022    $100,835,007    $27,943,890
Investment income, net of related expenses........   136,648,327      85,089,811     24,130,550
Net realized investment gains (losses)............    (4,817,121)     (1,284,769)     2,673,281
Other revenue.....................................     6,915,870       3,215,429        311,243
                                                    ------------    ------------    -----------
Total Revenues....................................  $307,151,098    $187,855,478    $55,058,964
                                                    ------------    ------------    -----------
BENEFITS AND EXPENSES
Claims and other policy benefits..................  $132,810,192    $ 79,953,160    $23,297,115
Interest credited to interest sensitive contract
  liabilities.....................................    63,041,991      22,312,684      1,989,000
Policy acquisition costs and other insurance
  expenses........................................    60,900,376      42,200,688      6,541,872
Operating expenses................................    10,411,344       7,685,802      4,150,321
Organizational expenses...........................            --              --         69,039
                                                    ------------    ------------    -----------
Total Benefits and Expenses.......................  $267,163,903    $152,152,334    $36,047,347
                                                    ------------    ------------    -----------
  Net Income......................................  $ 39,987,195    $ 35,703,144    $19,011,617
                                                    ============    ============    ===========
NET INCOME PER COMMON SHARE
  Basic...........................................  $       1.57    $       1.40    $      0.81
                                                    ------------    ------------    -----------
  Diluted.........................................  $       1.46    $       1.31    $      0.76
                                                    ------------    ------------    -----------

          See accompanying notes to consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                               YEAR ENDED DECEMBER 31
                                                     ------------------------------------------
                                                        2000            1999           1998
                                                     -----------    ------------    -----------
Net Income.........................................  $39,987,195    $ 35,703,144    $19,011,617
                                                     -----------    ------------    -----------
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gains (losses) on securities
  arising during the period........................    8,517,066     (16,276,579)     6,395,875
Less reclassification adjustment for realized gains
  and (losses) in net income.......................   (4,817,121)     (1,284,769)     2,673,281
                                                     -----------    ------------    -----------
Other comprehensive income (loss)..................   13,334,187     (14,991,810)     3,722,594
                                                     -----------    ------------    -----------
Total Comprehensive Income.........................  $53,321,382    $ 20,711,334    $22,734,211
                                                     ===========    ============    ===========

          See accompanying notes to consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                              YEAR ENDED DECEMBER 31
                                                   --------------------------------------------
                                                       2000            1999            1998
                                                   ------------    ------------    ------------
PREFERRED SHARES PAR VALUE $1.00
Balance at beginning and end of period...........  $         --    $         --    $         --
                                                   ------------    ------------    ------------
COMMON SHARES PAR VALUE $1.00
Balance at beginning of period...................  $ 25,499,999    $ 25,499,999    $     12,000
Issuance of shares...............................            --              --      25,499,999
Retirement of shares.............................            --              --         (12,000)
                                                   ------------    ------------    ------------
Balance at end of period.........................  $ 25,499,999    $ 25,499,999    $ 25,499,999
                                                   ------------    ------------    ------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period...................  $329,496,091    $329,517,104    $    238,000
Issuance of shares...............................            --              --     334,049,964
Direct equity offering expenses..................            --         (21,013)     (4,770,860)
                                                   ------------    ------------    ------------
Balance at end of period.........................  $329,496,091    $329,496,091    $329,517,104
                                                   ------------    ------------    ------------
NOTES RECEIVABLE FROM STOCK SALES
Balance at beginning of period...................  $ (1,286,741)   $ (1,391,068)   $         --
Notes Issued.....................................            --              --      (1,325,000)
Repayments.......................................            --         175,000              --
Accrued interest during period...................       (80,500)        (70,673)        (66,068)
                                                   ------------    ------------    ------------
Balance at end of period.........................  $ (1,367,241)   $ (1,286,741)   $( 1,391,068)
                                                   ------------    ------------    ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period...................  $(11,269,216)   $  3,722,594    $         --
Net unrealized holding gains (losses) on
  securities.....................................    13,334,187     (14,991,810)      3,722,594
                                                   ------------    ------------    ------------
Balance at end of period.........................  $  2,064,971    $(11,269,216)   $  3,722,594
                                                   ------------    ------------    ------------
RETAINED EARNINGS
Balance at beginning of period...................  $ 49,614,761    $ 17,991,617    $         --
Net income.......................................    39,987,195      35,703,144      19,011,617
Stockholder dividends............................    (4,080,000)     (4,080,000)     (1,020,000)
                                                   ------------    ------------    ------------
Balance at end of period.........................  $ 85,521,956    $ 49,614,761    $ 17,991,617
                                                   ------------    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY.......................  $441,215,776    $392,054,894    $375,340,246
                                                   ============    ============    ============

          See accompanying notes to consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                              YEAR ENDED DECEMBER 31
                                                  -----------------------------------------------
                                                      2000             1999             1998
                                                  -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................  $  39,987,195    $  35,703,144    $  19,011,617
Adjustments to reconcile net income to net cash
  Provided (used) by operating activities:
Net realized investment (gains) losses..........      4,817,121        1,284,769       (2,673,281)
Changes in:
Accrued investment income.......................        519,342         (467,418)      (3,812,062)
Deferred policy acquisition costs...............    (25,217,833)     (43,927,964)    (159,582,286)
Other reinsurance receivables...................    (21,717,824)      (7,834,806)              --
Other assets....................................       (229,580)      (3,347,968)        (167,370)
Reserves for future policy benefits, net of
  reinsurance...................................     26,703,552       21,727,514       22,026,409
Interest sensitive contracts, net of funds
  withheld......................................     (5,711,312)     (12,844,576)      83,574,541
Other reinsurance liabilities...................     (3,122,447)     (11,709,168)      22,455,437
Accounts payable and accrued expenses...........        231,311        2,496,316        2,779,279
                                                  -------------    -------------    -------------
Net cash provided (used) by operating
  activities....................................     16,259,525      (18,920,157)     (16,387,716)
                                                  -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed interest
  securities....................................    284,671,582      226,566,212      309,328,762
Purchase of fixed interest securities...........   (262,084,085)    (239,048,394)    (578,960,814)
Acquisition of business.........................    (13,181,790)              --               --
                                                  -------------    -------------    -------------
Net cash provided (used) by investing
  activities....................................      9,405,707      (12,482,182)    (269,632,052)
                                                  -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from sale of company stock.........             --          (21,013)     353,376,035
Repayment of notes receivable, less accrued
  interest......................................        (80,500)         104,327               --
Dividends paid to stockholders..................     (4,080,000)      (4,080,000)      (1,020,000)
                                                  -------------    -------------    -------------
Net cash provided (used) by financing
  activities....................................     (4,160,500)      (3,996,686)     352,356,035
                                                  -------------    -------------    -------------
Increase (decrease) in cash and cash
  equivalents...................................     21,504,732      (35,399,025)      66,336,267
Cash and cash equivalents, beginning of
  period........................................     31,187,242       66,586,267          250,000
                                                  -------------    -------------    -------------
Cash and cash equivalents, end of period........  $  52,691,974    $  31,187,242    $  66,586,267
                                                  =============    =============    =============

          See accompanying notes to consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     Annuity and Life Re (Holdings), Ltd. ("Holdings") was incorporated on December 2, 1997 under the laws of Bermuda. Holdings provides annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiaries:
Annuity and Life Reassurance, Ltd. ("Annuity and Life Reassurance"), licensed under the laws of Bermuda as a long term insurer; and Annuity and Life Re America, Inc. (Annuity and Life Re America), an insurance holding company based in the United States and Annuity and Life Reassurance America, Inc., formerly Capitol Bankers Life Insurance Company ("Annuity and Life Reassurance America"), a life insurance company domiciled in the United States. Holdings, Annuity and Life Reassurance, Annuity and Life Re America and Annuity and Life Reassurance America are collectively referred to herein as the "Company". The Company completed an initial public offering of its equity securities and commenced operations on April 17, 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The following are the significant accounting policies adopted by the Company:

  (a) Basis of consolidation

     The consolidated financial statements include the accounts of Holdings and its subsidiaries, Annuity and Life Reassurance, Annuity & Life Re America and Annuity and Life Reassurance America. All significant inter-company accounts and transactions have been eliminated upon consolidation.

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

  (d) Insurance Licenses, net of amortization

     The Company has classified as insurance licenses the cost in excess of fair value of net assets acquired in a purchase transaction. This cost is being amortized on a straight-line basis over 20 years.

  (e) Policyholders' account balances and future policy benefits

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

     For traditional life policies, future policy benefits and dividend liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on anticipated experience, which, together with interest and expense assumptions, provide a margin for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future benefits and expenses for that product, deferred policy acquisition costs are written off and thereafter, if required, a premium deficiency reserve is established by a charge to income. Benefit liabilities for traditional annuities during the accumulation period are equal to the accumulated present value of expected future benefit payments.

     Premiums for universal life and investment-type contracts are reported as deposits to policyholders' account balances. Revenues from these contracts will consist of amounts assessed during the period against clients' account balances for mortality charges, policy administration and surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related clients' account balances and interest credited to clients' account balances.

  (f) Investments

     The Company classifies its investments in fixed income securities as available for sale and, accordingly, such securities are carried at fair value. The cost of fixed income securities is adjusted for amortization of premiums and discounts. The cost of fixed income securities is adjusted for declines in value that are considered other than temporary and is considered a realized loss.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

     Realized gains and losses on investments are recognized in net income, using the specific identification method. Changes in fair values of securities carried at fair value are reflected in other comprehensive income.

  (g) Translation of foreign currencies

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

  (h) Earnings per common share

     The Company calculates basic earnings per common share and earnings per common share assuming dilution.

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

  (i) Cash and cash equivalents

     For the purposes of the statements of cash flows, the Company considers all time deposits and short term investments with an original maturity of 90 days or less as equivalent to cash.

  (j) Stock plans

     The Company accounts for stock option grants in accordance with APB opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25". Compensation expense for stock option grants is recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date. Any resulting compensation expense is recorded over the shorter of the vesting or service period.

  (k) Accounting pronouncements

     In September 2000, the Financial Accounting Standards Board (FASB) issued Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. However, most of the provisions of SFAS No. 125 have been carried over without change. The Statement is effective for transactions occurring after March 31, 2001 and is effective for recognition, reclassification and disclosures of transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively, with certain exceptions. Management has reviewed this statement and has concluded that it is not likely to significantly affect the Company's current financial reporting.

     In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 2000 the

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

FASB issued Statement No 138, which amended Statement No. 133. Statements No. 133 and 138 are effective for all fiscal periods beginning after June 15, 2000. The Company currently does not hold any derivatives and does not engage in any derivative hedging activities, although it may do so in the future. Management has reviewed these Statements and has concluded that they are not likely to significantly affect the Company's current financial reporting.

3. INVESTMENTS

     (a) The amortized cost and fair values of investments in fixed interest securities classified as available for sale at December 31, 2000 and 1999 are as follows:

                                      AMORTIZED     UNREALIZED   UNREALIZED        FAIR
2000                                     COST          GAIN         LOSS          VALUE
----                                 ------------   ----------   -----------   ------------
U.S. Government Securities.........  $ 74,968,192   $1,280,454   $    10,661   $ 76,237,985
Non U.S. Government Securities.....     6,396,324       22,824            --      6,419,148
U.S. Corporate Securities..........    84,615,039      359,949       172,612     84,802,376
Non U.S. Corporate Securities......     5,280,484      193,741            --      5,474,225
Mortgage Securities................    95,707,771      614,242       128,325     96,193,688
                                     ------------   ----------   -----------   ------------
                                     $266,967,810   $2,471,210   $   311,598   $269,127,422
                                     ============   ==========   ===========   ============

                                      AMORTIZED     UNREALIZED   UNREALIZED        FAIR
1999                                     COST          GAIN         LOSS          VALUE
----                                 ------------   ----------   -----------   ------------
U.S. Government Securities.........  $ 42,942,928   $       --   $ 1,631,493   $ 41,311,435
Non U.S. Government Securities.....     2,592,517           --        82,567      2,509,950
U.S. Corporate Securities..........   122,134,896           --     4,807,736    117,327,160
Non U.S. Corporate Securities......    11,981,240           --       363,774     11,617,466
Mortgage Securities................   104,490,517           --     4,383,646    100,106,871
                                     ------------   ----------   -----------   ------------
                                     $284,142,098   $       --   $11,269,216   $272,872,882
                                     ============   ==========   ===========   ============

     A deferred tax liability of $94,641 at December 31, 2000 (1999: $nil) has been provided against unrealized gains on fixed interest securities which has been presented as a separate component of accumulated other comprehensive income.

     (b) The following table sets forth certain information regarding the investment ratings of the Company's fixed interest securities portfolio at December 31, 2000 and 1999.

                                                     2000                     1999
                                            ----------------------   ----------------------
RATINGS(1)                                  AMORTIZED COST     %     AMORTIZED COST     %
----------                                  --------------   -----   --------------   -----
AAA.......................................   $173,372,069     64.9%   $128,530,965     45.2%
AA........................................     18,789,047      7.0      16,384,799      5.8
A.........................................     38,004,996     14.2      59,199,639     20.8
BBB.......................................     27,818,913     10.4      45,318,510     15.9
BB........................................      7,465,525      2.8      30,197,599     10.6
B and below...............................      1,517,260      0.7       4,510,586      1.7
                                             ------------    -----    ------------    -----
                                             $266,967,810    100.0%   $284,142,098    100.0%
                                             ============    =====    ============    =====

---------------
(1) Rating as assigned by Moody's.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

     (c) At December 31, 2000 and 1999 letters of credit totaling $183,687,000 and $121,475,000, respectively, issued in the ordinary course of the Company's business had been issued by the Company's bankers in favor of certain ceding insurance companies. At December 31, 2000 and 1999 investments of $161,392,000 and $147,898,000, respectively, were pledged as collateral for these letters of credit.

     At December 31, 2000 investments of $66,435,000 were held in trust for the benefit of certain ceding companies (December 31, 1999: $nil).

     (d) For fixed interest securities held on December 31, 2000 and 1999 the maturity distribution is shown below. Actual maturity dates may differ from contractual maturity dates because certain borrowers have the ability to prepay their obligations without penalty.

                                        2000                            1999
                            ----------------------------    ----------------------------
                             AMORTIZED          FAIR         AMORTIZED          FAIR
                                COST           VALUE            COST           VALUE
                            ------------    ------------    ------------    ------------
Within one year...........  $ 11,275,786    $ 11,265,144    $ 11,640,513    $ 11,590,592
From one to five years....    93,260,097      93,066,484      76,025,504      73,582,344
From five to ten years....    53,652,320      55,105,843      58,714,280      56,036,156
After more than ten
  years...................    13,071,836      13,496,263      33,271,284      31,556,919
Mortgage Securities.......    95,707,771      96,193,688     104,490,517     100,106,871
                            ------------    ------------    ------------    ------------
                            $266,967,810    $269,127,422    $284,142,098    $272,872,882
                            ============    ============    ============    ============

     (e) Investment income earned during the year is comprised as follows:

                                                 2000           1999           1998
                                             ------------    -----------    -----------
Interest income............................  $ 21,181,034    $22,004,986    $16,539,911
Interest earned on funds withheld under
  modified coinsurance agreements..........   116,521,841     64,606,466      8,927,340
Amortization of premium/discount...........      (360,445)      (659,506)      (749,899)
Investment Expenses........................      (694,103)      (862,135)      (586,802)
                                             ------------    -----------    -----------
                                             $136,648,327    $85,089,811    $24,130,550
                                             ============    ===========    ===========

     Net realized investment gains (losses) comprise $1,376,373 gross realized gains and $6,193,494 gross realized losses for the year ended December 31, 2000 (1999: $1,104,026 and $2,388,795, respectively; 1998: $3,492,358 and $819,077, respectively).

4. STOCKHOLDERS' EQUITY

  Preferred Stock

     The Company is authorized to issue 50,000,000 preferred shares of par value $1.00 each. At the balance sheet date there were no preferred shares issued or outstanding.

  Common Stock

     The Company is authorized to issue 100,000,000 common shares of par value $1.00 each.

     The common shareholders have no pre-emptive, redemption, conversion or sinking fund rights. Subject to certain voting restrictions, which limit the voting power of United States persons to less than 10% of the combined voting power of the issued voting shares of the Company, each holder is entitled to one vote per share.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

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

  Class A Warrants

     In connection with the initial capitalization of the Company, the Company issued Class A Warrants which entitle the holders to purchase up to 3,059,990 common shares in the Company.

     The exercise price of the Warrants is $15.00, which was equal to the initial public offering price per share of the Company's common shares. The Class A Warrants become exercisable over three years commencing on the first anniversary of the consummation of the Company's initial public offering. The Class A Warrants will expire on January 15, 2008. No Class A Warrants have been exercised at December 31, 2000.

  Class B Warrants

     In connection with the Direct Sales of equity securities to the "Strategic Investors," the Company issued Class B Warrants that enable the holders to purchase an aggregate of 397,500 common shares of the Company. The exercise price of the Warrants is $15.00 per share, which was equal to the price of the common shares in the initial public offering. The Class B Warrants become exercisable in three equal annual installments commencing on the first anniversary of the date of the Direct Sales. The Class B Warrants expire on the tenth anniversary of the consummation of the Direct Sales. No Class B Warrants have been exercised at December 31, 2000.

5. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share.

                                                 2000           1999           1998
                                              -----------    -----------    -----------
BASIC:
Net income available to common
  shareholders..............................  $39,987,195    $35,703,144    $19,460,603
                                              ===========    ===========    ===========
Weighted average number of common shares
  outstanding...............................   25,499,999     25,499,999     24,020,999
                                              -----------    -----------    -----------
Earnings per common share...................  $      1.57    $      1.40    $      0.81
                                              ===========    ===========    ===========
DILUTED:
Net income available to common
  shareholders..............................  $39,987,195    $35,703,144    $19,460,603
                                              ===========    ===========    ===========
Weighted average number of common shares
  outstanding...............................   25,499,999     25,499,999     24,202,999
  Plus: incremental shares from assumed
     exercise of options and warrants.......    1,970,746      1,722,636      1,499,846
                                              -----------    -----------    -----------
Adjusted weighted average number of common
  shares outstanding........................   27,470,745     27,222,635     25,520,845
                                              ===========    ===========    ===========
Earnings per common share assuming
  dilution..................................  $      1.46    $      1.31    $      0.76
                                              ===========    ===========    ===========

     As of December 31, 2000, 1999 and 1998 the Company had 1,903,365, 1,497,865
and 1,415,865 options outstanding, respectively, and 3,457,490 warrants outstanding.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

6. AGREEMENTS WITH RELATED PARTIES

  Inter-Atlantic Capital Partners, Inc.

     Certain directors of the Company are also owners, directors, or officers of Inter-Atlantic Capital Partners, Inc. (Inter-Atlantic). In 1998 Inter-Atlantic agreed to provide financial advisory and other services to the Company for a term of five years in exchange for four annual payments of $600,000. Such services include, among other things, assistance in the development of products, financial planning, management of assets and liabilities, international marketing efforts and such other services as the Company may request. In 1999 the Company prepaid this fee at a discount of 10%. The prepayment is being amortized over the period the services are provided. At December 31, 2000 and 1999 the unamortized prepayment was $1,235,642 and $1,702,225, respectively. This is included in other assets.

  Shareholders

     One of the Company's major shareholders is affiliated with The Prudential Investment Corporation, which serves as one of the Company's investment managers. The Company has agreed to pay a fee for investment management services to The Prudential Investment Corporation based upon the amount of funds managed. The fee is based upon a sliding scale and has been determined on an arms-length basis. The Company has entered into a life reinsurance agreement with the Prudential Insurance Company of America and an annuity reinsurance agreement with XL Mid Ocean Reinsurance, Ltd., a subsidiary of XL Capital, Ltd., one of the Company's major shareholders. These contracts have been negotiated under normal commercial terms.

  Transactions with management

     During 1998 certain of the Company's officers purchased 163,121 shares in the Company and the Company made loans to the officers to partially finance such purchases. The loans bear interest at 7% per annum and must be repaid within five years. At December 31, 2000 and 1999 loans outstanding from management for such stock purchases were $1,150,000, with accrued interest thereon of $217,241 and $136,741, respectively. Interest income of $80,500, $70,673 and $66,068 has been recognized for the years December 31, 2000, 1999 and 1998, respectively, on these loans.

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

     The minimum exercise price of the options is equal to the fair market value, as defined in the Plan, of the Company's optioned Common Shares at the date of grant. The term of the options is not more than ten years from the date of grant. Unless otherwise provided in the option agreement, they are exercisable in three equal annual installments, commencing on the first anniversary of the grant date.

     Each person who becomes an eligible non-employee Director, as defined in the plan, is granted an option to purchase 15,000 common shares on the date he or she becomes an eligible non-employee Director. These

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

options have an exercise price equal to the fair market value of the optioned Common Shares on the date the options are granted and are exercisable in three equal installments commencing with the first anniversary of the grant date. In addition, subject to certain conditions, each non-employee Director is granted an option to purchase 2,500 Common Shares at each successive annual general meeting. These options have an exercise price equal to the fair market value of the optioned Common Shares on the date the options are granted and are immediately exercisable if granted after April 8, 1999.

                                                   2000                             1999
                                       -----------------------------    -----------------------------
                                        NUMBER      WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
                                       OF SHARES     EXERCISE PRICE     OF SHARES     EXERCISE PRICE
                                       ---------    ----------------    ---------    ----------------
Outstanding at beginning of year...    1,497,865         $15.65         1,415,865         $15.28
Granted............................      422,500         $22.46            82,000         $22.08
Forfeitures........................      (17,000)        $15.60                --         $   --
                                       ---------         ------         ---------         ------
Outstanding at end of year.........    1,903,365         $17.17         1,497,865         $15.65
                                       =========         ======         =========         ======

     At December 31, 2000, 1,007,406 options outstanding are presently exercisable with a weighted average remaining contractual life of 7.5 years.

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

     The weighted average fair value of options granted during 2000 is $11.79 per share. The fair values of the options granted in 2000 are estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions; dividend yield of 0.7% per annum; expected volatility of 35%; expected life of 10 years and a risk free interest rate of 5.8%.

     The Company applies APB Opinion No. 25 and FASB Interpretation No. 44 in accounting for the Stock Option Plan. Accordingly, no compensation cost has been recognized as the intrinsic value of the options was $nil at the measurement date. The net income and earnings per Common Share would have been reduced to the pro forma amounts indicated below, had compensation cost been determined based on the fair value of the options at the grant date, consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation."

                                                 2000           1999           1998
                                              -----------    -----------    -----------
Net income
  - as reported.............................  $39,987,195    $35,703,144    $19,011,617
  - pro forma...............................  $35,282,618    $32,437,835    $16,903,501
Earnings per share as stated:
  - Basic...................................        $1.57          $1.40          $0.81
  - Diluted.................................        $1.46          $1.31          $0.76
Pro forma Earnings per share:
  - Basic...................................        $1.38          $1.27          $0.70
  - Diluted.................................        $1.28          $1.19          $0.66

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

8. RETROCESSION AGREEMENTS

     The Company has entered into a retrocession agreement, which enables it to limit the amount of life reinsurance it retains to $2,000,000 per single life. The contract is on an automatic basis and is effective for risks assumed and in force from January 1, 1997. The limit of cover is $50 million and covers all single and joint life reinsurance assumed by the Company on an automatic basis. At December 31, 2000 and 1999 the Company ceded approximately $192.6 and $34.9 million of in force insurance coverage for a premium of $1,146,000 and $396,000, respectively. No claims are recoverable at December 31, 2000 or 1999.

     Annuity and Life Reassurance America also purchased reinsurance as discussed in Note 12.

     It should be noted that such agreements do not relieve the Company from its obligations to its reinsureds and failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors any concentrations of credit risk that may develop to minimize its exposure. The other party to this retrocession agreement has a current credit rating of AA+, as assigned by A.M. Best.

9. VULNERABILITY FROM CONCENTRATIONS

     At December 31, 2000 and 1999, the Company did not have a material concentration of investments in fixed income securities in a single issuer, industry or geographic location.

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

  Funds Withheld at Interest and Interest -- Sensitive Contract Liabilities

     The balance sheet captions "Funds Withheld at Interest" and "Interest Sensitive Contracts Liabilities" relate to deferred annuity contracts reinsured on a modified coinsurance basis. Taking into consideration the structure of the reinsurance agreement, the carrying value of the liabilities and related assets approximate their fair value.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

  Other items

     Fair value disclosures are not required for reinsurance recoverables deferred policy acquisition costs and liabilities arising from insurance contracts and, therefore, they have not been determined by the Company.

     Fair values of other assets and liabilities approximate their carrying values due to their short-term nature.

11. SEGMENTS

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" requires public companies to report financial and descriptive information about their reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

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

12. SIGNIFICANT TRANSACTION

     On June 1, 2000 the Company, through Annuity and Life Re America, completed the acquisition of Annuity and Life Reassurance America, Inc., formerly Capitol Bankers Life Insurance Company. Annuity and Life Reassurance America is a life insurance company domiciled in the United States which is authorized to conduct its life insurance business in 43 states of the United States, and will focus its operations on the United States life reinsurance markets. The Company contributed additional capital to Annuity and Life Reassurance America during the fiscal year of $19,550,000 to bring the total capital and surplus of Annuity and Life Reassurance America to $25,000,000. The acquisition price and capital contribution was funded from available cash balances and proceeds from the sales of fixed interest securities held by the Company.

     The acquisition has been accounted for as a purchase and the operating results of Annuity and Life Reassurance America have been included in the Company's financial statements since the date of acquisition. Prior to closing, the inforce insurance business of Annuity and Life Reassurance America was 100% reinsured by Annuity and Life Reassurance America with its former owner, a subsidiary of Swiss Re, who will continue to administer the business reinsured. Accordingly, there will be no earnings from the in-force business at the acquisition date accruing to the Company currently or in the future.

     The amounts related to the reinsured business referred to above are included on the Company's Balance Sheet in assets as Receivable for Reinsurance Ceded and in liabilities as Reserves for Future Policy Benefits; at December 31, 2000 the amounts were $104,500,000.

     The purchase price of $13,200,000 exceeded the fair value of the net assets acquired (the capital and surplus of Annuity and Life Reassurance America) by $2,301,000 which has been allocated to the value of the 43 insurance licenses of Annuity and Life Reassurance America. This is being amortized over 20 years.

13. TAXATION

     The effective tax rate provided for in the financial statements is computed at a rate of zero. Substantially all income is not subject to taxation.

     Under current Bermuda law neither Holdings nor Annuity and Life Reassurance is required to pay any taxes in Bermuda on either income or capital gains. Holdings and Annuity and Life Reassurance have each

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

received an assurance from the Minister of Finance in Bermuda that in the event of any such taxes being imposed the Company will be exempted from taxation until the year 2016. Annuity and Life Reassurance intends to operate in a manner such that it will not be liable to United States tax other than premium excise taxes and withholding taxes on certain investments.

     Annuity and Life Re America and Annuity and Life Reassurance America, Inc. are subject to all applicable Federal and State taxes of the United States. The tax effect related to the current year's operating result is not material to the consolidated financial statements and, therefore, no separate item appears on the income statement or balance sheet. Temporary differences give rise to a net deferred tax asset of $252,000 against which a valuation allowance of $354,000 was established with respect to the utilization of the net operating loss carryforward. Temporary differences primarily related to net operating losses give rise to a gross deferred tax asset of $1,000,000 which is offset by temporary differences relating to deferred acquisition costs and unrealized gains on securities give rise to a gross tax liability. The net operating loss of $945,000 and $219,000 incurred in 2000 and 1999, respectively, are due to expire beginning in 2019.

14. STATUTORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

     The Company's ability to pay dividends depends on the ability of its operating subsidiaries to pay dividends to the Company. While the Company itself is not subject to any significant legal prohibitions on the payment of dividends, its operating subsidiaries may be subject to regulatory constraints, which affect their ability to pay dividends to the Company.

     Under the Bermuda Insurance Act, 1978, and related regulations, Annuity and Life Reassurance is required to maintain certain solvency levels. Annuity and Life Reassurance is prohibited from declaring or paying a dividend if such a payment would reduce its statutory surplus below the required minimum of $250,000. This requirement was met at the balance sheet date and, therefore, no such restriction currently exists.

     Annuity and Life Reassurance America is subject to statutory regulations of the state of Connecticut of the United States that restrict the payment of dividends. It may not pay dividends in any 12-month period in excess of the greater of the prior year's statutory operating income or 10% of capital and surplus at the end of the preceding year, without regulatory approval. At December 31, 2000 the statutory capital and surplus of Annuity and life Reassurance America is $22,104,000.

15. UNAUDITED QUARTERLY FINANCIAL DATA

     The unaudited quarterly financial data for the years ended December 31, 2000 and 1999 are as follows:

                                   FIRST         SECOND          THIRD         FOURTH
2000                              QUARTER        QUARTER        QUARTER        QUARTER
----                            -----------    -----------    -----------    -----------
Net premiums..................  $36,230,006    $37,684,372    $44,588,022    $49,901,622
Net investment income.........  $26,797,697    $25,819,232    $23,745,266    $60,286,132
Net realized investment gains
  (losses)....................  $  (562,825)   $(2,417,880)   $  (702,549)   $(1,133,867)
Claims and policy benefits....  $32,958,111    $29,898,304    $36,040,180    $33,913,597
Interest credited.............  $ 8,427,558    $ 7,475,510    $ 4,734,374    $42,404,549
Net income....................  $ 7,813,768    $ 7,822,293    $10,900,901    $13,450,233
Net income per common share
  (diluted)...................  $      0.28    $      0.29    $      0.40    $      0.49

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                                   FIRST         SECOND          THIRD         FOURTH
1999                              QUARTER        QUARTER        QUARTER        QUARTER
----                            -----------    -----------    -----------    -----------
Net premiums..................  $18,247,012    $18,372,285    $21,101,366    $43,114,344
Net investment income.........  $18,159,060    $20,677,325    $19,528,879    $26,724,547
Net realized investment gains
  (losses)....................  $   263,458    $  (157,755)   $  (793,008)   $  (597,464)
Claims and policy benefits....  $15,765,869    $15,507,499    $17,232,038    $31,447,754
Interest credited.............  $ 3,876,829    $ 3,948,668    $ 4,762,521    $ 9,724,666
Net income....................  $ 8,482,279    $ 8,746,243    $ 8,715,060    $ 9,759,562
Net income per common share
  (diluted)...................  $      0.31    $      0.32    $      0.32    $      0.36

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  SCHEDULE II

                                 BALANCE SHEETS
                                (PARENT COMPANY)

                                                             DECEMBER 31, 2000    DECEMBER 31, 1999
                                                             -----------------    -----------------
ASSETS
Investment in common stock of subsidiaries(1)..............    $438,279,201         $388,423,856
Cash and cash equivalents..................................       2,965,855            3,652,821
Other assets...............................................          15,813               15,813
                                                               ------------         ------------
Total Assets...............................................    $441,260,869         $392,092,490
                                                               ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable...........................................    $     45,093         $     37,596
                                                               ------------         ------------
Total Liabilities..........................................    $     45,093         $     37,596
                                                               ------------         ------------
STOCKHOLDERS' EQUITY
Preferred shares (par value $1.00; 50,000,000 shares
  authorized; no shares outstanding).......................    $         --         $         --
Common shares (par value $1.00; 100,000,000 shares
  authorized; 25,499,999 shares outstanding)...............      25,499,999           25,499,999
Additional paid-in capital.................................     329,496,091          329,496,091
Notes receivable from stock sales..........................      (1,367,241)          (1,286,741)
Accumulated other comprehensive income (loss)..............       2,064,971          (11,269,216)
Retained earnings..........................................      85,521,956           49,614,761
                                                               ------------         ------------
                                                               $441,215,776         $392,054,894
                                                               ------------         ------------
Total Liabilities and Stockholders' Equity.................    $441,260,869         $392,092,490
                                                               ============         ============

---------------
(1) Eliminated on consolidation

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  SCHEDULE II

                            STATEMENTS OF OPERATIONS
                                (PARENT COMPANY)

                                                               YEAR ENDED DECEMBER 31
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
REVENUES
Interest income.....................................  $   264,853    $   305,605    $   573,683
                                                      -----------    -----------    -----------
Total revenues......................................      264,853        305,065        573,683
                                                      -----------    -----------    -----------
EXPENSES
Operating expenses..................................      878,816        860,899        573,200
                                                      -----------    -----------    -----------
Net Income (loss) before equity in earnings of
  subsidiaries......................................     (613,963)      (555,294)           483
Equity in earnings of subsidiaries(1)...............   40,601,158     36,258,438     19,011,134
                                                      -----------    -----------    -----------
  Net Income........................................  $39,987,195    $35,703,144    $19,011,617
                                                      ===========    ===========    ===========

---------------
(1) Eliminated on consolidation

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  SCHEDULE II

                            STATEMENTS OF CASH FLOWS
                                (PARENT COMPANY)

                                                             YEAR ENDED DECEMBER 31
                                                  ---------------------------------------------
                                                      2000            1999            1998
                                                  ------------    ------------    -------------
OPERATING ACTIVITIES
Net Income......................................  $ 39,987,195    $ 35,703,144    $  19,011,617
Adjustments to reconcile net income to net cash
  provided (used) by operations:
Equity in earnings of subsidiaries(1)...........   (40,601,158)    (36,258,438)     (19,011,134)
Other assets....................................            --            (813)         218,000
Accounts payable................................         7,497          26,075         (221,479)
                                                  ------------    ------------    -------------
Net cash provided (used) by operating
  activities....................................      (606,466)       (530,032)          (2,996)
                                                  ------------    ------------    -------------
INVESTING ACTIVITIES
Dividend received from subsidiary...............     4,080,000       1,020,000               --
Return of capital from subsidiary(1)............    19,550,000       9,000,000               --
Investment in subsidiary(1).....................   (19,550,000)     (9,193,500)    (345,000,000)
                                                  ------------    ------------    -------------
Net cash provided (used) by investing
  activities....................................     4,080,000         826,500     (345,000,000)
                                                  ------------    ------------    -------------
FINANCING ACTIVITIES
Net proceeds from sale of company stock.........            --         (21,013)     353,376,035
Repayment of notes receivable, less accrued
  interest......................................       (80,500)        104,327               --
Dividends paid to stockholders..................    (4,080,000)     (4,080,000)      (1,020,000)
                                                  ------------    ------------    -------------
Net cash provided (used) by financing
  activities....................................    (4,160,500)     (3,996,686)     352,356,035
                                                  ------------    ------------    -------------
Increase (Decrease) in cash and cash
  equivalents...................................      (686,966)     (3,700,218)       7,353,039
Cash and cash equivalents, beginning of
  period........................................     3,652,821       7,353,039               --
                                                  ------------    ------------    -------------
Cash and cash equivalents, end of period........  $  2,965,855    $  3,652,821    $   7,353,039
                                                  ============    ============    =============

---------------
(1) Eliminated on consolidation

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is hereby incorporated by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is hereby incorporated by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is hereby incorporated by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is hereby incorporated by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed or incorporated by reference as part of this Form 10-K.

          1. Financial Statements

     The audited consolidated financial statements of Annuity and Life Re (Holdings), Ltd. and the related auditor's report listed in the Index to Financial Statements and Financial Statement Schedule appearing on page 21.

          2. Financial Statement Schedule

     The schedule listed in the Index to Financial Statements and Financial Statement Schedule appearing on pages 42-44.

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

*+10.4   Amendment No. 1, dated as of February 27, 1998, between
         Robert P. Mills, Jr. and the Company (Exhibit 10.10 to the
         Registration Statement).
*+10.5   Employment Agreement, dated as of January 8, 1998, between
         Robert J. Reale and the Company (Exhibit 10.6 to the
         Registration Statement).
*+10.6   Amendment No. 1, dated as of February 1, 1998, to Employment
         Agreement, dated as of January 8, 1998, between Robert J.
         Reale and the Company (Exhibit 10.9 to the Registration
         Statement).
*+10.7   Employment Agreement dated as of March 2, 1998, between
         William W. Atkin and the Company (Exhibit 10.15 to the
         Registration Statement).
*+10.8   Employment Agreement, dated as of March 5, 1998, between
         Richard Tucker and the Company (Exhibit 10.16 to the
         Registration Statement).
 *10.9   Agreement, dated as of December 23, 1997, between
         Inter-Atlantic Securities Corp. and the Company (Exhibit
         10.4 to the Registration Statement).
*+10.10  Initial Stock Option Plan, as amended and restated effective
         April 29, 1999 (Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
 *10.11 Registration Rights Agreement, dated as of January 9, 1998, between the Company and the holders of the Class A Warrants
         (Exhibit 10.5 to the Registration Statement).
 *10.12  Form of Securities Purchase Agreement entered into by The
         Prudential Insurance Company of America and the Company,
         EXEL Limited and the Company, Risk Capital Reinsurance
         Company and the Company, Insurance Partners, L.P. and the
         Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.12 to the Registration Statement).
 *10.13  Form of Registration Rights Agreement entered into between
         The Prudential Insurance Company of America and the Company,
         EXEL Limited and the Company, Risk Capital Reinsurance
         Company and the Company, Insurance Partners, L.P. and the
         Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.13 to the Registration Statement).
  10.14  Letter Agreement, dated as of May 1, 2000, between Risk
         Capital Reinsurance Company, the Company and XL Capital Ltd.
 *10.15  Letter Agreement, dated as of December 23, 1997, between
         Prudential Securities Incorporated and the Company and related indemnification agreement (Exhibit 10.17 to the Registration Statement).
 *10.16  Letter Agreement, dated as of March 19, 1998, among
         Insurance Partners, L.P., Insurance Partners Offshore
         (Bermuda), L.P. and the Company, which has been assigned to Overseas Partners, Ltd. (Exhibit 10.18 to the Registration
         Statement).
*+10.17  Employment Agreement, dated as of January 1, 1999, among
         Gary Scofield, Annuity and Life Reassurance, Ltd. and the
         Company (Exhibit 10.17 to the Company's Form 10-K filed on
         March 29, 2000).
*+10.18  Employment Agreement, dated as of July 1, 1999, among Bryan
         Featherstone, Annuity and Life Re America, Inc. and the
         Company (Exhibit 10.18 to the Company's Form 10-K filed on
         March 29, 2000).
  21.1   Subsidiaries of the Company.
  23.1   Consent of KPMG (Independent Accountants).

---------------
 *  Previously filed with the Commission and incorporated herein by reference.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

     (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended December 31, 2000.

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

                       SIGNATURE                                DATE
                       ---------                                ----
                 /s/ LAWRENCE S. DOYLE                    February 14, 2001
--------------------------------------------------------
             Lawrence S. Doyle, President,
          Chief Executive Officer and Director

                  /s/ WILLIAM W. ATKIN                    February 14, 2001
--------------------------------------------------------
        William W. Atkin, Senior Vice President,
         Chief Financial Officer and Treasurer

                /s/ FREDERICK S. HAMMER                   February 15, 2001
--------------------------------------------------------
       Frederick S. Hammer, Chairman and Director

                 /s/ ROBERT M. LICHTEN                    February 15, 2001
--------------------------------------------------------
    Robert M. Lichten, Deputy Chairman and Director

                  /s/ ROBERT CLEMENTS                     March 6, 2001
--------------------------------------------------------
               Robert Clements, Director

              /s/ MICHAEL P. ESPOSITO, JR.                February 15, 2001
--------------------------------------------------------
           Michael P. Esposito, Jr., Director

                /s/ LEE M. GAMMILL, JR.                   February 15, 2001
--------------------------------------------------------
             Lee M. Gammill, Jr., Director

                     /s/ MARK GRIER                       February 15, 2001
--------------------------------------------------------
                  Mark Grier, Director

                  /s/ MARY R. HENNESSY                    February 15, 2001
--------------------------------------------------------
                    Mary R. Hennessy

                 /s/ DONALD J. MATTHEWS                   February 15, 2001
--------------------------------------------------------
              Donald J. Matthews, Director

                       SIGNATURE                                DATE
                       ---------                                ----

                  /s/ BRIAN M. O'HARA                     February 22, 2001
--------------------------------------------------------
               Brian M. O'Hara, Director

                /s/ JERRY S. ROSENBLOOM                   February 15, 2001
--------------------------------------------------------
             Jerry S. Rosenbloom, Director

                  /s/ WALTER A. SCOTT                     February 15, 2001
--------------------------------------------------------
               Walter A. Scott, Director

                   /s/ JON W. YOSKIN                      February 15, 2001
--------------------------------------------------------
              Jon W. Yoskin, II, Director