Form 10-Q
period 2001-03-31
ANNUITY & LIFE RE HOLDINGS LTD
filed 2001-05-14
CIK 1051628

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

          CUMBERLAND HOUSE, 1 VICTORIA STREET, HAMILTON HM 11, BERMUDA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                                Yes [X]  No [ ]

     The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of May 5, 2001 was 25,502,663.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                        PART I -- FINANCIAL INFORMATION

                                                                       PAGE
                                                                       -----
ITEM 1.  Unaudited Consolidated Financial Statements
         Consolidated Balance Sheets March 31, 2001 and December 31,
         2000........................................................      2
         Consolidated Statements of Operations Three Months ended
         March 31, 2001 and March 31, 2000...........................      3
         Consolidated Statements of Comprehensive Income Three Months
         ended March 31, 2001 and March 31, 2000.....................      4
         Consolidated Statements of Cash Flows Three Months ended
         March 31, 2001 and March 31, 2000...........................      5
         Consolidated Statements of Changes in Stockholders' Equity
         Three Months ended March 31, 2001 and March 31, 2000........      6
         Notes to Unaudited Consolidated Financial Statements........    7-8
ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   9-12

                         PART II -- OTHER INFORMATION
ITEM 6.  Exhibits and Reports on Form 8-K............................     13
Signatures...........................................................
Exhibits.............................................................

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

                      (Expressed in United States Dollars)

                                                              MARCH 31, 2001    DECEMBER 31, 2000
                                                              --------------    -----------------
ASSETS
  Cash and cash equivalents.................................  $   20,869,249     $   52,691,974
  Fixed maturity investments, available for sale, at fair
     value (amortized cost of $298,519,104 at March 31,
     2001; at December 31, 2000: $266,967,810)..............     304,989,644        269,127,422
  Funds withheld at interest................................   1,493,720,964      1,530,109,853
  Accrued investment income.................................       3,971,985          3,760,138
  Other reinsurance receivables.............................      32,847,527         29,552,630
  Receivable for reinsurance ceded..........................     105,096,018        104,495,543
  Deferred policy acquisition costs.........................     233,168,904        228,728,083
  Insurance licenses, net of amortization...................       2,214,446          2,243,330
  Other assets..............................................       5,357,099          3,977,918
                                                              --------------     --------------
          Total Assets......................................  $2,202,235,836     $2,224,686,891
                                                              ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Reserves for future policy benefits.......................  $  179,400,953     $  174,953,018
  Interest-sensitive contracts liabilities..................   1,553,352,475      1,595,128,506
  Other reinsurance liabilities.............................       8,005,020          7,623,822
  Payable for investments purchased.........................              --             25,863
  Accounts payable and accrued expenses.....................       5,378,378          5,739,906
                                                              --------------     --------------
          Total Liabilities.................................  $1,746,136,826     $1,783,471,115
                                                              --------------     --------------
STOCKHOLDERS' EQUITY
Preferred Shares (par value $1.00; 50,000,000 shares
  authorized; no shares outstanding)........................              --                 --
Common Shares (par value $1.00; 100,000,000 shares
  authorized; 25,502,663 shares outstanding at March 31,
  2001; 25,499,999 at December 31, 2000)....................  $   25,502,663     $   25,499,999
Additional paid-in capital..................................     329,551,036        329,496,091
Notes receivable from stock sales...........................      (1,387,366)        (1,367,241)
Accumulated other comprehensive income......................       6,470,540          2,064,971
Retained earnings...........................................      95,962,137         85,521,956
                                                              --------------     --------------
          Total Stockholders' Equity........................  $  456,099,010     $  441,215,776
                                                              --------------     --------------
          Total Liabilities and Stockholders' Equity........  $2,202,235,836     $2,224,686,891
                                                              ==============     ==============

          See accompanying notes to consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                      (Expressed in United States Dollars)

                                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                                            MARCH 31, 2001        MARCH 31, 2000
                                                          ------------------    ------------------
REVENUES
  Net premiums..........................................     $53,513,153           $36,230,006
  Investment income, net of related expenses............      23,089,810            26,797,697
  Net realized investment gains (losses)................          25,621              (562,825)
  Other.................................................       3,133,471             1,807,601
                                                             -----------           -----------
  Total Revenues........................................     $79,762,055           $64,272,479
                                                             -----------           -----------
BENEFITS AND EXPENSES
  Claims and policy benefits............................     $41,624,668           $32,958,111
  Net cost on interest sensitive Contract liabilities...       6,691,470             8,427,558
  Policy acquisition costs and other insurance
     expenses...........................................      17,065,533            13,081,828
  Operating expenses....................................       2,665,070             1,991,214
                                                             -----------           -----------
  Total Benefits and Expenses...........................     $68,046,741           $56,458,711
                                                             -----------           -----------
     Net Income.........................................     $11,715,314           $ 7,813,768
                                                             ===========           ===========
  NET INCOME PER COMMON SHARE (NOTE 3):
     Basic..............................................     $      0.46           $      0.31
     Diluted............................................     $      0.42           $      0.28

          See accompanying notes to consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   UNAUDITED

                      (Expressed in United States Dollars)

                                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                                            MARCH 31, 2001        MARCH 31, 2000
                                                          ------------------    ------------------
Net Income for period...................................     $11,715,314            $7,813,768
Other comprehensive income:
Unrealized holding gains on securities arising during
  period................................................       4,405,569               125,110
                                                             -----------            ----------
Total Comprehensive income..............................     $16,120,883            $7,938,878
                                                             ===========            ==========

          See accompanying notes to consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                      (Expressed in United States Dollars)

                                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                                            MARCH 31, 2001        MARCH 31, 2000
                                                          ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................................     $ 11,715,314          $  7,813,768
Adjustments to reconcile net income to cash provided
  (used) by operating activities........................
Net realized investment (gains) losses..................          (25,621)              562,825
Changes in:
Accrued investment income...............................         (211,847)              515,209
Deferred policy acquisition costs.......................       (4,440,821)            9,970,329
Other assets............................................       (1,375,680)             (296,586)
Reserves for future policy benefits.....................        4,447,934             3,001,429
Interest sensitive contracts, net of funds withheld.....       (5,387,142)           (5,065,449)
Other reinsurance receivables and liabilities...........       (3,514,174)          (13,303,504)
Accounts payable........................................         (361,527)             (469,216)
                                                             ------------          ------------
Net cash provided by operating activities...............          846,436             2,728,805
                                                             ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed maturity securities........       39,688,054            88,736,991
Purchase of fixed maturity securities...................      (71,119,566)          (92,382,714)
                                                             ------------          ------------
Net cash used by investing activities...................      (31,431,512)           (3,645,723)
                                                             ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of company stock.................           57,609                    --
Interest accrued on notes receivable....................          (20,125)              (20,125)
Shareholder dividends...................................       (1,275,133)           (1,020,000)
                                                             ------------          ------------
Net cash used by financing activities...................       (1,237,649)           (1,040,125)
                                                             ------------          ------------
Decrease in cash and cash equivalents...................      (31,822,725)           (1,957,043)
Cash and cash equivalents, beginning of period..........       52,691,974            31,187,242
                                                             ------------          ------------
Cash and cash equivalents, end of period................     $ 20,869,249          $ 29,230,199
                                                             ============          ============

          See accompanying notes to consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   UNAUDITED

                      (Expressed in United States Dollars)

                                                           THREE MONTHS ENDED    THREE MONTHS ENDED
                                                             MARCH 31, 2001        MARCH 31, 2000
                                                           ------------------    ------------------
PREFERRED SHARES PAR VALUE $1.00
Balance at beginning and end of period...................     $         --          $         --
                                                              ------------          ------------
COMMON SHARES PAR VALUE $1.00
Balance at beginning of period...........................     $ 25,499,999          $ 25,499,999
Issuance of shares.......................................            2,664                    --
                                                              ------------          ------------
Balance at end of period.................................     $ 25,502,663          $ 25,499,999
                                                              ------------          ------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period...........................     $329,496,091          $329,496,091
Issuance of shares.......................................           54,945                    --
                                                              ------------          ------------
Balance at end of period.................................     $329,551,036          $329,496,091
                                                              ------------          ------------
NOTES RECEIVABLE FROM STOCK SALES
Balance at beginning of period...........................     $ (1,367,241)         $ (1,286,741)
Accrued interest during period...........................          (20,125)              (20,125)
                                                              ------------          ------------
Balance at end of period.................................     $ (1,387,366)         $ (1,306,866)
                                                              ------------          ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of period...........................     $  2,064,971          $(11,269,216)
Net unrealized holding gains on securities...............        4,405,569               125,110
                                                              ------------          ------------
Balance at end of period.................................     $  6,470,540          $(11,144,106)
                                                              ------------          ------------
RETAINED EARNINGS
Balance at beginning of period...........................     $ 85,521,956          $ 49,614,761
Net income...............................................       11,715,314             7,813,768
Stockholder Dividends....................................       (1,275,133)           (1,020,000)
                                                              ------------          ------------
Balance at end of period.................................     $ 95,962,137          $ 56,408,529
                                                              ------------          ------------
TOTAL STOCKHOLDERS' EQUITY...............................     $456,099,010          $398,953,647
                                                              ============          ============

          See accompanying notes to consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Annuity and Life Re (Holdings), Ltd. ("Holdings") was incorporated on December 2, 1997 under the laws of Bermuda. Holdings provides annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiaries:
Annuity and Life Reassurance, Ltd. ("Annuity and Life Reassurance"), licensed under the laws of Bermuda as a long term insurer; Annuity and Life Re America, Inc. ("Annuity and Life Re America"), an insurance holding company based in the United States; and Annuity and Life Reassurance America, Inc. ("Annuity and Life Reassurance America"), a life insurance company domiciled in the United States. Holdings, Annuity and Life Reassurance, Annuity and Life Re America and Annuity and Life Reassurance America are collectively referred to herein as the "Company".

2.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10 K for the fiscal year ended December 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements.

3.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                THREE MONTHS ENDED
                                                            --------------------------
                                                             MARCH 31,      MARCH 31,
                                                               2001           2000
                                                            -----------    -----------
Net Income................................................  $11,715,314    $ 7,813,768
Weighted average number of common shares outstanding......   25,501,331     25,499,999
Weighted average number of common shares outstanding
  including shares issuable from exercise of options and
  warrants................................................   27,960,971     27,443,307
Earnings per share........................................  $      0.46    $      0.31
Earnings per share assuming dilution......................  $      0.42    $      0.28

4.  ACCOUNTING STANDARDS

     In September 2000, the Financial Accounting Standards Board (FASB) issued Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of SFAS Statement No. 125". It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. However, most of the provisions of SFAS No. 125 have been carried over without change. The Statement is effective for transactions occurring after March 31, 2001 and is effective for recognition, reclassification and disclosures of transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively, with certain exceptions. Management has reviewed this Statement and has concluded that it does not significantly affect its current financial reporting.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 2000 the FASB issued Statement No. 138, which amended Statement No. 133,

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

Statements No. 133 and 138 are effective for all fiscal years beginning after June 15, 2000 .The Company does not hold any derivatives and does not engage in any derivative hedging activities, although it may do so in the future. Management has reviewed these Statements and has concluded that they do not significantly affect its current financial reporting.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.  GENERAL

     Annuity and Life Re (Holdings), Ltd. ("Holdings") was incorporated on December 2, 1997 under the laws of Bermuda. Holdings provides annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiaries:
Annuity and Life Reassurance, Ltd. ("Annuity and Life Reassurance"), licensed under the insurance laws of Bermuda as a long term insurer; Annuity and Life Re America, Inc. ("Annuity and Life Re America"), an insurance holding company based in the United States; and Annuity and Life Reassurance America, Inc. ("Annuity and Life Reassurance America"), a life insurance company domiciled in the United States. Holdings, Annuity and Life Reassurance, Annuity and Life Re America and Annuity and Life Reassurance America are collectively referred to herein as the "Company".

2.  OPERATING RESULTS

     Net Income. For the three-month period ended March 31, 2001, we had consolidated net income of $11,715,000 or $0.46 per common share, $0.42 per common share on a fully diluted basis, compared with $7,814,000 or $0.31 per common share, $0.28 per common share on a fully diluted basis for the three months ended March 31, 2000. The net income for the quarter ended March 31, 2001 as compared with the quarter ended March 31, 2000 reflects the strong growth and development of our reinsurance operations, favorable underwriting and investment results.

     Net Operating Income. In addition to net income, we report net operating income. This is not a substitute for net income computed in accordance with accounting principles generally accepted in the United States of America (U.S.
GAAP), but is an important measure used by management, investors and others to measure our results. We define net operating income as net income excluding realized gains and losses from the sale of investments. Our definition of net operating income may differ from that used by other public life and annuity companies.

     For the three-month period ended March 31, 2001, our net operating income increased 40% over the comparable prior year period. Net operating income for the three month period ended March 31, 2001 was $11,690,000 or $0.46 per common share, $0.42 per common share on a fully diluted basis, compared with $8,377,000 or $0.33 per common share, $0.31 per common share on a fully diluted basis for the three months ended March 31, 2000. The increase in net operating income for the quarter ended March 31, 2001 as compared with the quarter ended March 31, 2000 reflects strong revenue growth and development of our reinsurance operations, favorable underwriting and investment results.

     Net Premiums. Net premium revenue for the three-month period ended March 31, 2001 was $53,513,000, an increase of 48% over the three months ended March 31, 2000. Substantially all the premium revenue was derived from traditional ordinary life reinsurance developed directly and through the use of intermediaries. The growth in premium revenue reflects the level of new business written and the increase in the face amount of insurance in force. At March 31, 2001 the total face amount of life insurance in force was $83.2 billion compared with approximately $52.7 billion at March 31, 2000, an increase of 58%, and $77.0 billion at December 31, 2000. New business writings and premium levels are significantly influenced by the seasonal nature of the life reinsurance marketplace and by large transactions and therefore can fluctuate from period to period.

     Net Investment Income. Total net investment income for the three month period ended March 31, 2001 was $23,090,000 as compared with $26,797,000 for the three months ended March 31, 2000. The decrease in investment income is primarily due to the decrease in income earned on Funds Withheld under modified coinsurance agreements related to our Interest Sensitive Contracts Liabilities. The income earned on the Funds Withheld for the three months ended March 31, 2001 and 2000 was $18,050,000 and $21,800,000, respectively. The average yield rate earned on an annualized basis on the invested assets, excluding the Funds

Withheld, for this period was approximately 6.52% as compared with 6.41% for the three months ended March 31, 2000.

     Realized Investment Gains. Realized investment gains (losses) for the three months ended March 31, 2001 and 2000 were $26,000 and ($563,000), respectively. These gains and losses result from normal active management of our investment portfolio intended to improve performance and increase future operating income.

     Realized gains and losses are not considered by the Company to be recurring components of earnings. We make decisions concerning the sales of invested assets based on a variety of market, business and other factors.

     During the three month period ended March 31, 2001, unrealized gains were $4,405,000 as compared with $125,000 during the three-month period ended March 31, 2000, which were included in Other Comprehensive Income. The unrealized gains are principally related to changes in the general level of interest rates during those periods.

     Claims and Policy Benefits. Life insurance claims and policy benefits for the three months ended March 31, 2001 and 2000 were $37,742,000, 76% of net premium and $32,958,000, 91% of net premium, respectively. Aggregate experience reported for the three months ended March 31, 2001 was within pricing parameters and expected levels, taking into consideration seasonal incidence of claims. On a percentage of premium basis results for the three months ended March 31, 2001 were significantly better than the results reported for the three months ended March 31, 2000. During the three months ended March 31, 2000 we reported an increase in the number of life insurance claims and higher than expected losses. This variance from expected losses was primarily due to incorrect claim information provided by one reinsurance client. This was corrected in the three month period ended December 31, 2000 when we received corrected information from the client company. Although we expect mortality to be fairly constant over long periods of time, it will fluctuate from period to period. Reserves for future policy benefits are determined by claims reported from ceding companies, our aggregate experience, seasonal claim patterns and overall mortality trends.

     Interest Credited to Interest Sensitive Contracts Liabilities. Interest credited to Interest Sensitive Contract Liabilities, which are liabilities we assume under certain reinsurance agreements we enter into, for the three months ended March 31, 2001 and 2000 was $6,691,000 and $8,428,000, respectively. The decrease reflects the level of our Interest Sensitive Contracts Liabilities and is related to income earned on the related funds withheld at interest. The income earned on the funds withheld at interest for the three months ended March 31, 2001 and 2000 was $18,050,000 and $21,800,000, respectively.

     Policy Acquisition and Other Insurance Expenses. Policy acquisition and other insurance expenses, consisting primarily of allowances and amortization of deferred policy acquisition costs, for the three months ended March 31, 2001 and 2000 were $17,066,000 and $13,081,000, respectively. Generally, policy acquisition costs and other insurance expenses fluctuate with business volume and changes in product mix. The increase in these costs reflects the growth and development of our life and annuity business.

     Other Operating Expenses. Operating expenses for the three month period ending March 31, 2001 and 2000 were $2,666,000, or 3.3% of total revenue and $1,991,000 or 3.1% of total revenue, respectively. We consider the operating expense level to be low by industry standards and to be in line with the Company's plan to be a low cost provider.

3.  FINANCIAL CONDITION

  Investments

     Cash & Fixed Maturity Investments

     Invested assets, including cash and cash equivalents, amounted to $325,859,000 at March 31, 2001 as compared with $321,819,000 at December 31,
2000. At March 31, 2001 and December 31, 2000 net unrealized gains on invested assets were $6,471,000 and $2,065,000 respectively, and generally reflect the declines in interest rates during the periods.

     The Company's investment policy is designed to achieve above average risk adjusted returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity and match the cash flows of the portfolio to the required cash flows for the related liabilities.

     Funds Withheld at Interest -- Interest Sensitive Contracts Liabilities

     Assets with a carrying value of approximately $1,493,721,000 at March 31, 2001 and $1,530,110,000 at December 31, 2000, related to annuity reinsurance agreements entered into by the Company are held by and managed by the ceding company in segmented portfolios. The liability for the annuity reinsurance is included on the Company's Balance Sheet as Interest Sensitive Contracts Liabilities. During the three month period ended March 31, 2001 these assets and liabilities each decreased approximately 2.5% reflecting the level of new deposits accepted by the Company and benefit payments made by the Company under the reinsurance agreements.

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

     For the three-month period ended March 31, 2001 we generated $846,000 from our operating activities as compared with $2,729,000 from our operating activities for the three months ended March 31, 2000. This change is primarily related to the development of our insurance operations, the underwriting results and the initial costs associated with writing new life reinsurance and annuity reinsurance business.

     Our capital structure currently consists entirely of equity. At March 31, 2001 our total capitalization after deducting certain loans to management and including retained earnings and accumulated other comprehensive income amounted to $456,099,000 as compared with $441,216,000 at December 31, 2000. We continuously review our capital adequacy and we believe this level of capital is sufficient to support the Company's insurance writings and growth for the near future.

     At March 31, 2001 we had no outstanding debt. At March 31, 2001 and December 31, 2000 letters of credit totaling $185,972,000 and $183,687,000, respectively, issued in the ordinary course of the Company's business have been issued by the Company's bankers in favor of certain ceding insurance companies to provide security and to meet regulatory requirements. At March 31, 2001 and December 31, 2000 letters of credit totaling $139,737,000 and $138,000,000, respectively, were fully collateralized by our investments. The Company may incur indebtedness in the future in connection with possible acquisitions of, investments in, joint ventures with or strategic alliances with companies whose businesses compliment the Company's business.

     At March 31, 2001 and December 31, 2000 investments of $65,267,000 and $63,410,000, respectively, were held in trust for the benefit of certain ceding insurance companies to provide security and to meet regulatory requirements.

     On February 15, 2001 the Board of Directors declared a quarterly stockholder dividend of $.05 per share payable to shareholders of record on March 8, 2001. The Board intends to continue to declare and payout of earnings a quarterly dividend. The continued payment of dividends is dependent on the ability of our operating subsidiaries to achieve satisfactory underwriting and investment results and other factors determined to be relevant by the Company's Board of Directors.

     The Company has no material commitments for capital expenditures as of March 31, 2001.

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

                           PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -- The following exhibits are filed as part of this report on Form 10-Q:

          4. Annuity and Life Re (Holdings), Ltd. Bye-Laws, as amended effective April 27 2000, are incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

     (b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the period ended March 31, 2001.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            Annuity and Life Re (Holdings), Ltd.

Date: May 10, 2001                                          /s/ LAWRENCE S. DOYLE
                                                            --------------------------------------------
                                                            Name: Lawrence S. Doyle
                                                            Title: President and Chief Executive Officer
                                                                  (Principal Executive Officer)

Date: May 10, 2001                                          /s/ WILLIAM W. ATKIN
                                                            --------------------------------------------
                                                            Name: William W. Atkin
                                                            Title: Chief Financial Officer and Treasurer
                                                                  (Principal Accounting and Financial
                                                            Officer)