Form 10-Q
period 2001-06-30
ANNUITY & LIFE RE HOLDINGS LTD
filed 2001-08-13
CIK 1051628

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                              Yes  [X]     No  [ ]

     The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of August 3, 2001 was 25,680,828.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                        PART I -- FINANCIAL INFORMATION

                                                                       PAGE
                                                                       -----
ITEM 1.  Unaudited Consolidated Financial Statements
         Consolidated Balance Sheets                                       2
         June 30, 2001 (unaudited) and December 31, 2000.............
         Unaudited Consolidated Statements of Operations                   3
         Three and Six Months ended June 30, 2001 and 2000...........
         Unaudited Consolidated Statements of Comprehensive Income         4
         Three and Six Months ended June 30, 2001 and 2000...........
         Unaudited Consolidated Statements of Cash Flows                   5
         Six Months ended June 30, 2001 and 2000.....................
         Unaudited Consolidated Statements of Changes in                   6
         Stockholders' Equity
         Six Months ended June 30, 2001 and 2000.....................
         Notes to Unaudited Consolidated Financial Statements........      7
ITEM 2.  Management's Discussion and Analysis of Financial Condition    9-12
         and Results of Operations...................................
ITEM 3.  Quantitative and Qualitative Disclosures About Market            13
         Risk........................................................

                        PART II -- OTHER INFORMATION
ITEM 4.  Submission of Matters to a Vote of Security Holders.........     13
ITEM 6.  Exhibits and Reports on Form 8-K............................     13
         Signatures..................................................     14

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                              JUNE 30, 2001     DECEMBER 31, 2000
                                                              --------------    -----------------
ASSETS
Cash and cash equivalents...................................  $   36,560,587     $   52,691,974
Fixed maturity investments, available for sale, at fair
  value (amortized cost of $297,871,915 at June 30, 2001;
  December 31, 2000 $266,967,810)...........................     301,502,666        269,127,422
Funds withheld at interest..................................   1,508,013,594      1,530,109,853
Accrued investment income...................................       4,713,814          3,760,138
Other reinsurance receivables...............................      17,300,234         29,552,630
Receivable for reinsurance ceded............................     109,306,285        104,495,543
Receivable for investments sold.............................       4,929,379                 --
Deferred policy acquisition costs...........................     246,380,910        228,728,083
Insurance Licenses, net of amortization.....................       2,185,562          2,243,330
Other assets................................................       5,236,497          3,977,918
                                                              --------------     --------------
          Total Assets......................................  $2,236,129,528     $2,224,686,891
                                                              ==============     ==============
LIABILITIES
Reserves for future policy benefits.........................  $  191,001,428     $  174,953,018
Interest-sensitive contracts liabilities....................   1,550,815,988      1,595,128,506
Other reinsurance liabilities...............................      15,726,473          7,623,822
Payable for investments purchased...........................       4,792,058             25,863
Accounts payable and accrued expenses.......................       5,950,813          5,739,906
                                                              --------------     --------------
          Total Liabilities.................................  $1,768,286,760     $1,783,471,115
                                                              --------------     --------------
STOCKHOLDERS' EQUITY
Preferred Shares (par value $1.00; 50,000,000 shares
  authorized; no shares outstanding)........................  $           --     $           --
Common Shares (par value $1.00; 100,000,000 shares
  authorized; 25,680,828 shares outstanding at June 30,
  2001; December 31, 2000: 25,499,999 shares................      25,680,828         25,499,999
Additional paid-in capital..................................     332,049,592        329,496,091
Notes receivable from stock sales...........................      (1,407,491)        (1,367,241)
Accumulated other comprehensive income......................       3,630,751          2,064,971
Retained earnings...........................................     107,889,088         85,521,956
                                                              --------------     --------------
          Total Stockholders' Equity........................  $  467,842,768     $  441,215,776
                                                              --------------     --------------
          Total Liabilities and Stockholders' Equity........  $2,236,129,528     $2,224,686,891
                                                              ==============     ==============

     See accompanying notes to unaudited consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                      (EXPRESSED IN UNITED STATES DOLLARS)

                                       3 MONTHS ENDED   3 MONTHS ENDED   6 MONTHS ENDED   6 MONTHS ENDED
                                       JUNE 30, 2001    JUNE 30, 2000    JUNE 30, 2001    JUNE 30, 2000
                                       --------------   --------------   --------------   --------------
REVENUES
Net premiums.........................   $61,628,943      $37,684,372      $115,142,096     $ 73,914,378
Investment income, net of related
  expenses...........................    19,605,194       25,819,232        42,695,004       52,616,929
Net realized investment gains
  (losses)...........................       320,629       (2,417,880)          346,250       (2,980,705)
Other................................     4,644,690        1,589,357         7,778,161        3,396,958
                                        -----------      -----------      ------------     ------------
          Total Revenues.............   $86,199,456      $62,675,081      $165,961,511     $126,947,560
                                        -----------      -----------      ------------     ------------
BENEFITS AND EXPENSES
Claims and policy benefits...........   $45,201,447      $29,898,304      $ 86,826,115     $ 62,856,415
Net cost of interest sensitive
  contract liabilities...............     4,497,407        7,475,510        11,188,877       15,903,068
Policy acquisition costs and other
  insurance expenses.................    20,609,472       15,313,661        37,675,005       28,395,489
Operating expenses...................     2,689,045        2,165,313         5,354,115        4,156,527
                                        -----------      -----------      ------------     ------------
Total Benefits and Expenses..........   $72,997,371      $54,852,788      $141,044,112     $111,311,499
                                        -----------      -----------      ------------     ------------
          Net Income.................   $13,202,085      $ 7,822,293      $ 24,917,399     $ 15,636,061
                                        ===========      ===========      ============     ============
NET INCOME PER COMMON SHARE (NOTE 3):
Basic................................   $      0.52      $      0.31      $       0.97     $       0.61
Diluted..............................   $      0.47      $      0.29      $       0.89     $       0.57

     See accompanying notes to unaudited consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   UNAUDITED

                      (EXPRESSED IN UNITED STATES DOLLARS)

                                       3 MONTHS ENDED   3 MONTHS ENDED   6 MONTHS ENDED   6 MONTHS ENDED
                                       JUNE 30, 2001    JUNE 30, 2000    JUNE 30, 2001    JUNE 30, 2000
                                       --------------   --------------   --------------   --------------
Net income for period................   $13,202,085      $ 7,822,293      $24,917,399      $15,636,061
Other comprehensive income (loss):
Unrealized holding gains (losses) on
  securities arising during period...    (2,839,789)       3,146,152        1,565,780        3,271,262
                                        -----------      -----------      -----------      -----------
Total comprehensive income...........   $10,362,296      $10,968,445      $26,483,179      $18,907,323
                                        ===========      ===========      ===========      ===========

     See accompanying notes to unaudited consolidated financial statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                              6 MONTHS ENDED    6 MONTHS ENDED
                                                              JUNE 30, 2001     JUNE 30, 2000
                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  24,917,399     $  15,636,061
Adjustments to reconcile net income to cash provided (used)
  by operating activities...................................
Net realized investment losses (gains)......................       (346,250)        2,980,705
Changes in:
Accrued investment income...................................       (953,676)          994,666
Deferred policy acquisition costs...........................    (17,652,827)       21,409,256
Other reinsurance receivables...............................      7,441,654      (110,539,559)
Other assets................................................     (1,226,194)       (1,016,741)
Reserves for future policy benefits.........................     16,048,410       109,908,330
Interest sensitive contracts, net of funds withheld.........    (22,216,259)      (33,100,476)
Other reinsurance liabilities...............................      8,102,651        (4,683,435)
Accounts payable............................................        210,907          (912,681)
                                                              -------------     -------------
Net cash provided by operating activities...................  $  14,325,815     $     676,126
                                                              -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed maturity securities............  $ 102,410,728     $ 192,402,916
Purchase of fixed maturity securities.......................   (133,011,744)     (165,214,278)
Acquisition of business.....................................             --       (13,181,790)
                                                              -------------     -------------
Net cash provided (used) by investing activities............    (30,601,016)       14,006,848
                                                              -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares..........................................      2,734,330                --
Interest accrued on notes receivable........................        (40,250)          (40,250)
Dividends paid to stockholders..............................     (2,550,266)       (2,040,000)
                                                              -------------     -------------
Net cash provided (used) by financing activities............        143,814        (2,080,250)
                                                              -------------     -------------
Increase (decrease) in cash and cash equivalents............    (16,131,387)       12,602,724
Cash and cash equivalents, beginning of period..............     52,691,974        31,187,242
                                                              -------------     -------------
Cash and cash equivalents, end of period....................  $  36,560,587     $  43,789,966
                                                              =============     =============

     See accompanying notes to unaudited consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   UNAUDITED

                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                              6 MONTHS ENDED    6 MONTHS ENDED
                                                              JUNE 30, 2001     JUNE 30, 2000
                                                              --------------    --------------
PREFERRED SHARES PAR VALUE $1.00
Balance at beginning and end of period......................   $         --      $         --
                                                               ------------      ------------
COMMON SHARES PAR VALUE $1.00
Balance at beginning of period..............................   $ 25,499,999      $ 25,499,999
Issuance of shares..........................................        180,829                --
                                                               ------------      ------------
Balance at end of period....................................   $ 25,680,828      $ 25,499,999
                                                               ------------      ------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period..............................   $329,496,091      $329,496,091
Issuance of shares..........................................      2,553,501                --
                                                               ------------      ------------
Balance at end of period....................................   $332,049,592      $329,496,091
                                                               ------------      ------------
NOTES RECEIVABLE FROM STOCK SALES
Balance at beginning of period..............................   $ (1,367,241)     $ (1,286,741)
Accrued interest during period..............................        (40,250)          (40,250)
                                                               ------------      ------------
Balance at end of period....................................   $ (1,407,491)     $ (1,326,991)
                                                               ------------      ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of period..............................   $  2,064,971      $(11,269,216)
Net unrealized holding gains on securities..................      1,565,780         3,271,262
                                                               ------------      ------------
Balance at end of period....................................   $  3,630,751      $ (7,997,954)
                                                               ------------      ------------
RETAINED EARNINGS
Balance at beginning of period..............................   $ 85,521,956      $ 49,614,761
Net income..................................................     24,917,399        15,636,061
Stockholder dividends.......................................     (2,550,266)       (2,040,000)
                                                               ------------      ------------
Balance at end of period....................................   $107,889,089      $ 63,210,822
                                                               ------------      ------------
TOTAL STOCKHOLDERS' EQUITY..................................   $467,842,768      $408,881,967
                                                               ============      ============

     See accompanying notes to unaudited consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Annuity and Life Re (Holdings), Ltd. ("Holdings") was incorporated on December 2, 1997 under the laws of Bermuda. Holdings provides annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiaries:
Annuity and Life Reassurance, Ltd. ("Annuity and Life Reassurance"), licensed under the laws of Bermuda as a long term insurer; Annuity and Life Re America, Inc. ("Annuity and Life Re America"), an insurance holding company based in the United States, and Annuity and Life Reassurance America, Inc. ("Annuity and Life Reassurance America"), a life insurance company domiciled in the United States. Holdings, Annuity and Life Reassurance, Annuity and Life Re America and Annuity and Life Reassurance America are collectively referred to herein as the "Company".

2.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10K for the fiscal year ended December 31, 2000 and Form 10-Q for the fiscal quarter ended March 31, 2001. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements.

3.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                 3 MONTHS ENDED JUNE 30,       6 MONTHS ENDED JUNE 30,
                                --------------------------    --------------------------
                                   2001           2000           2001           2000
                                -----------    -----------    -----------    -----------
Net Income....................  $13,202,085    $ 7,822,293    $24,917,399    $15,636,061
Weighted average number of
  common shareholders
  outstanding.................   25,591,746     25,499,999     25,590,414     25,499,999
Weighted average number of
  common shares outstanding
  including shares issuable
  from exercise of options and
  warrants....................   28,211,313     27,311,063     28,097,367     27,366,408
Earnings per share............  $      0.52    $      0.31    $      0.97    $      0.61
Earnings per share assuming
  dilution....................  $      0.47    $      0.29    $      0.89    $      0.57

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

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

5.  CONTINGENCY

     In accordance with standard industry practices the Company conducts audits of its reinsurance clients in the normal course of business. Such audits relate to and are specifically limited to a review of the insurance business ceded to the Company by each reinsurance client company. Currently, the Company is in the process of conducting reinsurance audits of several of its client companies. The outcome of such audits cannot now be reasonably determined. The results of these audits may impact the Company's financial position and results of operations in future reporting periods.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.  GENERAL

     Annuity and Life Re (Holdings), Ltd.("Holdings") was incorporated on December 2, 1997 under the laws of Bermuda. Holdings provides annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiaries:
Annuity and Life Reassurance, Ltd. ("Annuity and Life Reassurance"), licensed under the insurance laws of Bermuda as a long term insurer; Annuity and Life Re America, Inc. ("Annuity and Life Re America"), an insurance holding company based in the United States; and Annuity and Life Reassurance America, Inc. ("Annuity and Life Reassurance America"), a life insurance company domiciled in the United States. Holdings, Annuity and Life Reassurance, Annuity and Life Re America and Annuity and Life Reassurance America are collectively referred to herein as the "Company".

2.  OPERATING RESULTS

     Net Income. For the six-month period ended June 30, 2001, we had consolidated net income of $24,917,000 or $0.97 per common share, $0.89 per common share on a fully diluted basis, compared with $15,636,000 or $0.61 per common share, $0.57 per common share on a fully diluted basis for the six months ended June 30, 2000. For the three month period ended June 30, 2001, we had consolidated net income of $13,202,000 or $0.52 per common share, $0.47 per common share on a fully diluted basis, compared with $7,822,000 or $0.31 per common share, $0.29 per common share on a fully diluted basis for the three months ended June 30, 2000. The increase in the net income for the three and six month periods ended June 30, 2001 as compared with the net income for the three and six month periods ended June 30, 2000 reflects the strong growth and development of our reinsurance business, favorable underwriting and investment results and the net realized investment losses incurred in periods ended June 30, 2000. During the three and six month periods ended June 30, 2000 the investment portfolio was repositioned to improve performance and to increase future operating income.

     Net Operating Income. In addition to net income, we report net operating income. This is not a substitute for net income computed in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), but is an important measure used by management, investors and others to measure our results. We define net operating income as net income excluding realized gains and losses from the sale of investments. Our definition of net operating income may differ from that used by other public life and annuity companies.

     For the three-month and six month periods ended June 30, 2001, our net operating income increased 26% and 32%, respectively, over the comparable prior year periods. Net operating income for the six month period ending June 30, 2000 was $24,572,000 or $0.96 per common share, $0.87 per common share on a fully diluted basis, compared with $18,617,000 or $0.73 per common share, $0.68 per common share on a fully diluted basis for the six months ended June 30, 2000. Net operating income for the three month period ending June 30, 2001 was $12,881,000 or $0.50 per common share, $0.46 per common share on a fully diluted basis, compared with $10,240,000 or $0.40 per common share, $0.37 per common share on a fully diluted basis for the three months ended June 30, 2000. The increase in the net operating income for the three and six month periods ended June 30, 2001 as compared with the three and six month periods ended June 30, 2000 reflects the growth and development of our reinsurance business, favorable underwriting and investment results.

     Net Premiums. Net premium revenue for the three-month and six-month periods ended June 30, 2001 was $61,629,000 and $115,142,000, respectively, an increase of 63% and 56% over the three-month and six-month periods ended June 30, 2000, respectively. Substantially all premium revenue was derived from traditional ordinary life reinsurance developed directly and through the use of intermediaries. The growth reflects the level of new business written and the increase in the face amount of insurance in force. At June 30, 2001 the total face amount of life insurance in force was $91.1 billion compared with $55.5 billion at June 30, 2000, an increase of 64%, and $77.0 billion at December 31, 2000, an increase of 18%. New business writings and premium levels are significantly influenced by the seasonal nature of the life reinsurance marketplace and by large transactions and therefore can fluctuate from period to period.

     Net Investment Income. Total net investment income for the three month and six-month periods ended June 30, 2001 was $19,605,000 and $42,695,000, respectively, as compared with $25,819,000 and $52,617,000 for the three-month and six-month periods ended June 30, 2000. The decrease in investment income is primarily due to a decrease in the income earned on Funds Withheld under modified coinsurance agreements related to our Interest Sensitive Contracts Liabilities. The income earned on the funds withheld for the three month and six-month periods ended June 30, 2001 was $14,564,000 and $32,614,000, respectively, as compared with $20,611,000 and $42,411,000 for the three and six month periods ended June 30, 2000, respectively. The average yield rate earned on an annualized basis on the invested assets, excluding the funds withheld, for the six months ended June 30, 2001 was approximately 6.36% as compared with 6.52% for the six months ended June 30, 2000.

     Realized Investment Gains. Realized investment gains (losses) for the three month and six month period ended June 30, 2001 were $321,000 and $346,000, respectively, as compared with ($2,418,000) and ($2,981,000), respectively, for the three month and six month periods ended June 30, 2000. These gains and losses result from active management of our investment portfolio intended to improve performance and increase operating income.

     Realized gains and losses are not considered by the Company to be recurring components of earnings. We make decisions concerning the sales of invested assets based on a variety of market, business and other factors.

     During the six month period ended June 30, 2001, unrealized gains were $1,565,000 as compared with unrealized gains of $3,271,000 incurred during the six month period ended June 30, 2000 which were included in Other Comprehensive Income. The unrealized gains and losses are principally related to changes in the general level of interest rates during those periods.

     Other Income. Other income for the three month and six month period ended June 30, 2001 was $4,645,000 and $7,778,000, respectively, as compared with $1,589,000 and $3,397,000, respectively, for the three and six month periods ended June 30, 2000. This income is primarily derived from net surrender fees related to our Interest Sensitive Contract liabilities. The increase in the income is primarily due to the increase in the surrender and withdrawal level during the three and six month period ended June 30, 2001 as compared with the three and six-month periods ended June 30, 2000.

     Claims and Policy Benefits. Life insurance claims and policy benefits for the three month and six month periods ended June 30, 2001 were $41,426,000, 72% of net premium and $79,168,000, 74% of net premium, respectively, as compared with $25,329,000, 76% of net premium and $54,875,000, 83% of net premium for the three month and six month periods ended June 30, 2000. Aggregate experience reported for the three month and six-month period ended June 30, 2001 was within pricing parameters and expected levels, taking into consideration seasonal incidence of claims. The reserves for future policy benefits takes into consideration the expected seasonal incidence of claims. On a percentage of premium basis results for the six month period ended June 30, 2001 were significantly better than the results reported for the six month period ended June 30, 2000. During the three months ended March 31, 2000 we reported an increase in the number of life insurance claims and higher than expected losses. This variance from expected losses was primarily due to incorrect claim information provided by one reinsurance client. This was corrected in the three-month period ended December 31, 2000 when we received corrected information from the client company. Currently, we are conducting reinsurance audits of two client companies. The probable outcome of these audits cannot now be reasonably determined. It is possible that the settlement of the audit findings may impact our operating results in a future period. Although we expect mortality to be fairly constant over long periods of time, it will fluctuate from period to period. Reserves for future policy benefits are determined by claims reported from ceding companies, our aggregate experience, seasonal claim patterns and overall mortality trends.

     Interest Credited to Interest Sensitive Contracts Liabilities. Interest credited to interest sensitive contract liabilities, which are liabilities we assume under certain reinsurance agreements we enter into, for the three month and six month periods ended June 30, 2001 was $4,497,000 and $11,189,000, respectively, as compared with $7,475,000 and $15,903,000 for the three month and six month periods ended June 30, 2000. The decrease reflects the level of our interest sensitive contracts liabilities and is related to income earned on the related funds withheld at interest. The income earned on the funds withheld at interest for the three month and six-month periods ended June 30, 2001 was $14,564,000 and $32,614,000, respectively, as compared with $20,611,000 and $42,411,000,respectively, for the three month and six month periods ended June 30, 2000. Currently, we are conducting a reinsurance audit of a reinsurance client company . The probable outcome of this audit cannot now be reasonably determined. It is possible that the settlement of the audit findings may impact our operating results in a future period.

     Policy Acquisition and Other Insurance Expenses. Policy acquisition and other insurance expenses, consisting primarily of allowances and amortization of deferred policy acquisition costs, for the three month and six month periods ended June 30, 2001 were $20,609,000 and $37,675,000, respectively, as compared with $15,314,000 and $28,395,000, respectively, for the three month and six month periods ended June 30, 2000. Generally, policy acquisition costs and other insurance expenses fluctuate with business volume and changes in product mix. The increase in these costs reflects the growth, development and experience of our life and annuity business. In addition, during the three and six month periods ended June 30, 2001 as compared with the three and six month periods ended June 30, 2000 the surrender and withdrawal level on the Interest Sensitive Contracts Liabilities increased significantly, increasing the amortization of the related Deferred Policy Acquisition Costs and certain other related insurance expenses.

     Other Operating Expenses. Operating expenses for the three month and six month periods ending June 30, 2001 were $2,689,000, or 3.1% of total revenue, and $5,354,000, or 3.2% of total revenue, respectively, as compared with $2,165,000, or 3.5% of total revenue, and $4,156,000, or 3.3% of total revenue, for the three month and six month periods ending June 30, 2000. We consider the operating expense level to be low by industry standards and are in line with the Company's plan to be a low cost provider. The reduction in the expense ratio is primarily due to growth and development of our reinsurance operations.

3.  FINANCIAL CONDITION

  Investments

     Cash & Fixed Maturity Investments

     Invested assets, including cash and cash equivalents, amounted to $338,063,000 at June 30, 2001 as compared with $321,819,000 at December 31,
2000. At June 30, 2001 and December 31,2000 net unrealized gains on invested assets were $3,630,000 and $2,065,000, respectively, and generally reflect the declines in interest rates during the periods.

     The Company's investment policy is designed to achieve above average risk adjusted returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity and match the cash flows of the portfolio to the required cash flows for the related liabilities.

     Funds Withheld at Interest -- Interest Sensitive Contracts Liabilities

     Assets with a carrying value of approximately $1,508,014,000 at June 30, 2001 and $1,530,110,000 at December 31, 2000, related to annuity reinsurance agreements entered into by the Company, are held by and managed by the ceding company in segmented portfolios. The liability for the annuity reinsurance is included on the Company's Balance Sheet as Interest Sensitive Contracts Liabilities. During the six-month period ended June 30, 2001 these liabilities decreased approximately 3% reflecting the level of deposits accepted by the Company, surrender and benefit payments made by the Company under the reinsurance agreements.

     Liquidity and Capital Resources

     Our liquidity and capital resources are a measure of our overall financial strength and our ability to generate cash flows from our operations to meet operating and growth needs. Our principal sources of funds are premiums received, net investment income, proceeds from investments called, redeemed or sold, cash and short term investments. The principal obligations and uses of the funds are the payment of policy benefits, policy acquisition and operating costs and the purchase of investments.

     For the six-month period ended June 30, 2001 we generated $14,326,000 from our operating activities as compared with $676,000 from our operating activities for the six months ended June 30, 2000. This change is primarily related to the development of our insurance operations, the underwriting results and the initial costs associated with writing new life reinsurance and annuity reinsurance business.

     Our capital structure currently consists entirely of equity. At June 30, 2001 our total capitalization after deducting loans to management and including retained earnings and accumulated other comprehensive income amounted to $467,843,000 as compared with $441,216,000 at December 31, 2000. During the six month period ended June 30, 2001 the outstanding shares increased 180,829 due to the exercise of stock options, increasing capital by $2,734,330. We continuously review our capital adequacy and we believe this level of capital is sufficient to support the Company's insurance writings and growth for the near future.

     At June 30, 2001 we had no outstanding debt. At June 30, 2001 and December 31, 2000 letters of credit totaling $187,822,000 and $183,687,000, respectively, issued in the ordinary course of the Company's business have been issued by the Company's bankers in favor of certain ceding insurance companies to provide security and to meet regulatory requirements. At June 30, 2001 and December 31, 2000 letters of credit totaling $141,487,000 and $138,000,000, respectively, were fully collateralized by our investments. The Company may incur indebtedness in the future in connection with possible acquisitions of, investments in, joint ventures with or strategic alliances with companies whose businesses compliment the Company's business.

     At June 30, 2001 and December 31, 2000 investments of $65,572,000 and $63,410,000, respectively, were held in trust for the benefit of certain ceding insurance companies to provide security and to meet regulatory requirements.

     On February 15, 2001 and April 26, 2001 the Board of Directors declared quarterly stockholder dividends of $.05 per share payable to shareholders of record on March 8, 2001 and May 17, 2001, respectively. The Board intends to continue to declare and payout of earnings a quarterly dividend. The continued payment of dividends is dependent on the ability of our operating subsidiaries to achieve satisfactory underwriting and investment results and other factors determined to be relevant by the Company's Board of Directors.

     The Company has no material commitments for capital expenditures at June 30, 2001.

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

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 2000. Please refer to "Item 7A: Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K.

                           PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     (1) Annual Meeting of Shareholders

     The Annual Meeting of Shareholders of the Company was held on April 26, 2001. The following matters were voted upon at the Annual Meeting, and received the votes set forth below:

          (a) All of the following persons nominated were elected to serve as directors and received the number of votes set forth opposite their respective names:

                                                   FOR        WITHHELD
                                                ----------    --------
Lawrence S. Doyle.............................  22,928,743     26,683
Michael P. Esposito, Jr. .....................  22,951,420      4,006
Mark Grier....................................  22,949,620      5,806
Mary R. Hennessy..............................  22,951,420      4,006
Jerry S. Rosenbloom...........................  22,949,620      5,806

          (b) A proposal to appoint KPMG as independent accountants for the Company for the 2001 fiscal year was approved and received 22,951,966 votes FOR and 1,740 votes AGAINST, with 1,720 abstentions and 0 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -- The following exhibits are filed as part of this report on Form 10-Q:

        None

     (b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the period ended June 30, 2001.

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

Date: August 10, 2001

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

Date: August 10, 2001