Form 10-Q
period 2001-09-30
ANNUITY & LIFE RE HOLDINGS LTD
filed 2001-11-14
CIK 1051628

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

           Cumberland House, Victoria Street, Hamilton, HM 11, Bermuda
                    (Address of principal executive offices)

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

The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of November 8, 2001 was 25,685,828.

                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION


                                                                             PAGE
 ITEM 1.  Unaudited Consolidated Financial Statements

          Consolidated Balance Sheets
          September 30, 2001 (unaudited) and December 31, 2000 ..............  3

          Unaudited Consolidated Statements of Operations
          Three and Nine Months ended September 30, 2001 and
          2000 ..............................................................  4

          Unaudited Consolidated Statements of Comprehensive Income
          Three and Nine Months ended September 30, 2001 and 2000 ...........  5

          Unaudited Consolidated Statements of Cash Flows
          Nine Months ended September 30, 2001 and 2000 .....................  6

          Unaudited Consolidated Statements of Changes in Stockholders' Equity
          Nine Months ended September 30, 2001 and 2000......................  7

          Notes to Unaudited Consolidated Financial
          Statements ........................................................  8-9

 ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations .....................  10-14

 ITEM 3.  Quantitative and Qualitative Disclosures About Market
          Risk ..............................................................  15


                           PART II - OTHER INFORMATION

ITEM 4.   Exhibits and Reports on Form 8-K ..................................  15

          Signatures ........................................................  16

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                           CONSOLIDATED BALANCE SHEETS


                      (Expressed in United States Dollars)




                                                            September 30, 2001       December 31, 2000
                                                            ------------------       -----------------
ASSETS                                                          (Unaudited)

Cash and cash equivalents                                   $    44,427,914           $    52,691,974
Fixed maturity investments at fair value
 (amortized cost of $280,499,761 and $266,967,810
  at September 30, 2001 and December 31, 2000)                  290,792,204               269,127,422
Funds withheld at interest                                    1,599,100,634             1,530,109,853
Accrued investment income                                         4,048,630                 3,760,138
Receivable for investments sold                                   7,213,536                        --
Receivable for reinsurance ceded                                114,526,448               104,495,543
Other reinsurance deposits and receivables                       38,687,284                29,552,630
Deferred policy acquisition costs                               233,041,356               228,728,083
Insurance Licenses, net of amortization                           2,156,678                 2,243,330
Other assets                                                      5,122,143                 3,977,918
                                                            ---------------           ---------------

        Total Assets                                        $ 2,339,116,827           $ 2,224,686,891
                                                            ===============           ===============

LIABILITIES

Reserves for future policy benefits                         $   214,679,139           $   174,953,018
Interest-sensitive contracts liabilities                      1,629,041,536             1,595,128,506
Other reinsurance liabilities                                    42,770,746                 7,623,822
Payable for investments purchased                                 9,088,525                    25,863
Accounts payable and accrued expenses                             9,069,416                 5,739,906
                                                            ---------------           ---------------
        Total Liabilities                                   $ 1,904,649,362           $ 1,783,471,115
                                                            ---------------           ---------------

STOCKHOLDERS' EQUITY

Preferred Shares (par value $1.00; 50,000,000
shares authorized; no shares outstanding)                   $            --           $            --
Common Shares (par value $1.00; 100,000,000
shares authorized; 25,685,828 and 25,499,999
shares outstanding at September 30, 2001 and
December 31, 2000)                                               25,685,828                25,499,999
Additional paid-in capital                                      332,156,467               329,496,091
Notes receivable from stock sales                                (1,445,781)               (1,367,241)
Accumulated other comprehensive income                           10,292,443                 2,064,971
Retained earnings                                                67,778,508                85,521,956
                                                            ---------------           ---------------

        Total Stockholders' Equity                          $   434,467,465           $   441,215,776
                                                            ---------------           ---------------

        Total Liabilities and Stockholders' Equity          $ 2,339,116,827           $ 2,224,686,891
                                                            ===============           ===============

See accompanying notes to unaudited consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                      (Expressed in United States Dollars)

                                                3 Months Ended         3 Months Ended        9 Months Ended       9 Months Ended
                                               September 30,2001      September 30,2000     September 30,2001    September 30,2000

REVENUES

Net premiums                                    $  66,813,664           $ 44,588,022           $ 181,955,760         $ 118,502,400
Investment income, net of related expenses         24,239,602             23,745,266              66,934,606            76,362,195
Net realized investment gains (losses)              1,078,933               (702,549)              1,425,183            (3,683,254)
Other                                               5.512,939              1,689,451              13,291,100             5,086,409
                                                -------------           ------------           -------------         -------------
        Total Revenues                          $  97,645,138           $ 69,320,190           $ 263,606,649         $ 196,267,750
                                                =============           ============           =============         =============

BENEFITS AND EXPENSES

Claims and policy benefits                      $  74,873,807           $ 36,040,180           $ 161,699,922         $  98,896,595
Interest credited to interest sensitive
     contract liabilities                          10,001,290              4,734,374              21,190,167            20,637,442
Policy acquisition costs and other
     insurance expenses                            49,117,632             15,316,221              86,792,638            43,711,710
Operating expenses                                  2,478,698              2,328,514               7,832,812             6,485,041
                                                -------------           ------------           -------------         -------------
Total Benefits and Expenses                     $ 136,471,427           $ 58,419,289           $ 277,515,539         $ 169,730,788
                                                =============           ============           =============         =============

     Net (loss) income                          $ (38,826,289)          $ 10,900,901           $ (13,908,890)        $  26,536,962
                                                =============           ============           =============         =============

NET (LOSS) INCOME PER COMMON
SHARE (NOTE 3):

Basic                                           $       (1.51)          $       0.43           $       (0.54)        $        1.04

Diluted                                         $       (1.51)          $       0.40           $       (0.54)        $        0.97

See accompanying notes to unaudited consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    UNAUDITED

                      (Expressed in United States Dollars)


                                               3 Months Ended         3 Months Ended        9 Months Ended       9 Months Ended
                                              September 30,2001      September 30,2000     September 30,2001    September 30,2000
                                              -----------------      -----------------     -----------------    -----------------

Net (loss) income for period                    $(38,826,289)          $10,900,901          $(13,908,890)          $26,536,962
Other comprehensive income:
Unrealized holding gains on securities
     arising during period                         6,661,692             3,835,801             8,227,472             7,107,063
                                                ------------           -----------          ------------           -----------
Total comprehensive (loss) income               $(32,164,597)          $14,736,702          $ (5,681,418)          $33,644,025
                                                ============           ===========          ============           ===========

See accompanying notes to unaudited consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                      (Expressed in United States Dollars)


                                                               9 Months Ended         9 Months Ended
                                                             September 30, 2001     September 30, 2000
                                                             ------------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                            $ (13,908,890)          $  26,536,962
Adjustments to reconcile net income to cash
      provided (used) by operating activities
Net realized investment (gains) losses                          (1,425,183)              3,683,254
Changes in:
Accrued investment income                                         (288,492)              1,062,795
Deferred policy acquisition costs                               (4,313,273)             10,441,226
Other reinsurance deposits and receivables                     (19,165,559)            (19,814,019)
Other assets                                                    (1,057,573)               (312,074)
Reserves for future policy benefits                             39,726,121              19,289,985
Interest sensitive contracts, net of funds withheld            (35,077,751)            (44,101,244)
Other reinsurance liabilities                                   35,146,924                (283,125)
Accounts payable                                                 3,329,510              (1,187,515)
                                                             -------------           -------------


Net cash provided (used) by operating activities             $   2,965,834           $  (4,683,755)
                                                             -------------           -------------
                                                             -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed maturity securities             $ 186,429,532           $ 233,098,294
Purchase of fixed maturity securities                         (196,561,747)           (206,162,319)
Acquisition of business                                                 --             (13,181,790)
                                                             -------------           -------------

Net cash (used) provided by investing activities             $ (10,132,215)          $  13,754,185
                                                             -------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares                                           $   2,846,205           $          --
Interest accrued on notes receivable                               (78,540)                (60,375)
Dividends paid to stockholders                                  (3,834,558)             (3,060,000)
                                                             -------------           -------------

Net cash (used) by financing activities                      $  (1,066,893)          $  (3,120,375)
                                                             -------------           -------------

(Decrease) increase in cash and cash equivalents                (8,264,060)              5,950,055
Cash and cash equivalents, beginning of period                  52,691,974              31,187,242
                                                             -------------           -------------
Cash and cash equivalents, end of period                     $  44,427,914           $  37,137,297
                                                             =============           =============

See accompanying notes to unaudited consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    UNAUDITED

                      (Expressed in United States Dollars)

                                                    9 Months Ended           9 Months Ended
                                                   September 30, 2001      September 30,2000
                                                   ------------------      -----------------

PREFERRED SHARES PAR VALUE $1.00
Balance at beginning and end of period                $          --           $          --
                                                      -------------           -------------

COMMON SHARES PAR VALUE $1.00
Balance at beginning of period                        $  25,499,999           $  25,499,999
Issuance of Shares                                          185,829                      --
                                                      -------------           -------------
Balance at end of Period                              $  25,685,828           $  25,499,999
                                                      -------------           -------------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                        $ 329,496,091           $ 329,496,091
Issuance of Shares                                        2,660,376                      --
                                                      -------------           -------------
Balance at end of Period                              $ 332,156,467           $ 329,496,091
                                                      -------------           -------------

NOTES RECEIVABLE FROM STOCK SALES
Balance at beginning of period                        $  (1,367,241)          $  (1,286,741)
Accrued interest during period                              (78,540)                (60,375)
                                                      -------------           -------------
Balance at end of period                              $  (1,445,781)          $  (1,347,116)
                                                      -------------           -------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of period                        $   2,064,971           $ (11,269,216)
Net unrealized holding gains on securities                8,227,472               7,107,063
                                                      -------------           -------------
Balance at end of period                              $  10,292,443           $  (4,162,153)
                                                      -------------           -------------
RETAINED EARNINGS

Balance at beginning of period                        $  85,521,956           $  49,614,761
Net income                                              (13,908,890)             26,536,962
Stockholder dividends                                    (3,834,558)             (3,060,000)
                                                      -------------           -------------
Balance at end of period                              $  67,778,508           $  73,091,723
                                                      -------------           -------------
TOTAL STOCKHOLDERS' EQUITY                            $ 434,467,465           $ 422,578,544
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

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10K for the fiscal year ended December 31, 2000 and Form 10-Q for the fiscal quarters ended March 31, 2001 and June 30, 2001. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements.


3.   NET (LOSS) INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net
     (loss) income per share:


                                         3 months ended              9 months ended
                                          September 30                September 30
                                    ----------------------         ------------------
                                    2001          2000           2001          2000
                                    ----          ----           ----          ----
      Net (loss) income         $(38,826,289)  $10,900,901  $(13,908,890)  $26,536,962

      Average number of
       common shares
       outstanding                25,683,328    25,499,999    25,592,914    25,499,999

      Weighted average
       common and common
       equivalent shares
       outstanding                28,539,270    27,419,525    28,213,926    27,383,590

      Net (loss) income per
        basic share             $      (1.51)  $      0.43   $     (0.54)  $      1.04

      Net (loss) income per
        diluted share           $      (1.51)  $      0.40   $     (0.54)  $      0.97

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.   ACCOUNTING STANDARDS

     In July 2001, the first phase of the Financial Accounting Standards Board's project on business combinations culminated in the issuance of FASB Statement 141 - Business Combinations and Statement 142 - Goodwill and Intangible Assets. These statements will change how the Company accounts for business combinations and for purchased goodwill and other intangible assets that arise from these combinations.

     At September 30, 2001, the Company is carrying Insurance Licenses of $2,156,678. Amortization of Insurance Licenses for the nine months ended September 30, 2001 was $86,652. When the Company adopts this new standard insurance licenses will not be amortized, but instead will be analyzed for impairment annually.


5.   CONTINGENCIES

     In accordance with standard industry practices the Company conducts audits of its reinsurance clients. Such audits relate to, and are specifically limited to, a review of the insurance or annuity business ceded to the Company by each client company. During the third quarter the Company completed the audit of its largest deferred annuity client company. As a result of this audit and continuing poor lapse experience the Company has written down the deferred acquisition costs associated with this contract by $24.7 million. With respect to this reinsurance contract management intends to pursue appropriate action to recover damages from the ceding company.


6.   SEPTEMBER 11 TERRORIST ATTACK

     The Company's results for the quarter ended September 30, 2001 were adversely affected by the terrorist attack on September 11. The Company has recorded a charge of $12 million related to these attacks. This charge includes both reported claims and an estimate of unreported claims.

     Due to the nature of the tragic events that took place on September 11 and normal claim reporting lags there is uncertainty associated with the Company's estimated reserve for unreported claims. While management believes the amount accrued adequately anticipates future claims to be reported, the final cost of the event to the Company will not be known for several months. If the amount accrued does not adequately anticipate future reported claims net income in future periods could be adversely impacted. The final cost of the event will depend upon a number of factors including the speed at which our cedants have identified affected policies, settled claims and reported them to us, the accuracy and completeness of our cedant's data concerning insured persons affected by the event, and certain legal, societal and economic factors that are outside the Company's control.

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


2.   OPERATING RESULTS

     Net Income. For the nine-month period ended September 30, 2001, the Company had a consolidated net loss of $(13,909,000) or $(0.54) per basic and diluted share, compared with $26,537,000 or $1.04 per basic share and $0.97 per diluted share for the nine months ended September 30, 2000. For the three month period ending September 30, 2001, the Company had a consolidated net loss of $(38,826,000) or $(1.51) per basic and diluted share, compared with net income of $10,901,000 or $0.43 per basic share and $0.40 per diluted share for the three months ended September 30, 2000. The net loss for the three and nine month periods ended September 30, 2001 as compared with the comparable prior periods ended September 30, 2000 was primarily due to a $12 million charge related to the tragedy of September 11th, a $10 million charge for adverse mortality experience on a life reinsurance contract underwritten in 1998, and a $24.7 million write down of deferred policy acquisition costs associated with one of the Company's early annuity reinsurance contracts; offset by net realized investment gains.

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

     For the nine-month period ended September 30, 2001, the Company had net a operating loss of $(15,334,000) or $(0.60) per basic and diluted share, compared with $30,220,000 or $1.19 per basic share and $1.10 per diluted share for the nine months ended September 30, 2000. For the three month period ending September 30, 2001, the Company had a net operating loss of $(39,905,000) or $(1.55) per basic and diluted share, compared with net operating income of $11,603,000 or $0.46 per basic share and $0.42 per diluted share for the three months ended September 30, 2000. The net operating loss for the three and nine month periods ended September 30, 2001 as compared with the comparable prior periods ended September 30, 2000 was primarily due to a $12 million charge related to the tragedy of September 11th, a $10 million charge for adverse mortality experience on a life reinsurance contract underwritten in 1998, and a $24.7 million write down of deferred policy acquisition costs associated with one of the Company's early annuity reinsurance contracts.

     Net Premiums. Net premium revenue for the three month and nine month periods ended September 30, 2000 was $66,814,000 and $181,956,000, respectively, an increase of 50% and 54% over the comparable prior periods ended September 30, 2000. Substantially all premium revenue was derived from ordinary life reinsurance. The growth reflects both new business written and an increase in the face amount of insurance in force. At September 30, 2001 the total face amount of life insurance in force was $104.0 billion compared with $61.4 billion at September 30, 2000, an increase of 69%. New business writings and premium levels are significantly influenced by the seasonal nature of the life reinsurance marketplace and by large transactions and therefore can fluctuate from period to period.

     Net Investment Income. Total net investment income for the three month and nine month periods ended September 30, 2001 was $24,240,000 and $66,935,000, respectively, compared with $23,745,000 and $76,362,000 for the comparable prior periods ended September 30, 2000. Third quarter growth in net investment income was due to increased assets under management, primarily Funds Withheld related to Interest Sensitive Contracts Liabilities, while the decline in net investment income during the nine month period reflects reduced yields. Income earned on funds withheld for the three month and nine month periods ended September 30, 2001 was $19,440,000 and $52,054,000, respectively, as compared with $18,735,000 and
     $61,146,000 for the comparable prior periods ended September 30, 2000. The average annualized yield earned on invested assets, excluding funds withheld, for the nine months ended September 30, 2001 was approximately 6.34% as compared with 6.79% for the comparable prior period ended September 30, 2000.

     Net Realized Investment Gains (Losses). Net realized investment gains (losses) for the three and nine month periods ended September 30, 2001 was $1,079,000 and $1,425,000, respectively, as compared with $(703,000) and $(3,683,000) for the comparable prior periods ended September 30, 2000. These gains and losses result from active management of our investment portfolio intended to improve long term investment performance.

     Realized gains and losses are not considered by the Company to be recurring components of earnings. We make decisions concerning the sales of invested assets based on a variety of market, business and other factors.

     During the nine month period ended September 30, 2001, unrealized gains increased $8,227,000 to $10,292,000, as compared with an improvement of $7,107,000 over the same period last year. Changes in unrealized gains and losses, included in Other Comprehensive Income, are principally related to changes in the general level of interest rates during those periods.

     Other Income. Other income for the three and nine month periods ended September 30, 2001 was $5,513,000 and $13,291,000, respectively, as compared to $1,689,000 and $5,086,000 for the comparable prior periods. This income is primarily net surrender fees related to Interest Sensitive Contract Liabilities. The increases in income are associated with increases in surrenders during the periods.

     Claims and Policy Benefits. Life insurance claims and policy benefits for the three and nine month periods ended September 30, 2001 were $71,066,000, 113% of net premium, and $150,235,000, 88% of net premium, respectively, as compared with $31,028,000, 79% of net premium and $85,903,000, 82% of net premium for the comparable prior periods ended September 30, 2000. The World Trade Center tragedy along with adverse development late claim reporting on an early reinsurance contract have adversely impacted the three and nine month benefit ratios. Although we expect mortality to be fairly constant over long periods of time, it will fluctuate from period to period. Reserves for future policy benefits are in part determined by claims reported from ceding companies, our aggregate experience, and overall mortality trends.

     Net Cost of Interest Sensitive Contract Liabilities. Interest credited to interest sensitive contract liabilities for the three and nine month periods ended September 30, 2001 was $10,001,000 and $21,190,000, respectively, as compared with $4,734,000 and $20,637,000 for the comparable prior periods ended September 30, 2000. The increase reflects the level of, and the rate credited to, our interest sensitive contract liabilities. Net investment income earned on the related funds withheld for the three and nine month periods ended September 30, 2001 was $19,440,000 and $52,054,000, respectively, as compared with $18,735,000 and $61,146,000, respectively, for the comparable prior periods ended September 30, 2000.

     Policy Acquisition and Other Insurance Expenses. Policy acquisition and other insurance expenses for the three and nine month periods ended September 30, 2001 were $49,118,000 and $86,793,000, respectively, as compared with $15,316,000 and $43,712,000 for the comparable prior periods ended September 30, 2000. This expense consists primarily of allowances and amortization of deferred policy acquisition costs which will fluctuate with business volume and changes in product mix. As a result of continued adverse lapse experience on the Company's largest annuity reinsurance contract the Company wrote down the deferred acquisition costs associated with the contract to its net realizable value. The significant increase in Policy Acquisition and Other Insurance Expenses in the third quarter of this year is the result of the $24.7 million write down and normal increases in these costs resulting from the growth and development of the Company's life and annuity business.

     Other Operating Expenses. Operating expenses for the three month and nine month periods ended September 30, 2001 were $2,478,000, or 2.5% of total revenue and $7,833,000, or 3.0% of total revenue, respectively, as compared with $2,329,000, or 3.4% of total revenue and $6,485,000, or 3.3% of total revenue, for the comparable prior periods ended September 30, 2000. We consider the Company's operating expense level to be low by industry standards and consistent with the Company's strategy to be a low cost provider. The reduction in the expense ratio is primarily due to growth and development of our reinsurance operations.

3.   FINANCIAL CONDITION

     Investments

          Cash & Fixed Maturity Investments

          Invested assets including cash, cash equivalents, and fixed maturity investments amounted to $335,220,000 at September 30, 2001 as compared with $321,819,000 at December 31, 2000. At September 30, 2001 the Company's net unrealized gain on fixed maturity investments was $10,292,000, an $8,227,000 improvement relative to December 31, 2000 generally reflecting changes in interest rates during the period.

          The Company's investment policy is designed to achieve above average risk adjusted returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity and match the cash flows of the portfolio to the required cash flows for the related liabilities.

          Funds Withheld at Interest - Interest Sensitive Contracts Liabilities

          Invested assets included on the Company's Balance Sheet as Funds Withheld at Interest with a carrying value of approximately $1,599,100,000 at September 30, 2001 and $1,530,110,000 at December
          31, 2000 are held by and managed by the ceding companies in segmented portfolios. The related liability for annuity reinsurance is included on the Company's Balance Sheet as Interest Sensitive Contracts Liabilities. During the nine month period ended September 30, 2001 these liabilities increased approximately 2% primarily related to interest credited to policyholders and new business offset by benefit payments made by the Company under the reinsurance agreements.

     Liquidity and Capital Resources

     The Company's liquidity and capital resources are a measure of the overall financial strength of the Company and its ability to generate cash flows from its operations to meet operating and growth needs. The Company's principal sources of funds are premiums received, net investment income, and proceeds from investments called, redeemed, or sold. The principal obligations and uses of the funds are the payment of policy benefits, acquisition and operating costs, and the purchase of investments.

     The Company's capital structure consists entirely of equity. At September 30, 2001 the Company's total capitalization was $434,467,000 as compared with $441,216,000 at December 31, 2000. The Company continuously reviews its capital adequacy and believes its current capital level is sufficient to support the Company's reinsurance writings and growth for the foreseeable future.

     At September 30, 2001 the Company had no outstanding debt. At September 30, 2001 and December 31, 2000 letters of credit totaling approximately $162 million and $184 million, respectively, have been issued in the ordinary course of the Company's business by the Company's banks in favor of certain ceding insurance companies to provide security and meet regulatory requirements. Approximately $116 million of these letters of credit are collateralized by the Company's investments.

     On July 24, 2001 the Board of Directors declared a quarterly stockholder dividend of $.05 per share payable to shareholders of record on August 23, 2001. The Board intends to continue to declare and pay a quarterly dividend. The continued payment of dividends is dependent on the ability of our operating subsidiaries to achieve satisfactory underwriting and investment results along with other factors determined to be relevant by the Company's Board of Directors.

     The Company currently has no material commitments for capital expenditures at September 30, 2001.


4.   FORWARD-LOOKING AND CAUTIONARY STATEMENTS

     The Company and its representatives may from time to time make written or oral forward-looking statements, including those contained in the foregoing Management's Discussion and Analysis. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying certain important factors which could cause the Company's actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of the Company. The factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the Company's ability to attract clients and generate business; the competitive environment; the Company's ability to underwrite business; performance of outside service providers; mortality risk; surrender risk; investment risk (including asset value risk, reinvestment risk, and disintermediation risk);

     the impact of unforeseen economic changes (such as changes in interest rates, currency exchange rates, inflation rates, recession, and other external economic factors); the impact of recent and possible future terrorist attacks and the U.S. government's response thereto; regulatory changes (such as changes in U.S. tax law and insurance regulation which directly affect the competitive environment for the Company's products); rating agency policies and practices; and loss of key executives. The Company cautions that the foregoing list of important factors is not intended to be, and is not, exhaustive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

                            PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Employment Agreement dated as of October 24, 2000 between Patricia E. McWeeney and the Company.

          10.2 Employment Agreement dated as of September 17, 2001 between John
          F. Burke and the Company.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the period ended September 30, 2001.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Annuity and Life Re (Holdings), Ltd.



Date:    November 14, 2001                           / s /  Lawrence S. Doyle
         ------------------                          ------------------------
                                               Name:  Lawrence S. Doyle
                                               Title: President and Chief
                                                      Executive Officer
                                                      (Principal Executive
                                                      Officer)



Date:    November 14, 2001                           / s /   John F. Burke
         ------------------                          ------------------------
                                               Name:  John F. Burke
                                               Title: Chief Financial Officer
                                                      and Treasurer (Principal
                                                      Accounting and Financial
                                                      Officer)