Form 10-K
period 2001-12-31
ANNUITY & LIFE RE HOLDINGS LTD
filed 2002-03-28
CIK 1051628

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13

                                       OR

                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (441) 296-7667

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
         COMMON SHARES, $1.00 PAR VALUE                    THE NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 7, 2002, the aggregate market value of Common Shares, $1.00 par value, held by non-affiliates was $354,180,000.

     As of March 7, 2002, 25,705,328 Common Shares, $1.00 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for its 2002 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    7
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    9
Item 6.   Selected Financial Data.....................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   11
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   21
Item 8.   Financial Statements and Supplementary Data.................   23
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   47

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   47
Item 11.  Executive Compensation......................................   47
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   47
Item 13.  Certain Relationships and Related Transactions..............   47

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   48

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

     Annuity and Life Re (Holdings), Ltd. was incorporated on December 2, 1997 under the laws of Bermuda. We provide annuity and life reinsurance to select insurers and reinsurers through our wholly-owned subsidiaries: Annuity and Life Reassurance, Ltd., which is licensed under the insurance laws of Bermuda as a long term insurer; and Annuity and Life Re America, Inc., an insurance holding company based in the United States, and its subsidiary, Annuity and Life Reassurance America, Inc., a life insurance company authorized to conduct business in 43 states of the United States. We acquired Annuity and Life Reassurance America on June 1, 2000.

BUSINESS WRITTEN

  General

     The business of reinsurance generally consists of reinsurers, such as Annuity and Life Re, entering into contractual arrangements (known as treaties) with primary insurers (known as ceding companies) whereby the reinsurer agrees to indemnify the ceding company for all or a portion of the risks associated with the underlying insurance policy in exchange for a reinsurance premium payable to the reinsurer. Reinsurers also may enter into retrocessional reinsurance arrangements with other reinsurers, which operate in a manner similar to the underlying reinsurance arrangement described above. Under retrocessional reinsurance arrangements, the reinsurer shifts a portion of the risk associated with the underlying insurance policy to other reinsurers.

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

     We write reinsurance predominantly on a direct basis with primary life insurance companies by capitalizing on relationships developed by our executive officers with senior executives at both primary insurers and other reinsurers. Our major business lines are traditional life reinsurance and annuity reinsurance, which cover the following categories of risks: (i) mortality, (ii) investment, (iii) lapsation, (iv) interest rate and (v) expense.

     The following table sets forth selected information for the indicated periods concerning our insurance operations:

  Distribution of Policy Revenues and Insurance in Force

                                                     2001             2000             1999
                                                --------------   --------------   --------------
Policy Revenues
  Life Reinsurance
     First Year...............................  $   94,746,734   $   55,047,163   $   72,268,437
     Renewal..................................     141,607,931       96,151,918       28,566,570
  Annuity Reinsurance.........................      15,438,572       17,204,941               --
                                                --------------   --------------   --------------
       Total..................................  $  251,793,237   $  168,404,022   $  100,835,007
                                                ==============   ==============   ==============
Insurance inforce at end of year (in
  thousands)..................................  $  117,400,000   $   77,019,000   $   45,407,000
                                                ==============   ==============   ==============
Annuity Reinsurance
  Deposits....................................  $1,536,295,763   $1,595,128,506   $1,603,382,955
                                                ==============   ==============   ==============

     Our life reinsurance line is the reinsurance of ordinary life insurance, primarily for mortality risks. Ordinary life reinsurance generally is the reinsurance of individual term life insurance policies, whole life insurance policies, universal life insurance policies, and joint and survivor insurance policies.

     Our annuity reinsurance line is the reinsurance of general account fixed deferred annuities and general account payout annuity structures. In the future, we may also reinsure variable annuities and certain structured settlement contracts.

  Underwriting

     We have developed underwriting guidelines with the objective of controlling the risks of the reinsurance policies written as well as to determine appropriate pricing levels. As our new business opportunities and staff have grown, we have incorporated peer review procedures to enhance our pricing and risk management controls. Deviations from the approved guidelines require the approval of our Board of Directors. Subject to the approval of our Board, the guidelines may be amended from time to time in response to changing industry conditions, market developments, changes in technology and other factors.

     In implementing the underwriting guidelines, we utilize an experienced underwriting team to select opportunities with acceptable risk/return profiles. We determine whether to assume any particular reinsurance business by considering many factors, including the type of risks to be covered, actuarial evaluations, historical performance data for the cedent and the industry as a whole, the cedent's retention, the product to be reinsured, pricing assumptions, underwriting standards, reputation and financial strength of the cedent, the likelihood of establishing a long term relationship with the cedent and the market share of the cedent. Pricing of our reinsurance products is based on actuarial and investment models which incorporate a number of client specific factors including mortality, expenses, demographics, persistency and investment returns, and macroeconomic factors, such as inflation, industry regulation, taxation, and capital requirements.

     The majority of our policy revenues with respect to ordinary life and annuity reinsurance are written on an automatic treaty quota share basis with a focus on large blocks of business where the underlying policies meet our underwriting criteria. To a lesser extent, we may enter into facultative reinsurance arrangements with primary insurers when we have their automatic treaty reinsurance business. We generally require ceding companies to retain at least 10% of every life insurance risk reinsured and limit our own net liability on any single-life risk to $1.0 million.

     The reinsurance agreements typically remain in force for the life of the underlying policies reinsured. However, some agreements allow the ceding company to recapture (reassume) all or a portion of the risk formerly ceded to the reinsurer after an agreed upon period of time (generally 10 years) subject to certain other conditions. Recapture is a variable considered when pricing a reinsurance agreement.

POLICY BENEFIT LIABILITIES

     Policy benefit liabilities comprise the majority of our financial obligations. Policy benefit liabilities for products other than annuities and interest sensitive life insurance contracts are based upon our estimates of mortality, persistency, investment income and expenses, with allowances for adverse deviation. The liabilities for policy benefits established by us with respect to individual risks or classes of business may be greater or less than those established by ceding companies due to the use of different mortality and other assumptions. Policy benefit liabilities for annuities and interest sensitive life insurance products are reported at the accumulated fund balance of these contracts, which includes any minimum interest guarantees. Policy benefit liabilities include both mortality and morbidity claims in the process of settlement and claims that have been incurred but not yet reported. Actual experience in a particular period may be worse than assumed experience and, consequently, may adversely affect our operating results for the period. See
Note 2(e) of "Notes to Consolidated Financial Statements" for certain additional information regarding reserve assumptions under accounting principles generally accepted in the United States of America ("U.S. GAAP").

INVESTMENTS

  Invested Assets

     All investments are governed by investment guidelines established and approved by our Board of Directors.

     Our investment objectives are to achieve above average risk-adjusted total returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity, and match the cash flows to their related insurance liabilities. Our investment guidelines require our overall fixed income portfolio to maintain a minimum weighted average credit quality of "A." A fixed income security rated "A" by Standard & Poor's is considered to be somewhat susceptible to the adverse effects of changes in circumstances and economic conditions, however, the issuer's capacity to meet its financial commitment on the security is still considered to be strong. We will not invest in any fixed income securities in emerging markets or which are not rated by a major rating agency. Our investment guidelines allow us to invest in fixed income securities that are rated below investment grade. These investments are limited to 10% of invested assets. At December 31, 2001 below investment grade securities were approximately 1.2% of total invested assets.

     Our investment securities are managed by two professional investment advisors, Alliance Capital Management Corporation ("ACM") and Prudential Investment Corporation ("PRU"), each of which manages a segment of the portfolio. Our agreements with ACM and PRU may be terminated by either party with 45 days notice. The performance of ACM and PRU and the fees associated with the arrangements are periodically reviewed by our Board of Directors.

     At December 31, 2001, our invested assets, including cash and cash equivalents, had an aggregate fair value of $423,780,000. The portfolio is comprised of fixed maturities with a weighted average credit quality rating of "AA+" with a weighted average duration of 3.6 years. If market interest rates move up rapidly and we were required to sell these fixed income securities we could sustain losses on the portfolio. Conversely, if significant rapid decreases in market interest rates were to occur, we could earn less income than is credited on our contracts. These consequences could have a material adverse effect on our capital resources and financial condition.

  Funds Withheld at Interest

     Assets related to annuity reinsurance agreements are held and managed by the cedent or investment managers appointed by the cedent. Net investment income recognized by us is dependent upon the performance of the underlying portfolios. These assets are included on our Balance Sheet as Funds Withheld at Interest. At December 31, 2001, the carrying value was approximately $1.5 billion.

COMPETITION

     The reinsurance industry is highly competitive. Our target market is North America. We compete with approximately 25 reinsurers of annuity or life insurance products located in the United States. There are also numerous foreign reinsurers who compete for reinsurance business in the United States and abroad. These competitors primarily reinsure life insurance and health insurance risks and, to a lesser degree, annuity risks. Most, if not all, of these competitors are expected to compete for annuity and life reinsurance business in the future and, are well established, have significant operating histories, strong claims paying ability ratings, and long-standing client relationships.

     Reinsurers compete on the basis of many factors, including premium charges, reputation, financial strength, terms and conditions, financial ratings, claims adjudication philosophy, and general industry experience. We believe that our primary competitors include Transamerica Occidental Life Insurance Company, Reinsurance Group of America, Inc., ING Reinsurance, Employers Reassurance Corporation and Swiss Reinsurance. However, within the reinsurance industry, our competitors can change from year to year.

FINANCIAL RATINGS

     A.M. Best has assigned an "A" rating to Annuity and Life Re (Holdings), Annuity and Life Reassurance and Annuity and Life Reassurance America. A.M. Best has announced that our rating is under review with negative implications. Our subsidiaries, Annuity and Life Reassurance and Annuity and Life Reassurance America have received an "A" rating from Standard & Poor's, which has placed both companies on CreditWatch with negative implications. Annuity and Life Reassurance has been rated "A" by Fitch Ratings, which also has a negative ratings outlook. A downgrade in any of our ratings would adversely affect our ability to sell products and retain existing business. In particular, it is a condition in some of our reinsurance treaties that we maintain certain minimum credit ratings of "A-".

EMPLOYEES

     As of December 31, 2001, we had fourteen employees located in Bermuda and nine employees located in the United States.

REGULATION

  Bermuda

     Annuity & Life Reassurance is licensed as a long-term insurer under the Bermuda Insurance Act of 1978, as amended, and Related Regulations (collectively, the "Insurance Act"). The Insurance Act, which regulates the insurance business of Annuity & Life Reassurance, provides that no person shall carry on an insurance business in Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the "Authority"). The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Minister may impose at any time.

     The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Authority powers to supervise, investigate and intervene in the affairs of insurance companies. Some of the significant aspects of the Bermuda insurance regulatory framework are set forth below.

     Classification of Insurers. The Insurance Act distinguishes between insurers carrying on long term business and insurers carrying on general business. Because Annuity & Life Reassurance has been incorporated to provide reinsurance of annuity and life insurance related risks it is registered as a long term insurer.

     Cancellation of Insurer's Registration. An insurer's registration may be cancelled by the Authority on certain grounds specified in the Insurance Act. These grounds include failure of the insurer to comply with its obligations under the Insurance Act or, if in the opinion of the Authority, the insurer has not been carrying on business in accordance with sound insurance principles.

     Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, which are required to be filed annually with the Authority in Bermuda. The independent auditor of the insurer must be approved by the Authority and may be the same person or firm that audits the insurer's financial statements and reports for presentation to its shareholders. Annuity & Life Reassurance's independent auditor is KPMG.

     Approved Actuary. Annuity & Life Reassurance, as a registered long term insurer, is required to submit an annual actuary's certificate when filing its Statutory Financial Return. The actuary's certificate must state whether or not, in the opinion of the insurer's approved actuary, the aggregate amount of the liabilities of the insurer in relation to long term business as at the end of the relevant year exceeded the aggregate amount of those liabilities as shown in the insurer's statutory balance sheet. The approved actuary, who will normally be a qualified life actuary, must be approved by the Authority. Annuity & Life Reassurance's approved actuary is Robert P. Mills.

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

     Minimum Solvency Margin. The Insurance Act provides that the value of the long-term business assets of an insurer carrying on long term business must exceed the amount of its long-term business liabilities by at least $250,000. Annuity & Life Reassurance met the minimum statutory capital and surplus requirement as of December 31, 2001.

     Annual Statutory Financial Return. Annuity and Life Reassurance is required to file with the Registrar of Companies in Bermuda a Statutory Financial Return no later than four months after its financial year-end (unless specifically extended). The Statutory Financial Return includes, among other matters, a report of the approved independent auditor on the Statutory Financial Statements of the insurer, a solvency certificate, Statutory Financial Statements, and a certificate of the approved actuary. The solvency certificate must be signed by our principal representative, two directors of the insurer, and our independent auditor. Where an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the Statutory Financial Return.

     Supervision, Investigation and Intervention. The Authority may appoint an inspector with extensive powers to investigate the affairs of an insurer. In order to verify or supplement information otherwise provided to the Authority, the Authority may direct an insurer to produce documents or information relating to matters connected with the insurer's business.

     If it appears to the Authority that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Authority may, among other things, direct the insurer (i) not to take on any new insurance business, (ii) not to vary any insurance contract if the effect would be to increase the insurer's liabilities,
(iii) not to make certain investments, (iv) to realize certain investments, (v) to maintain, or transfer to the custody of a specified bank, certain assets,
(vi) not to declare or pay any dividends or other distributions or to restrict the making of such payments, and/or (vii) to limit its premium income.

     Under the Insurance Act, an insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of Annuity & Life Reassurance is at our offices in Hamilton, Bermuda, and Lawrence S. Doyle, our President and Chief Executive Officer, is the principal representative of Annuity & Life Reassurance. Without a reason acceptable to the Authority, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days notice in writing to the Authority is given of the intention to do so. It is the duty of the principal representative, within 30 days of reaching the view that there is a likelihood of the insurer, for which the principal representative acts, of becoming insolvent or that a reportable "event" has, to the principal representative's knowledge, occurred or is believed to have occurred, to make a report in writing to the Authority setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Authority relating to a solvency margin or liquidity or other ratio.

     Certain Bermuda Law Considerations. We have been designated as non-resident for exchange control purposes by the Authority whose permission for the issue and transfer of the Common Shares has been obtained. This designation allows us to engage in transactions, or to pay dividends to non-residents of Bermuda who are holders of our common shares, in currencies other than the Bermuda Dollar.

     The transfer of our common shares between persons regarded as non-resident in Bermuda for exchange control purposes and our issuance of common shares to such persons may be effected without specific consent under the Exchange Control Act 1972 and regulations thereunder. Issues and transfers of the common shares to any person regarded as resident in Bermuda for exchange control purposes requires specific prior approval under the Exchange Control Act 1972. The common shares of Annuity and Life Reassurance cannot be transferred without the consent of the Authority.

     As "exempted companies," we are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but as exempted companies we may not participate in certain business transactions, including (i) the acquisition or holding of land in Bermuda (except that required for our business and held by way of lease or tenancy for terms of not more than 21 years) without the express authorization of the Bermuda legislature, (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Bermuda Minister of Finance, (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities, or (iv) the carrying on of business of any kind in Bermuda, including insuring domestic risks, except in furtherance of our business carried on outside Bermuda, and, in the case of Annuity and Life Reassurance, reinsuring any long term business risks undertaken by any company incorporated in Bermuda and permitted to engage in the insurance and reinsurance business, or under a license granted by the Bermuda Minister of Finance.

  United States

     General. Our Bermuda operating subsidiary, Annuity and Life Reassurance Ltd., is not licensed or admitted as an insurer in any state of the United States and is not directly subject to regulation in any state of the United States. The insurance laws of each state in the United States regulate the sale of insurance and reinsurance within their jurisdiction by reinsurers, such as Annuity and Life Reassurance Ltd., which are not licensed or admitted to do business within such jurisdiction. Annuity and Life Reassurance Ltd. conducts its business through its Bermuda office. Annuity and Life Reassurance Ltd. does not maintain an office, and its personnel do not solicit, advertise, settle claims or conduct other activities which may constitute the transaction of the business of insurance, in any jurisdiction in which it is not licensed or otherwise authorized to engage in such activities.

     Our United States operating subsidiary, Annuity and Life Reassurance America, Inc. is licensed and authorized to conduct life insurance business in 43 states and the District of Columbia. The insurance laws and regulations, as well as the supervisory authority that may be exercised by the various insurance departments in the United States, vary by jurisdiction, but generally grant broad powers to supervisory agencies or regulators to examine and supervise insurance companies and insurance holding companies with respect to the conduct of their insurance business. These laws and regulations generally require insurance companies to meet certain solvency standards, asset tests, standards of business conduct, guarantee fund assessments, and to file certain reports with regulatory authorities, including information concerning their capital structure, ownership, and financial condition. The insurance laws of Connecticut have the most significant impact on Annuity and Life Reassurance America, Inc. because that is its state of domicile.

     Annuity and Life Re America, Inc. (our U.S. Holding Company) is domiciled in Delaware and regulated as a Delaware corporation. The Delaware insurance holding company system laws and regulations generally do not apply to Annuity and Life Re America, Inc. because it is not an insurer and because Annuity and Life Reassurance America is not required to register with the Delaware Insurance Commissioner under applicable provisions of such laws and regulations. The books and records of Annuity and Life Re America, Inc. may be subject to inspection by the Connecticut insurance regulators because Annuity and Life Re America, Inc. is an affiliate of Annuity and Life Reassurance America, which is subject to Connecticut's holding company laws.

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

     Current Connecticut law permits the payment of ordinary shareholder dividends or distributions, the fair market value of which, together with that of other dividends or distributions made during the preceding twelve months, does not exceed the greater of (i) 10% of Annuity and Life Reassurance America's statutory surplus as regards policyholders as of the immediately preceding December 31, or (ii) statutory net gain from operations for the immediately preceding calendar year, excluding pro rata distributions of any class of Annuity and Life Reassurance America's own securities. Any proposed dividend in excess of this amount is considered an "extraordinary dividend" and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved by the Connecticut Insurance Commissioner. In addition, except as otherwise provided by law, no dividend or other distribution exceeding an amount equal to Annuity and Life Reassurance America's "earned surplus" may be paid without the prior approval of the Connecticut Insurance Commissioner.

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

     Credit for Reinsurance. In addition to the regulatory requirements imposed by the jurisdictions in which a reinsurer is licensed, a reinsurer's business operations are affected by regulatory requirements in other jurisdictions in which ceding companies are domiciled governing "credit for reinsurance" which are imposed on its ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for policy reserves, claims and other amounts ceded to such reinsurer. Many jurisdictions permit ceding companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted reinsurers if adequate security is posted.

ITEM 2.  PROPERTIES.

     We conduct our operations from leased office space located at Cumberland House, 1 Victoria Street, Hamilton, HM 11, Bermuda. Annuity and Life Re America conducts its operations from leased space located at 280 Trumbull Street, Hartford, Connecticut, USA. We believe our space is adequate to meet our current and expected needs.

ITEM 3.  LEGAL PROCEEDINGS.

     On January 21, 2002, we served written notice of arbitration in connection with our largest annuity contract. We are seeking monetary damages and/or equitable relief from our ceding insurer, Transamerica Occidental Life Insurance Company. The claim is based upon certain actions and/or omissions by the cedent that we assert have deprived us of the benefit of this reinsurance transaction. The parties are in the process of selecting an arbitration panel.

     On February 28, 2002 we served written notice of our intent to invoke the arbitration provisions of our reinsurance agreement in connection with our largest life reinsurance contract. The claim is based upon our contention that the cedent failed to disclose material facts, known to the cedent, about the block of business being reinsured when it was underwritten.

     On March 05, 2002 we served written notice to another life insurer to terminate a reinsurance agreement underwritten in 1998. The claim is based upon our contention that the cedent is unable to provide support for their underwriting assumptions used to secure the reinsurance and has ceded business that is excluded from the agreement. Further, the cedent is unable to segregate from their records business that is properly covered under the agreement.

     There are no other arbitration or other legal proceedings currently in process.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 2001, no matters were submitted to our security holders for a vote.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Our common shares began trading on the New York Stock Exchange on August 1, 2001 (ticker symbol ANR). Prior to August 1, 2001, our shares were traded on the NASDAQ National Market under the symbol "ALRE". Based upon publicly available information on trading in our shares on both the NYSE and NASDAQ the high, low, and closing prices of our common shares for each calendar quarter for the years 2001 and 2000 were as follows:

                                              2001                       2000
                                    ------------------------   ------------------------
PERIOD                               HIGH     LOW     CLOSE     HIGH     LOW     CLOSE
------                              ------   ------   ------   ------   ------   ------
January 1 - March 31..............  $32.88   $26.44   $29.75   $27.53   $21.00   $26.00
April 1 - June 30.................   36.76    27.26    35.75    27.00    16.75    24.50
July 1 - September 30.............   37.25    29.00    33.95    26.50    22.31    24.13
October 1 - December 31...........   35.40    20.71    25.11    31.94    23.38    31.94

     As of March 7, 2002, there were approximately 2,700 holders of the outstanding common shares, including participants in securities position listings. At March 7, 2002 the closing price of our stock was $17.26 per common share.

DIVIDENDS

     Quarterly dividends of $0.05 and $0.04 per common share were declared in 2001 and 2000, respectively. On February 13, 2002, our Board of Directors declared a dividend of $0.05 per share payable on March 21, 2002 to stockholders of record on March 7, 2002.

     The declaration and payment of future dividends to holders of our common shares will be at the discretion of our Board of Directors and will depend upon our earnings and financial condition, capital requirements of our subsidiaries, regulatory considerations and other factors the Board of Directors deems relevant. (See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15 of "Notes to Consolidated Financial Statements" included elsewhere in this report.). Our general policy is to retain most of our earnings to finance the growth and development of our business. Currently, there is no Bermuda withholding tax on dividends paid by us to shareholders.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data and other operating information. The selected financial data have been derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                     -----------------------------------------------------------
                                         2001            2000            1999           1998
                                     ------------    ------------    ------------    -----------
INCOME STATEMENT DATA
Revenues
  Net Premiums.....................  $251,793,237    $168,404,022    $100,835,007    $27,943,890
  Investment income, net of related
     expenses......................    91,128,696     136,648,327      85,089,811     24,130,550
  Net realized investment gains
     (losses)......................     1,230,038      (4,817,121)     (1,284,769)     2,673,281
  Surrender fees and other
     revenues......................    18,519,701       6,915,870       3,215,429        311,243
                                     ------------    ------------    ------------    -----------
  Total Revenues...................  $362,671,672    $307,151,098    $187,855,478    $55,058,964
                                     ------------    ------------    ------------    -----------
Benefits and expenses
  Claim and policy benefits........  $216,025,010    $132,810,192    $ 79,953,160    $23,297,115
  Interest credited to interest
     sensitive products............    68,758,418      63,041,991      22,312,684      1,989,000
  Policy acquisition costs and
     other insurance expenses......   105,045,512      60,900,376      42,200,688      6,541,872
  Operating expenses...............    11,552,418      10,411,344       7,685,802      4,219,360
                                     ------------    ------------    ------------    -----------
  Total Benefits and Expenses......  $401,381,358    $267,163,903    $152,152,334    $36,047,347
                                     ------------    ------------    ------------    -----------
Net (loss) income..................  $(38,709,686)   $ 39,987,195    $ 35,703,144    $19,011,617
                                     ============    ============    ============    ===========
Basic (loss) earnings per common
  share............................  $      (1.51)   $       1.57    $       1.40    $      0.81
Diluted (loss) earnings per common
  share............................  $      (1.51)   $       1.46    $       1.31    $      0.76
Dividends per common share.........  $       0.20    $       0.16    $       0.16    $      0.04
Weighted average shares
  outstanding......................    25,602,664      25,499,999      25,499,999     24,020,999
BALANCE SHEET DATA (IN THOUSANDS)
Invested assets....................  $    423,780    $    321,819    $    304,060    $   342,614
Funds withheld.....................  $  1,488,326    $  1,530,110    $  1,532,653    $ 1,200,101
Total assets.......................  $  2,330,229    $  2,224,687    $  2,056,086    $ 1,706,510
Stockholders equity................  $    404,946    $    441,216    $    392,055    $   375,340
OTHER FINANCIAL DATA
Book value per common share(1).....  $      15.75    $      17.30    $      15.37    $     15.63
Life insurance in force (in
  thousands).......................  $117,400,000    $ 77,019,000    $ 45,407,000    $22,538,000

---------------
(1) Book value per share is computed by dividing stockholders equity at the end of the period by the number of common shares then outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following analysis of our consolidated financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the consolidated financial statements and accompanying notes included elsewhere in this report. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions developed by our management. Any adjustments to reported bases of assets or liabilities resulting from changes in estimates are reflected in earnings in the period the estimates are revised. Certain management estimates are based, in part, on information provided by ceding companies. Our ceding companies periodically update, refine and revise the reinsurance information they provide to us. This revised data is reflected in earnings as changes in estimates.

FORWARD LOOKING STATEMENTS

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

     Factors that could cause our actual results of operations or financial condition to differ from those described in this report include, but are not necessarily limited to, the following:

     - A decline in our financial ratings would adversely affect our business. Insurers and reinsurance intermediaries use insurance ratings as an important means of assessing the financial strength and quality of reinsurers. A.M. Best has assigned an "A" rating to Annuity and Life Re (Holdings), Annuity and Life Reassurance and Annuity and Life Reassurance America. A.M. Best has announced that our rating is under review with negative implications. Our subsidiaries, Annuity and Life Reassurance and Annuity and Life Reassurance America have received an "A" rating from Standard & Poor's, which has placed both companies on CreditWatch with negative implications. Annuity and Life Reassurance has been rated "A" by Fitch Ratings, which also has a negative ratings outlook. A downgrade in any of our ratings would adversely affect our ability to sell products and retain existing business. In particular, it is a condition in some of our reinsurance treaties that we maintain certain minimum credit ratings of "A-."

     - We face significant competition from major U.S. and non-U.S. reinsurers, many of which are well established and have substantially greater financial, marketing and management resources than we do. Competition in the reinsurance business is based on many factors, including premium charges, reputation, financial strength, terms and conditions of products offered, financial ratings, claims adjudication philosophy and general industry experience. If we are unable to maintain or increase our position in the market our business could be adversely affected. Furthermore, because we rely on a small number of clients, our business is more susceptible to the adverse effects of competition from other reinsurers.

     - Management of our underwriting risk is critical to the success of our business. In particular, we structure our investments to match our anticipated liabilities under reinsurance policies. If our calculations with respect to our reinsurance liabilities are incorrect, or if we improperly structure our investments to match such liabilities, we could have unexpected losses, including losses resulting from forced liquidation of investments prior to their maturity.

     - Our success is dependent on our ability to manage our investment risks. The success of our investment strategy may be affected by general economic conditions, which can adversely affect the markets for interest-rate-sensitive securities and equity securities, including the level and volatility of interest rates and the extent and timing of investor participation in these markets. Unexpected volatility or illiquidity in the markets in which we directly or indirectly hold positions could adversely affect our business. Our investment guidelines permit us to make some investments in below investment grade fixed income securities. While any investment carries some risk, the risks associated with lower-rated securities generally are greater than the risks associated with investment grade securities. We may also seek to hedge the equity related investment risk associated with our products. If we fail to match the equity related asset risk accurately with the equity related liabilities we could be exposed to the volatility of the equity markets. This could result in losses, which, in turn could adversely affect our business.

     - All of our funds withheld assets related to our annuity reinsurance agreements are held and managed by our cedents or by investment managers appointed by our cedents. The performance of these assets, therefore, depends to a great extent on the ability of our cedents, or our cedents' investment managers, to make appropriate investments. If these assets do not accumulate at rates sufficient to meet minimum guarantees on the underlying policies before the policyholder surrenders the policy, we could be forced to fund these minimum guarantees. This could result in significant losses which, in turn could adversely affect our business.

     - Some of the products offered by our cedents allow policyholders to withdraw their funds under certain circumstances. We seek to manage our investment portfolios so as to provide and maintain sufficient liquidity to support anticipated withdrawal demands. Unanticipated withdrawal or surrender activity may, under some circumstances, require us to dispose of assets on unfavorable terms, which could have an adverse affect on our business.

     - Terrorist attacks may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. As a result of terrorism, the United States has entered into an armed conflict which could have a further impact on our business. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of further terrorist attacks and these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse affect on our business.

     - Our success is dependent upon our ability to attract and retain key executive officers. The loss of the services of key individuals, our inability to hire and retain other talented personnel, or our inability to secure appropriate work permits could adversely affect our business.

     - We are subject to the laws and regulations of the jurisdictions in which we conduct business. These laws and regulations cover many aspects of our business, including licensure, premium rates, marketing practices and capital adequacy. Recently, the insurance and reinsurance regulatory framework has become subject to increased scrutiny in many jurisdictions and regulators have started to reexamine existing laws and regulations. Changes in these laws and regulations could have an adverse affect on our operations.

     - The market for annuities and many life insurance products in the United States is based in part on the favorable tax treatment such products receive relative to certain other investment alternatives. Any material change in such tax treatment would have an adverse affect on the market for such products. In addition, many life insurance products are used to reduce federal estate tax obligations. The United States Congress has recently adopted legislation that eliminates federal estate tax over a ten-year period. Under this legislation, the demand for life insurance products could be reduced, which in turn could adversely affect our business.

     - A prolonged general economic downturn or a prolonged downturn in the equity and other capital markets could adversely affect the market for many annuity and life insurance products. If the market for annuities or life insurance were adversely affected, it would likely depress the demand for reinsurance of annuities or life insurance, which would have an adverse affect on our business.

     - As a holding company, we have no significant operations or assets other than our ownership of the capital stock of our subsidiaries. Dividends and other permitted payments from our subsidiaries are our sole source of funds to pay expenses and dividends. The payment of dividends to us by our subsidiaries is subject to and limited by regulatory restrictions. Accordingly, there is no assurance that we will declare and pay dividends in the future.

     - Annuity and Life Re (Holdings) and Annuity and Life Reassurance are Bermuda corporations and do not file United States tax returns because we do not engage in business in the United States. However, because there is no definitive guidance as to what constitutes being engaged in trade or business in the United States, there can be no assurance that in the future the Internal Revenue Service may not contend that we are engaged in trade or business in the United States. If we were considered to be engaged in business in the United States, we could be subject to United States tax at regular corporate rates on our taxable income that is effectively connected with our United States business plus an additional 30% "branch profits" tax on such income remaining after the regular tax. Such taxes would have an adverse affect on our business.

GENERAL

     Our two major business lines are life reinsurance and annuity reinsurance. Reinsurance agreements typically remain in force for the life of the underlying policies reinsured which range from ten to thirty years. Each year, a portion of the business under an existing treaty terminates due to, among other things, surrenders and/or lapses of underlying policies, deaths of underlying insureds and the exercise of recapture options.

     Profitability of the life reinsurance line depends in large part on the volume and amount of death claims incurred. While death claims are reasonably predictable over a long time horizon, they are less predictable over shorter periods and are subject to fluctuation from quarter to quarter and year to year. Significant fluctuations from period to period could adversely affect the results of operations.

     At December 31, 2001 and 2000, our life insurance in force amounted to approximately $117 billion and $77 billion, respectively. We retrocede portions of certain risks in excess of our maximum per life retention of $1 million. At December 31, 2001 and 2000, we had ceded approximately $493 million and $193 million of life insurance coverage, respectively, or 0.42% and 0.25% of our life insurance in force, respectively.

     Our primary annuity products are reinsurance of fixed deferred annuities and payout annuities structures. Profitability of the annuity reinsurance line is primarily dependent on earning a spread between the interest rate earned on the assets under management and the interest rate credited to the policyholder. This product line is market and interest rate sensitive. Fluctuations in the general level of interest rates, fixed income markets, and equity markets from period to period may cause fluctuations in the results of operations. This product line can be adversely impacted by the combined effects of poor market performance and excessive surrender rates, which occurred in 2001. At December 31, 2001 and 2000, our liability for annuity contracts amounted to approximately $1.5 billion.

CRITICAL ACCOUNTING POLICIES

     Annuity and Life Re (Holdings), Ltd. is a Bermuda holding company with operating subsidiaries in Bermuda and the United States. Our principal business is reinsurance of life and annuity risks. We consolidate the operations of all our subsidiaries in this report in accordance with U.S. GAAP requirements.

     In preparing our financial statements we use estimates and assumptions based upon the best information available, and management's best judgment, at the time our financial statements are prepared. The most significant estimates relate to policyholder benefit reserves for both life and annuity business and deferred acquisition costs. These valuation accounts are estimates requiring us to make assumptions about future mortality, lapses, expenses, and investment results. While these estimates are based upon historical results and information provided to us by our cedents, actual results could differ materially from our estimates.

     We report our fixed maturity investments at fair value (our securities are classified as available for sale) with any change in their fair value reported as a change in accumulated comprehensive income. If we determine that the value of an investment has declined (other than temporarily) we write the investment down to its fair value with a charge to realized losses. Realized gains and losses are determined using the specific identification method.

     Reinsurance premium revenues from life products with mortality risk are recognized when due from the policyholders. For those policies with premium paying periods that are significantly shorter than the total period over which benefits are expected to be provided, profits are deferred and recognized as income in a constant relationship to the insurance in force or, for annuities, in relation to the amount of expected future benefit payments. Premiums from universal life and investment-type contracts are reported in the balance sheet as interest sensitive contracts liability. Revenues from these investment type contracts consist of income earned on the assets and amounts assessed during the period against policyholders' account balances for mortality charges, policy administration charges and surrender charges. Deposit accounting procedures are applied to considerations received or paid relating to reinsurance contracts that do not qualify for reinsurance accounting. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders' account balances.

     These estimates and assumptions can have a significant effect on the amounts we report in our financial statements. See Note 2 of the "Notes to Consolidated Financial Statements" for additional information regarding our accounting policies.

OPERATING RESULTS

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Net Loss. For the year ended December 31, 2001, we had a consolidated net loss of $(38,710,000), $(1.51) per primary and fully diluted common share, compared to net income of $39,987,000, $1.57 per primary common share and $1.46 per fully diluted common share, for the year ended December 31, 2000. As more fully discussed below, our results for 2001 were adversely affected by poor performance on a major annuity reinsurance contract, adverse mortality experience on two major life reinsurance contracts, and the September 11th tragedy.

     Net Operating Income. In addition to net income, we report net operating income. This is not a substitute for net income computed in accordance with accounting principles generally accepted in the United States of America (U.S.
GAAP), but is an important measure used by management, equity analysts and investors to measure our performance. We define net operating income as net income excluding realized gains and losses from the sale of investments. Our definition of net operating income may differ from that used by other public life and annuity companies.

     Our net operating loss for the year ended December 31, 2001 was $(39,940,000), compared with net operating income of $44,804,000 for the year ended December 31, 2000. The net operating loss was the result of a $33,000,000 charge related to minimum interest guarantees, a $24,700,000 charge for non-recoverable deferred acquisition costs, a $16,000,000 loss from adverse mortality experience on two of our inforce life reinsurance contracts underwritten in 1998, and a $12,000,000 charge for the September 11 tragedy. The first two charges both relate to our largest annuity reinsurance contract, and result from the combined impact of excessive surrenders and poor investment performance. As discussed elsewhere in this report we are seeking relief from our ceding reinsurers with respect to the two life reinsurance contracts mentioned above. If we are unable to rescind, recapture, reprice, or otherwise restructure these agreements, we may incur additional losses on these contracts in future periods.

     Net Premiums. Net premium revenue for the year ended December 31, 2001 was $251,793,000, an increase of 50% over the year ended December 31, 2000. The majority of premium revenue was derived from traditional ordinary life reinsurance developed directly and through the use of intermediaries. The growth reflects the level of new business written and the increase in the face amount of insurance in force. At December 31, 2001 the total face amount of life insurance in force was approximately $117 billion compared with approximately $77 billion at December 31, 2000, an increase of 52%. New business writings and premium revenue levels are significantly influenced by large transactions and therefore can fluctuate from period to period.

     Net Investment Income. Total net investment income for the year ended December 31, 2001 was $91,129,000, a decrease of 33% from the year ended December 31, 2000. The decline was primarily due to the reduction in net investment income from our largest annuity reinsurance contract. As a result, income earned in 2001 on Funds Withheld declined to $70,963,000 from approximately $116,522,000 for the year ended December 31, 2000, reflecting a general decline in interest rates and poor investment performance on the assets managed by the cedent. The average yield rate earned on an annualized basis on the invested assets, excluding Funds Withheld, was approximately 5.74% for the year ended December 31, 2001 compared with 6.85% for the year ending December 31, 2000, reflecting an overall decline in interest rates.

     Realized Investment Gains (Losses). Realized investment gains were approximately $1,230,000 for the year ended December 31, 2001 compared with realized losses of $(4,817,000) for the year ended December 31, 2000. These gains and losses result from normal active management of our investment portfolio intended to improve performance and increase operating income. We do not consider realized gains and losses to be recurring components of earnings. We make decisions concerning the sale of invested assets based on a variety of market, business and other factors.

     At December 31, 2001 we had unrealized gains of approximately $6,418,000, as compared with unrealized gains of $2,064,000 at December 31, 2000. The change in unrealized gains and losses is principally related to movements in the general level of interest rates.

     Claims and Policy Benefits. Claims and Policy Benefits includes both life and annuity benefits. Life Insurance Claims and Policy Benefits for the year ended December 31, 2001 were $200,866,000 or 85% of net premium as compared with $115,953,000 or 77% of net premium for the year ended December 31, 2000. Aggregate mortality experience has been negatively impacted by $16,000,000 of adverse mortality experience on two of the Company's inforce life reinsurance contracts underwritten in 1998 and a $12,000,000 charge for the World Trade Center tragedy. As discussed elsewhere in this report we are seeking relief from our ceding reinsurers with respect to these two life reinsurance contracts. If we are unable to rescind, recapture, reprice, or otherwise restructure these agreements, we may incur additional losses on these contracts in future periods. The mortality experience of our book, excluding the two early life reinsurance contracts, is within pricing parameters. Although we expect mortality to be fairly constant over long periods of time, it will fluctuate from period to period. Reserves for future policy benefits are in part determined by claims reported from ceding companies, our aggregate experience and overall mortality trends.

     Interest Credited to Interest Sensitive Contract Liabilities. Interest credited to interest sensitive contract liabilities was approximately $68,758,000 for the year ended December 31, 2001, as compared with approximately $63,042,000 for the year ended December 31, 2000. The 2001 expense includes a $33,000,000 charge for minimum interest guarantees resulting from poor investment performance and excessive surrender rates on our largest annuity reinsurance contract. After adjusting for this charge interest credited for the year 2001 is $35,758,000, a reduction of $27,284,000 from last year reflecting the general decline in interest rates credited to policyholders.

     Policy Acquisition Costs and Other Insurance Expenses. Policy acquisition costs and other insurance expenses, consisting primarily of allowances and amortization of deferred policy acquisition costs, were approximately $105,045,000 for the year ended December 31, 2001. This expense includes a $24,700,000 charge to write down deferred acquisition costs to a level that can be supported from our revised view of future surrender rates on our largest annuity reinsurance contract due to its poor persistency. While management has made what it believes to be adequate provision for future costs based upon reasonable assumptions about future investment performance and surrenders, the provision is an estimate. Actual amounts paid may be significantly higher or lower than the current reserve. After adjusting for the third quarter charge policy acquisition costs and other insurance costs were $80,345,000, as compared with $60,900,000 for the year ended December 31, 2000. Generally, policy acquisition costs and other insurance expenses fluctuate with business volume and changes in product mix. The increase in these costs, as adjusted, reflects the growth and development of our life reinsurance business.

     Other Operating Expenses. Operating expenses were approximately $11,552,000 or 3.2% of total revenue for the year ended December 31, 2001, as compared with $10,411,000 or 3.4% of total revenue for the year ended December 31, 2000. The decrease in the ratio of operating expenses to total revenue is due to our premium growth. We consider the operating expense level to be low by industry standards and in line with our plan to be a low cost provider.

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

     For the year ended December 31, 2000 net operating income increased 21% over the prior year. Net operating income for the year ending December 31, 2000 was $44,804,000, compared with $36,988,000 for the year ended December 31, 1999. The increase in net operating income was due to the growth and development of our reinsurance operations and favorable underwriting and investment results.

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

     Realized Investment Gains (Losses). Realized investment losses were approximately $(4,817,000) for the year ended December 31, 2000 compared with realized losses of $(1,285,000) for the year ended December 31, 1999. These gains and losses result from normal active management of our investment portfolio intended to improve performance and increase operating income.

     We do not consider realized gains and losses to be recurring components of earnings. We make decisions concerning the sales of invested assets based on a variety of market, business and other factors.

     During the year ended December 31, 2000 we had unrealized gains of approximately $13,334,000, as compared with unrealized losses of $14,992,000 during the year ended December 31, 1999 which were included in Accumulated Other Comprehensive Income. The change in unrealized gains and losses is principally related to movements in the general level of interest rates.

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

FINANCIAL CONDITION

Investments

  Cash & Fixed Maturity Investments

     Invested assets, including cash and cash equivalents, amounted to approximately $423,780,000 at December 31, 2001 as compared with approximately $321,819,000 at December 31, 2000. The change in invested assets during 2001 was due primarily to the receipt of $137 million from a third party reinsurer that is used to fund cedents collateral requirements plus unrealized gains during the period, offset by funds used by the Company's operating activities and dividends paid to shareholders. At December 31, 2001 unrealized gains total approximately $6,418,000 as compared to approximately $2,065,000 at December 31, 2000. The change in unrealized gains is principally related to movement in the general level of interest rates during 2001.

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

     At December 31, 2001, fixed maturity investments were 99% investment grade, as compared with 97% at December 31, 2000. The fair value of such investments may vary depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer. At December 31, 2001 and 2000, the weighted average duration of invested assets was 3.2 years, and the weighted average investment quality rating was "AA+" and "AA", respectively.

     At December 31, 2001, $3,749,000 at fair value, or 1.2% of the invested assets (0.9% of Stockholders Equity), consisted of below investment grade securities, as compared with approximately $8,983,000 or 3.4% of invested assets (2.0% of Stockholders Equity) at December 31, 2000. We limit our exposure to below investment grade securities to 10% of the amount by which invested assets exceed the related insurance liabilities, as these investments are subject to a higher degree of credit risk than investment grade securities. We monitor these securities as well as the creditworthiness of the portfolio as a whole. When fair market values decline for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its net realizable value. At December 31, 2001 there were two impaired securities, which were written down by $600,000. At December 31, 2000 there was one impaired security, which was written down by $1,000,000.

     Our results of operations and our financial condition are significantly affected by the performance of our investments and by changes in interest rates. During a period of declining interest rates, if our investments are prematurely sold, called, prepaid or redeemed, we may be unable to reinvest the proceeds in securities of equivalent risk with comparable rates of return. During a period of rising interest rates, the fair value of our invested assets could decline. In addition, rising interest rates could also cause disintermediation, which in turn could cause us to sell investments at prices and times when the fair values of such investments are less than their amortized cost. We believe that our traditional life insurance liabilities are not highly interest rate sensitive and, therefore, the effects of fluctuating interest rates on these liability cash flows are not significant. For interest sensitive liabilities, we are primarily dependent upon the ceding company to utilize asset/liability matching or other strategies to minimize the impact of changes in interest rates. If the ceding company does not appropriately match its asset management strategy to its obligation to its policyholders we could sustain losses, as happened with our largest annuity reinsurance contract. We have not engaged in hedging activities to mitigate the effects of asset/liability mismatches of our cedents, or interest rate changes on our invested assets and related liabilities, although we may do so in the future.

     The following table summarizes our investment results, excluding interest earned on funds withheld under modified coinsurance agreements, for the periods ended December 31, 2001, 2000, and 1999.

                               INVESTMENT RESULTS

                                               YEAR ENDED           YEAR ENDED           YEAR ENDED
                                            DECEMBER 31, 2001    DECEMBER 31, 2000    DECEMBER 31, 1999
                                            -----------------    -----------------    -----------------
                                                              (DOLLARS IN THOUSANDS)
Total invested assets, including cash and
  equivalents(1)..........................      $423,780             $321,819             $304,060
Investment income, net of related
  expenses................................      $ 20,165             $ 20,126             $ 20,483
Effective yield rate(2)...................          5.74%                6.85%                6.29%
Realized investment gains (losses)........      $  1,230             $ (4,817)            $ (1,285)

---------------
(1) Fair value at end of the indicated year.

(2) The effective yield rate equals (i) net investment income divided by (ii) the average of total adjusted invested assets (fixed maturities at amortized cost, including assets on deposit with reinsurers) at the end of each calendar quarter included in the indicated period.

     Our invested assets consist primarily of fixed maturity securities. These fixed maturity securities are invested primarily in U.S. government and U.S. corporate obligations.

     At December 31, 2001, mortgage backed securities represented approximately 11% of invested assets, as compared with 30% at December 31, 2000. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage backed securities include collateralized mortgage obligations ("CMO's") and mortgage backed pass-through securities. Mortgage backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), all of which are agencies of the U.S. government. Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in agency mortgage backed securities. Our mortgage backed securities portfolio had a weighted average investment quality rating of "AAA" at both December 31, 2001 and 2000.

     At December 31, 2001, approximately 2% of our mortgage backed investment portfolio consisted of planned amortization class ("PAC"), target amortization class ("TAC") and sequential instruments, as compared with 25% at December 31, 2000. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches ("support classes") of the CMO.

     Funds Withheld at Interest -- Interest Sensitive Liabilities Contracts. At December 31, 2001 and 2000 assets with a carrying value of $1,488,326,000 and $1,530,110,000, respectively, related to annuity reinsurance agreements were held by and managed by the ceding companies in segmented portfolios. These amounts are included in our Balance Sheet as Funds withheld at interest. Under the terms of the reinsurance agreements, the investment income, which accrues to us, is based on the performance of the underlying portfolios. Assets in the underlying portfolios are managed by investment managers appointed by the cedent. As a result we cannot directly influence the investment strategy or performance of the portfolio. The liability for the annuity reinsurance is included on our Balance Sheet as Interest Sensitive Contracts Liabilities, and includes a provision for minimum interest guarantees expected to be paid in the future. While management has made what it believes to be adequate provision for future costs based upon reasonable assumptions about future investment performance and surrenders, the provision is an estimate. Actual amounts paid may be significantly higher or lower than the current provision.

LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity and capital resources are a measure of our overall financial strength and our ability to generate cash flows from our operations to meet operating and growth needs. Our principal sources of funds are premiums received, net investment income, proceeds from investments called, redeemed or sold, funds drawn from our collateral funding facility (described below), and cash and short term investments. The principal obligations and uses of the funds are the payment of policy benefits, acquisition and operating expenses and the purchase of investments.

     During 2001, we entered into a reinsurance agreement with a third party reinsurer to cede excess U.S. Statutory reserves (the amount by which the cedents U.S. Statutory reserves exceeds our U.S. GAAP reserves for certain life insurance contracts subject to certain state statutory regulations known as Triple-X) to the reinsurer. Under the agreement, the reinsurer is obligated to fund the collateral requirements associated with these excess U.S. Statutory reserves by making cash deposits with us. As of December 31, 2001, we had received deposits of $137 million from the reinsurer. We expect to cede additional excess U.S. Statutory reserves to, and receive additional deposits from, the reinsurer in the future.

     This reinsurance agreement does not qualify for reinsurance accounting under U.S. GAAP. As a result, funds received under this contract are recorded as a deposit liability. As part of this contract we deposited $41 million with the reinsurer, which is included in Deposits and other reinsurance receivables. We receive the benefit of investment income from the funds received and pay the third party reinsurer certain fees associated with the contract. For the year 2001, the fees were $1.2 million and are included in other insurance expenses.

     Net cash used by operating activities was $(40,690,000) for the year ended December 31, 2001, as compared with cash provided by operations of $16,260,000 for the year ended December 31, 2000. The use of cash by our operating activities is primarily related to the net loss incurred for the year and its' related payments.

     At December 31, 2001 our total capitalization, which consists entirely of equity, was $404,946,000. We believe this level of capital is sufficient to support our insurance writings and growth for the near future. However, as a Bermuda reinsurer we are required to post collateral for the statutory reserves ceded to us by U.S. based insurers and reinsurers. On March 1, 2002 we filed a shelf registration statement on Form S-3 to register under the Securities Act of 1933 $200,000,000 of senior debt to be sold in one or more transactions on a delayed basis. We may issue some or all of this debt in the future. This debt, if and when issued, would be used to fund collateral requirements of our cedents. In the future, we may issue additional debt or other forms of capital to assist in meeting the collateralization needs of our cedents. During 2001 our Board of Directors approved a share repurchase program of up to $25,000,000 of our common stock. While our Board has given us the flexibility to repurchase our common stock in the future if market conditions so dictate, at the present time we anticipate utilizing this capital in the future to support our business growth.

     At December 31, 2001 and 2000 we had no outstanding debt. At December 31, 2001 and 2000, letters of credit totaling $197 million and $184 million, respectively, issued in the ordinary course of our business had been issued by our bankers in favor of certain ceding insurance companies to provide security and meet regulatory requirements. At December 31, 2001 and 2000 letters of credit totaling $101 million and $138 million, respectively, were fully collateralized by our investments. We may incur indebtedness in the future for investment or operational purposes.

     During the year 2001 the Board of Directors declared and paid quarterly shareholder dividends of $.05 per share. The Board intends to continue to declare and pay out of earnings a quarterly dividend. The continued payment of dividends is dependent on the ability of our operating subsidiaries to achieve satisfactory underwriting and investment results, and no assurance can be given that dividends will be declared or paid in the future.

     We have no material commitments for capital expenditures as of December 31, 2001.

ACQUISITION

     On June 1, 2000 the Company, through Annuity and Life Re America, completed the acquisition of Annuity and Life Reassurance America, Inc., formerly Capitol Bankers Life Insurance Company. Annuity and Life Reassurance America is a life insurance company domiciled in the United States which is authorized to conduct its life insurance business in 43 states of the United States, and will focus its operations on the United States life reinsurance markets. The Company contributed additional capital to Annuity and Life Reassurance America during 2000 of $19,550,000 to bring the total capital and surplus of Annuity and Life Reassurance America to $25,000,000. The acquisition price and capital contribution was funded from available cash balances and proceeds from the sales of fixed maturity securities held by the Company.

     The acquisition was accounted for as a purchase and the operating results of Annuity and Life Reassurance America have been included in the Company's financial statements since the date of acquisition. Prior to closing, the inforce insurance business of Annuity and Life Reassurance America was 100% reinsured by Annuity and Life Reassurance America with its former owner, a subsidiary of Swiss Re, who will continue to administer the business reinsured. Accordingly, there will be no earnings from the in-force business at the acquisition date accruing to the Company currently or in the future.

     The amounts related to the reinsured business referred to above are included on the Company's Balance Sheet in the assets as Receivable for Reinsurance Ceded and in the liabilities as Reserves for Future Policy Benefits. At December 31, 2001 and 2000 these amounts were $97.8 million and $104.5 million, respectively.

     The purchase price exceeded the fair value of the net assets acquired (the capital and surplus of Annuity and Life Reassurance America) by $2,301,000, which has been allocated to the value of the 43 insurance licenses of Annuity and Life Reassurance America. This is being amortized over 20 years. See Note 2(k) of the "Notes to Consolidated Financial Statements" for information regarding SFAS No. 142.

     The proforma balance sheet of Annuity and Life Reassurance America as of the date of acquisition after giving effect to the reinsurance transaction is as follows:

ASSETS
------
Cash and invested assets....................................  $ 10,880,686
Receivable for reinsurance ceded............................   108,766,677
Insurance licenses..........................................     2,301,104
                                                              ------------
Total Assets................................................  $121,948,467
                                                              ============
LIABILITIES AND STOCKHOLDERS EQUITY
------------------------------------------------------------
Reserves for future policy benefits.........................  $108,766,677
Stockholders equity.........................................    13,181,790
                                                              ------------
Total Liabilities and Stockholders Equity...................  $121,948,467
                                                              ============

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of December 31, 2001.

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

     We have no significant foreign currency risk or market risk arising from general account equity securities. We do have significant market risk from our largest annuity reinsurance contract and minor market and currency risk through our remaining annuity reinsurance agreements. We do not currently use derivative financial instruments such as futures and options to manage risk in our general account or assumed through our reinsurance agreements, although we may do so in the future. We manage other risks, including credit and liquidity, in the normal course of business. In managing credit risk we establish overall quality and rating guidelines and place limits on credit exposure by issuer industry to achieve appropriate diversification in the portfolio. We do not have a trading portfolio and are not exposed to market risk from trading activities.

     There were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2000.

     The table below (expressed in millions of U.S. dollars) presents as of December 31, 2001 the amortized cost amounts and related weighted average interest rates by years of maturity for our investment portfolio. Mortgage backed securities are included in the table by anticipated year of maturity.

                                             CASH AND CASH   WEIGHTED AVERAGE   FIXED MATURITY   WEIGHTED AVERAGE
WEIGHTED AVERAGE INTEREST RATES BY MATURITY   EQUIVALENTS     INTEREST RATE      INVESTMENTS      INTEREST RATE
-------------------------------------------  -------------   ----------------   --------------   ----------------
                                                                    (DOLLARS IN THOUSANDS)
2002...................................        $104,793            1.74%           $  9,913            2.19%
2003...................................                                              20,318            5.20%
2004...................................                                              45,655            5.62%
2005...................................                                              46,717            6.20%
2006...................................                                              50,354            5.82%
Thereafter.............................                                             139,463            6.57%
                                               --------                            --------
Total..................................        $104,793            1.74%           $312,421            6.76%
                                               ========                            ========
Fair Value.............................        $104,793                            $318,987
                                               ========                            ========

     Sensitivity analysis and duration modeling are used to estimate changes in fair values of fixed maturity investments and the potential effects on operating earnings and cash flows resulting from possible near term changes in interest rates. The term "near term" means a period of time going forward up to one year from the date of the Consolidated Financial Statements. Durations of fixed maturity investments are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income. Our duration model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model. The duration model produces a loss in fair value of the fixed maturity investments of approximately $11.5 million based on a 100 basis point increase in interest rates as of December 31, 2001. Conversely, gains of similar amounts will be produced with a 100 basis point decrease in interest rates. Actual results may differ from the hypothetical change in fair values assumed in this disclosure, especially since the analysis does not and cannot reflect the results of any actions that would be taken by us to mitigate losses or to optimize gains in fair values.

     We believe that our life insurance liabilities are not highly interest rate sensitive as they arise from traditional reinsurance arrangements and, therefore, the effects of fluctuating interest rates on these liability cash flows are not significant.

     The annuity product line is generally regarded as market and interest rate sensitive. Fluctuations in the general level of interest rates may cause fluctuations in the results of operations. The future earnings and cash flows of the annuity product line are primarily dependent on earning a spread (the difference between the interest earned on the supporting asset base and the rate credited to policyholders) and persistency of the underlying business. All assets supporting interest sensitive liabilities are managed by the Company's cedents, or their designated asset managers. If the assets managed by the cedents do not accumulate at rates sufficient to meet state mandated minimum guarantees prior to the policyholder surrendering the policy, the Company could be forced to fund these minimum guarantees resulting in losses to the Company. If the surrender rates significantly exceed the Company's expectations during a time period when the assets have not accumulated at a rate sufficient to fund the minimum interest guarantees, losses to the Company could be significant.

     The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page 11.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE
             ANNUITY AND LIFE RE (HOLDINGS), LTD. AND SUBSIDIARIES

FINANCIAL STATEMENTS
Report of Management........................................     24
Report of Independent Auditors..............................     25
Consolidated Balance Sheets at December 31, 2001 and 2000...     26
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................     27
Consolidated Statements of Comprehensive Income for the
  years ended December 31, 2001, 2000 and 1999..............     28
Consolidated Statements of Changes in Stockholders Equity
  for the years ended December 31, 2001, 2000 and 1999......     29
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................     30
Notes to Consolidated Financial Statements..................     31
FINANCIAL STATEMENT SCHEDULE
Schedule II Condensed Financial Information of Registrant...     44

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

JOHN F. BURKE
Senior Vice President and
Chief Financial Officer

February 11, 2002

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as at December 31, 2001 and 2000 and the results of their operations and cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG
Chartered Accountants
Hamilton, Bermuda
February 11, 2002

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                          CONSOLIDATED BALANCE SHEETS
                                 (U.S. DOLLARS)

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                   2001              2000
                                                              --------------    --------------
ASSETS
Cash and cash equivalents...................................  $  104,793,019    $   52,691,974
Fixed maturity investments at fair value (amortized cost of
  $312,420,719 and $266,967,810 at December 31, 2001 and
  December 31, 2000)........................................     318,987,432       269,127,422
Funds withheld at interest..................................   1,488,326,056     1,530,109,853
Accrued investment income...................................       4,897,063         3,760,138
Receivable for investments sold.............................          23,815                --
Receivable for reinsurance ceded............................      97,807,529       104,495,543
Deposits and other reinsurance receivables..................      76,139,222        29,552,630
Deferred policy acquisition costs...........................     229,894,376       228,728,083
Insurance licenses, net of amortization.....................       2,127,794         2,243,330
Other assets................................................       7,233,178         3,977,918
                                                              --------------    --------------
  Total Assets..............................................  $2,330,229,484    $2,224,686,891
                                                              ==============    ==============
LIABILITIES
Reserves for future policy benefits.........................  $  221,865,755    $  174,953,018
Interest sensitive contracts liability......................   1,536,295,763     1,595,128,506
Other Deposit Liabilities...................................     137,000,000                --
Other reinsurance liabilities...............................      17,340,304         7,623,822
Payable for investments purchased...........................       2,030,516            25,863
Accounts payable and accrued expenses.......................      10,751,100         5,739,906
                                                              --------------    --------------
  Total Liabilities.........................................  $1,925,283,438    $1,783,471,115
                                                              --------------    --------------
STOCKHOLDERS' EQUITY
Preferred shares (par value $1.00; 50,000,000 shares
  authorized; no shares outstanding)........................  $           --    $           --
Common shares (par value $1,00; 100,000,000 shares
  authorized; 25,705,328 and 25,499,999 shares outstanding
  at December 31, 2001 and December 31, 2000)...............      25,705,328        25,499,999
Additional paid-in capital..................................     332,447,062       329,496,091
Notes receivable from stock sales...........................      (1,317,259)       (1,367,241)
Accumulated other comprehensive income......................       6,418,469         2,064,971
Retained earnings...........................................      41,692,446        85,521,956
                                                              --------------    --------------
  Total Stockholders' Equity................................  $  404,946,046    $  441,215,776
                                                              --------------    --------------
  Total Liabilities and Stockholders' Equity................  $2,330,229,484    $2,224,686,891
                                                              ==============    ==============

          See accompanying notes to consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (U.S. DOLLARS)

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       2001            2000            1999
                                                   ------------    ------------    ------------
REVENUES
Net Premiums.....................................  $251,793,237    $168,404,022    $100,835,007
Investment income, net of related expenses.......    91,128,696     136,648,327      85,089,811
Net realized investment gains (losses)...........     1,230,038      (4,817,121)     (1,284,769)
Surrender fees and other revenues................    18,519,701       6,915,870       3,215,429
                                                   ------------    ------------    ------------
Total Revenues...................................  $362,671,672    $307,151,098    $187,855,478
                                                   ------------    ------------    ------------
BENEFITS AND EXPENSES
Claim and policy benefits........................  $216,025,010    $132,810,192    $ 79,953,160
Interest credited to interest sensitive
  products.......................................    68,758,418      63,041,991      22,312,684
Policy acquisition costs and other insurance
  expenses.......................................   105,045,512      60,900,376      42,200,688
Operating expenses...............................    11,552,418      10,411,344       7,685,802
                                                   ------------    ------------    ------------
Total Benefits and Expenses......................  $401,381,358    $267,163,903    $152,152,334
                                                   ------------    ------------    ------------
  Net (loss) income..............................  $(38,709,686)   $ 39,987,195    $ 35,703,144
                                                   ============    ============    ============
NET (LOSS) INCOME PER COMMON SHARE (NOTE 5):
  Basic..........................................  $      (1.51)   $       1.57    $       1.40
  Diluted........................................  $      (1.51)   $       1.46    $       1.31

          See accompanying notes to consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                 (U.S. DOLLARS)

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        2001           2000            1999
                                                    ------------    -----------    ------------
Net (loss) income for the period..................  $(38,709,686)   $39,987,195    $ 35,703,144
OTHER COMPREHENSIVE INCOME:
Unrealized holding gains (losses) on securities
  arising during the period.......................     5,583,536      8,517,066     (16,276,579)
Less reclassification adjustment for realized
  gains and (losses) in net (loss) income.........     1,230,038     (4,817,121)     (1,284,769)
                                                    ------------    -----------    ------------
Other comprehensive income (loss).................     4,353,498     13,334,187     (14,991,810)
                                                    ------------    -----------    ------------
Total comprehensive (loss) income.................  $(34,356,188)   $53,321,382    $ 20,711,334
                                                    ============    ===========    ============

          See accompanying notes to consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (U.S. DOLLARS)

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       2001            2000            1999
                                                   ------------    ------------    ------------
PREFERRED SHARES PAR VALUE $1.00
Balance at beginning and end of period...........  $         --    $         --    $         --
                                                   ------------    ------------    ------------
COMMON SHARES PAR VALUE $1.00
Balance at beginning of period...................  $ 25,499,999    $ 25,499,999    $ 25,499,999
Issuance of shares...............................       205,329              --              --
                                                   ------------    ------------    ------------
Balance at end of period.........................  $ 25,705,328    $ 25,499,999    $ 25,499,999
                                                   ------------    ------------    ------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period...................  $329,496,091    $329,496,091    $329,517,104
Issuance of shares...............................     2,950,971              --         (21,013)
                                                   ------------    ------------    ------------
Balance at end of period.........................  $332,447,062    $329,496,091    $329,496,091
                                                   ------------    ------------    ------------
NOTES RECEIVABLE FROM STOCK SALES
Balance at beginning of period...................  $ (1,367,241)   $ (1,286,741)   $ (1,391,068)
Repayments.......................................       150,000              --         175,000
Accrued interest during period...................      (100,018)        (80,500)        (70,673)
                                                   ------------    ------------    ------------
Balance at end of period.........................  $ (1,317,259)   $ (1,367,241)   $ (1,286,741)
                                                   ------------    ------------    ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period...................  $  2,064,971    $(11,269,216)   $  3,722,594
Net unrealized gains (losses) on securities......     4,353,498      13,334,187     (14,991,810)
                                                   ------------    ------------    ------------
Balance at end of period.........................  $  6,418,469    $  2,064,971    $(11,269,216)
                                                   ------------    ------------    ------------
RETAINED EARNINGS
Balance at beginning of period...................  $ 85,521,956    $ 49,614,761    $ 17,991,617
Net (loss) income................................   (38,709,686)     39,987,195      35,703,144
Stockholder dividends............................    (5,119,824)     (4,080,000)     (4,080,000)
                                                   ------------    ------------    ------------
Balance at end of period.........................  $ 41,692,446    $ 85,521,956    $ 49,614,761
                                                   ------------    ------------    ------------
TOTAL STOCKHOLDERS EQUITY........................  $404,946,046    $441,215,776    $392,054,894
                                                   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (U.S. DOLLARS)

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                    2001             2000             1999
                                                -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income.............................  $ (38,709,686)   $  39,987,195    $  35,703,144
Adjustments to reconcile net (loss) income to
  cash (used) provided by operating
  activities:
Net realized investment (gains) losses........     (1,230,038)       4,817,121        1,284,769
Changes in:
Accrued investment income.....................     (1,136,925)         519,342         (467,418)
Deferred policy acquisition costs.............     (1,166,293)     (25,217,833)     (43,927,964)
Deposits and other reinsurance receivables....    (39,898,578)     (21,717,824)      (7,834,806)
Other assets..................................     (3,139,724)        (229,580)      (3,347,968)
Reserves for future policy benefits...........     46,912,737       26,703,552       21,727,514
Interest sensitive contracts, net of funds
  withheld....................................    (17,048,946)      (5,711,312)     (12,844,576)
Other reinsurance liabilities.................      9,716,482       (3,122,447)     (11,709,168)
Accounts payable..............................      5,011,194          231,311        2,496,316
                                                -------------    -------------    -------------
Net cash (used) provided by operating
  activities..................................  $ (40,689,777)   $  16,259,525    $ (18,920,157)
                                                -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed maturity
  investments.................................  $ 320,615,200    $ 284,671,582    $ 226,566,212
Purchase of fixed maturity investments........   (362,910,836)    (262,084,085)    (239,048,394)
Acquisition of a company......................             --      (13,181,790)              --
                                                -------------    -------------    -------------
Net cash (used) provided by investing
  activities..................................  $ (42,295,636)   $   9,405,707    $ (12,482,182)
                                                -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares............................  $   3,156,300    $          --    $     (21,013)
Repayment of notes receivable, less accrued
  interest....................................         49,982          (80,500)         104,327
Dividends paid to stockholders................     (5,119,824)      (4,080,000)      (4,080,000)
Increase in Deposit Liability.................    137,000,000               --               --
                                                -------------    -------------    -------------
Net cash provided (used) by financing
  activities..................................  $ 135,086,458    $  (4,160,500)   $  (3,996,686)
                                                -------------    -------------    -------------
Increase (decrease) in cash and cash
  equivalents.................................  $  52,101,045    $  21,504,732    $ (35,399,025)
Cash and cash equivalents, beginning of
  period......................................     52,691,974       31,187,242       66,586,267
                                                -------------    -------------    -------------
Cash and cash equivalents, end of period......  $ 104,793,019    $  52,691,974    $  31,187,242
                                                =============    =============    =============

          See accompanying notes to consolidated financial statements.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     Annuity and Life Re (Holdings), Ltd. ("Holdings") was incorporated on December 2, 1997 under the laws of Bermuda. Holdings provides annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiaries:
Annuity and Life Reassurance, Ltd. (Annuity and Life Reassurance), licensed under the laws of Bermuda as a long term insurer; and Annuity and Life Re America, Inc. (Annuity and Life Re America), an insurance holding company based in the United States and Annuity and Life Reassurance America, Inc. ("Annuity and Life Reassurance America"), a life insurance company domiciled in the United States. Holdings, Annuity and Life Reassurance, Annuity and Life Re America and Annuity and Life Reassurance America are collectively referred to herein as the "Company". The Company completed an initial public offering of its equity securities and commenced operations on April 17, 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The following are the significant accounting policies adopted by the Company:

  (a) Basis of consolidation

     The consolidated financial statements include the accounts of Holdings and its subsidiaries, Annuity and Life Reassurance, Annuity and Life Re America and Annuity and Life Reassurance America. All significant inter-company accounts and transactions have been eliminated upon consolidation.

  (b) Premium income and related expenses

     Reinsurance premiums from traditional life and annuity policies with life contingencies, where premiums collected match the period over which benefits are provided, are recognized as revenue when due from policyholders. Traditional life policies include those contracts with fixed and guaranteed premiums and benefits, and consist principally of whole life and term insurance policies. Benefits and expenses are matched with such revenue so as to result in the recognition of profits over the life of the contracts. This is achieved by means of the provision for liabilities for future policy benefits and deferral and subsequent amortization of policy acquisition costs.

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

     Premiums from universal life and investment-type contracts are reported in the balance sheet as interest sensitive contracts liability. Revenues from these investment type contracts consist of income earned on the assets and amounts assessed during the period against policyholders' account balances for mortality charges, policy administration charges and surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders' account balances.

     Deposit accounting procedures are applied to considerations received or paid relating to reinsurance contracts that do not qualify for reinsurance accounting, with any revenue or expense associated with such deposits reflected in net investment income and other insurance expenses, respectively.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

  (c) Deferred policy acquisition costs

     The costs of acquiring new business, principally allowances, which vary with and are primarily related to the production of new business, are deferred. Deferred policy acquisition costs are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each accounting period.

     For traditional life and annuity policies with life contingencies, deferred policy acquisition costs are charged to expense using assumptions consistent with those used in computing policy reserves. Assumptions as to anticipated premiums are estimated at the date of the policy issuance and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in earnings in the period such deviations occur. For these contracts, the amortization periods are generally the estimated life of the policies.

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

  (d) Insurance licenses, net of amortization

     The Company has classified as insurance licenses the cost in excess of fair value of net assets acquired in a purchase transaction. This cost is being amortized on a straight-line basis over 20 years (see Note 2(k) below).

  (e) Reserves for future policy benefits and interest sensitive contracts liability

     The development of policy reserves for the Company's products requires management to make estimates and assumptions regarding mortality, lapse, expense and investment experience. Such estimates are primarily based on historical experience and information provided by ceding companies. Actual results could differ materially from those estimates. Management considers all of the Company's reinsurance contracts to be long duration contracts. Management monitors actual experience, and where circumstances warrant, will revise its assumptions and the related reserve estimates.

     The Company's liability for contracts providing reinsurance for life insurance policies is recorded in the balance sheet as reserves for future policy benefits. The reserve is estimated using a net level premium method utilizing actuarial assumptions for mortality, persistency, interest and expenses established when the contract is underwritten. These assumptions are based on anticipated experience with a margin for adverse deviation. If the reserves for future policy benefits plus the present value of expected future gross premiums are insufficient to provide for expected future benefits and expenses, deferred policy acquisition costs are written down and, if required, a premium deficiency reserve is established by a charge to income. Traditional annuities are recorded at the present value of expected future benefit payments.

     Premiums from universal life and investment-type contracts and benefit liabilities for traditional annuities (during the accumulation period) are reported in the balance sheet as interest sensitive contracts liability. Universal life and investment type contracts are recorded at their accumulated policyholder values (without reduction for potential surrender or withdrawal charges) plus any guaranteed minimum account value expected to be paid to the policyholder. Revenues from these investment type contracts consist of income earned on the assets and amounts assessed during the period against policyholders' account balances for mortality charges, policy administration charges and surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders' account

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

balances. Interest credited to policyholder account balances includes any interest cost associated with minimum guarantees expected to be paid in future periods.

  (f) Investments and Funds withheld at interest

     The Company classifies its investments in fixed income securities as available for sale and, accordingly, such securities are carried at fair value. The cost of fixed income securities is adjusted for amortization of premiums and discounts. The cost of fixed income securities is adjusted for declines in value that are considered other than temporary and is considered a realized loss.

     Realized gains and losses on investments are recognized in net income, using the specific identification method. Changes in fair values of securities classified as available for sale are reflected in accumulated other comprehensive income.

     Funds withheld at interest represents assets held by and managed by ceding companies in segmented portfolios under annuity reinsurance agreements. Under the terms of the reinsurance agreements investment income, which accrues to the Company, is based on the performance of the underlying portfolios. Assets in the underlying portfolios are managed by investment managers appointed by the cedent.

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

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

  (k) Accounting pronouncements

     In July 2001, the FASB issued Statement Number 141 -- Business Combinations and Statement Number 142 -- Goodwill and Intangible Assets. These statements will change how the Company will account for business combinations and for purchased goodwill and other intangible assets that arise from these combinations. The Company adopted the new standards on January 1, 2002.

     The Standards require that all business combinations be accounted for using the purchase method and establish specific criteria for the recognition of intangible assets separately from goodwill. Under the standards, goodwill will no longer be amortized but will be subject to an impairment test on at least an annual basis. At December 31, 2001 and 2000, the Company was carrying goodwill of $2.1 million and $2.2 million, respectively. Goodwill amortization for the years ended December 31, 2001 and 2000 was $116,000 and $58,000, respectively. When the Company adopts this new standard, goodwill will not be amortized, but instead will be analyzed for impairment at least annually. No impairment is expected.

3. INVESTMENTS

     (a) The amortized cost and fair values of investments in fixed income securities classified as available for sale at December 31, 2001 and 2000 are as follows:

                                       AMORTIZED     UNREALIZED   UNREALIZED       FAIR
2001                                      COST          GAIN         LOSS         VALUE
----                                  ------------   ----------   ----------   ------------
U.S. Government Securities..........  $123,839,962   $3,140,538   $  539,290   $126,441,210
Non U.S. Government Securities......     5,052,082      151,503           --      5,203,585
U.S. Corporate Securities...........   126,011,190    2,635,734      758,471    127,888,453
Non U.S. Corporate Securities.......    12,643,848      641,580           --     13,285,428
Mortgage Securities.................    44,873,637    1,306,222       11,103     46,168,756
                                      ------------   ----------   ----------   ------------
                                      $312,420,719   $7,875,577   $1,308,864   $318,987,432
                                      ============   ==========   ==========   ============

                                        AMORTIZED     UNREALIZED   UNREALIZED       FAIR
2000                                       COST          GAIN         LOSS         VALUE
----                                   ------------   ----------   ----------   ------------
U.S. Government Securities...........  $ 74,968,192   $1,280,454    $ 10,661    $ 76,237,985
Non U.S. Government Securities.......     6,396,324       22,824          --       6,419,148
U.S. Corporate Securities............    84,615,039      359,949     172,612      84,802,376
Non U.S. Corporate Securities........     5,280,484      193,741          --       5,474,225
Mortgage Securities..................    95,707,771      614,242     128,325      96,193,688
                                       ------------   ----------    --------    ------------
                                       $266,967,810   $2,471,210    $311,598    $269,127,422
                                       ============   ==========    ========    ============

     A deferred tax liability of $313,910 and $94,641 has been provided against unrealized gains on fixed income securities as of December 31, 2001 and December 31, 2000, respectively.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

     (b) The following table sets forth certain information regarding the investment ratings of the Company's fixed interest securities portfolio at December 31, 2001 and 2000.

                                                  2001                       2000
                                         -----------------------    -----------------------
RATINGS(1)                               AMORTIZED COST      %      AMORTIZED COST      %
----------                               --------------    -----    --------------    -----
AAA..................................     $167,299,542      53.6%    $173,372,069      65.0%
AA...................................       22,020,044       7.0%      18,789,047       7.0%
A....................................       64,538,138      20.7%      38,004,996      14.2%
BAA..................................       54,813,709      17.5%      27,818,913      10.4%
BA...................................        2,651,113       0.8%       7,465,525       2.8%
Below BA.............................        1,098,173       0.4%       1,517,260       0.6%
                                          ------------     -----     ------------     -----
                                          $312,420,719     100.0%    $266,967,810     100.0%
                                          ============     =====     ============     =====

---------------
(1) Ratings as assigned by Moody's.

     (c) At December 31, 2001 and 2000 letters of credit totaling $197 million and $184 million, respectively, issued in the ordinary course of the Company's business had been issued by the Company's bankers in favor of certain ceding insurance companies. At December 31, 2001 and 2000 cash and investments of $112 million and $161 million, respectively, were pledged as collateral for these letters of credit.

     At December 31, 2001 and December 31, 2000 cash and investments of $272 million and $66 million, respectively, were held in trust for the benefit of certain ceding companies.

     (d) The maturity distribution of fixed income securities held as of December 31, 2001 and 2000 is shown below. Actual maturity dates may differ from contractual maturity dates because certain borrowers have the ability to prepay their obligations without penalty.

                                        2001                            2000
                            ----------------------------    ----------------------------
                             AMORTIZED          FAIR         AMORTIZED          FAIR
                                COST           VALUE            COST           VALUE
                            ------------    ------------    ------------    ------------
Within one year...........  $  9,912,893    $  9,860,685    $ 11,275,786    $ 11,265,144
From one year to five
  years...................   162,295,676     166,459,434      93,260,097      93,066,484
From six to ten years.....    83,066,476      84,374,357      53,652,320      55,105,843
More than ten years.......    12,272,037      12,124,200      13,071,836      13,496,263
Mortgage Securities.......    44,873,637      46,168,756      95,707,771      96,193,688
                            ------------    ------------    ------------    ------------
                            $312,420,719    $318,987,432    $266,967,810    $269,127,422
                            ============    ============    ============    ============

     (e) Investment income earned during the year is as follows:

                                                2001            2000           1999
                                             -----------    ------------    -----------
Interest income............................  $21,434,452    $ 21,181,034    $22,004,986
Interest earned on funds withheld under
  modified coinsurance agreements..........   70,963,486     116,521,841     64,606,466
Amortization of premium/discount...........     (839,580)       (360,445)      (659,506)
Investment expenses........................     (429,662)       (694,103)      (862,135)
                                             -----------    ------------    -----------
                                             $91,128,696    $136,648,327    $85,089,811
                                             ===========    ============    ===========

     Gross realized investment gains for December 31, 2001, 2000, and 1999 were $3,659,762, $1,376,373, and $1,104,026, respectively. Gross realized losses for the same periods were $2,429,724, $6,193,494, and $2,388,795, respectively.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

4. STOCKHOLDERS' EQUITY

  Preferred Stock

     The Company is authorized to issue 50,000,000 preferred shares of par value $1.00 each. Currently, there are no preferred shares issued or outstanding.

  Common Stock

     The Company is authorized to issue 100,000,000 common shares of par value $1.00 each.

     The common shareholders have no pre-emptive, redemption, conversion or sinking fund rights. Subject to certain voting restrictions, which limit the voting power of United States persons to less than 10%, and non-United States persons to less than 17%, of the combined voting power of the issued voting shares of the Company, each holder is entitled to one vote per share.

     In the event of a liquidation, dissolution or winding up of the Company, the holders of the common shares are able to share equally in the assets of the Company, if any remain after payment of all liabilities and the liquidation preference of any outstanding preference shares. Certain restrictions exist with respect to the transfer of shares, should such a transfer cause the number of shares held by one United States person to be 10% or more, or a non-United States person to be 17% or more, of the Company's outstanding common shares.

  Class A Warrants

     In connection with the initial capitalization of the Company, the Company issued Class A Warrants which entitle the holders to purchase up to 3,059,990 common shares in the Company.

     The exercise price of the Warrants, which is subject to adjustment, is $15.00, which was equal to the initial public offering price per share of the Company's common shares. The Class A Warrants are all currently exercisable. The Class A Warrants will expire on January 15, 2008. No Class A Warrants have been exercised at December 31, 2001.

  Class B Warrants

     In connection with the direct sales of equity securities to certain "Strategic Investors" in connection with the Company's initial public offering, the Company issued Class B Warrants that enable the holders to purchase an aggregate of 397,500 common shares of the Company. The exercise price of the Warrants, which is subject to adjustment, is $15.00 per share, which was equal to the price of the common shares in the initial public offering. The Class B Warrants are all currently exercisable and expire on April 15, 2008. No Class B Warrants have been exercised at December 31, 2001.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

5. (LOSS) EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted (loss) earnings per share.

                                                         2001           2000           1999
                                                     ------------    -----------    -----------
BASIC:
Net (loss) income available to common
  shareholders.....................................  $(38,709,686)   $39,987,195    $35,703,144
                                                     ============    ===========    ===========
Weighted average number of common shares
  outstanding......................................    25,602,664     25,499,999     25,499,999
(Loss) earnings per common share...................  $      (1.51)   $      1.57    $      1.40
                                                     ============    ===========    ===========
DILUTED:
Net (loss) income available to common
  shareholders.....................................  $(38,709,686)   $39,987,195    $35,703,144
                                                     ============    ===========    ===========
Weighted average number of common shares
  outstanding......................................    25,602,664     25,499,999     25,499,999
  Plus: incremental shares from assumed exercise of
     options and warrants..........................            --      1,970,746      1,722,636
                                                     ------------    -----------    -----------
Diluted weighted average number of common shares
  outstanding......................................    25,602,664     27,470,745     27,222,635
                                                     ============    ===========    ===========
(Loss) earnings per common share...................  $      (1.51)   $      1.46    $      1.31
                                                     ============    ===========    ===========

     As of December 31, 2001, 2000 and 1999 the Company had 1,860,536, 1,903,365, and 1,497,865 options outstanding, respectively. There were Class A and Class B warrants outstanding representing the right to acquire 3,457,490 shares in each of the above years. Inclusion of the incremental shares from assumed exercise of options and warrants is anti-dilutive in 2001. Consequently, they are not included in diluted EPS.

6. AGREEMENTS WITH RELATED PARTIES

  Inter-Atlantic Capital Partners, Inc.

     Certain directors of the Company are also owners, directors, or officers of Inter-Atlantic Capital Partners, Inc. ("Inter-Atlantic"). In 1998, Inter-Atlantic agreed to provide financial advisory and other services to the Company for a term of five years in exchange for four annual payments of $600,000. Such services include, among other things, assistance in the development of products, financial planning, management of assets and liabilities, international marketing efforts and such other services as the Company may request. In 1999, the Company prepaid this fee at a discount of 10%. The prepayment is being amortized over the period the services are provided with the unamortized amount included in other assets.

  Shareholders

     One of the Company's major shareholders is affiliated with The Prudential Investment Corporation, which serves as one of the Company's investment managers. The Company has agreed to pay a fee for investment management services to The Prudential Investment Corporation based upon the amount of funds managed. The fee is based upon a sliding scale and has been determined on an arms-length basis. The Company has entered into a life reinsurance agreement with the Prudential Insurance Company of America and an annuity reinsurance agreement with XL Mid Ocean Reinsurance, Ltd., a subsidiary of XL Capital, Ltd. Both Prudential and XL Capital are major shareholders of the Company. These contracts have been negotiated under normal commercial terms. As discussed further in Note 9, the Company has entered into an additional agreement with XL Capital.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

  Transactions with management

     During 1998, certain of the Company's officers purchased 163,121 shares in the Company and the Company made loans to the officers to partially finance such purchases. The loans bear interest at 7% per annum and must be repaid within five years.

     At December 31, 2001 and 2000 loans outstanding from management for such stock purchases were $1,000,000 and $1,150,000, respectively. Accrued interest on the notes was $317,259 and $217,241, respectively. Interest income of $100,018, $80,500, and $70,673 has been recognized for the years December 31, 2001, 2000 and 1999, respectively, on these loans.

7. STOCK OPTION PLANS

     In 1998 the Board of Directors adopted a Stock Option Plan (the "Plan") under which it may grant, subject to certain restrictions, Incentive Stock Options ("ISO's") and Non-Qualified Stock Options ("NQSO's"). The aggregate number of common shares for which options may be granted under the initial plan was limited to 1,552,500 Common Shares. In 1999 the plan was amended such that options may be granted in any fiscal year equal to not more than 2% of the adjusted average of the outstanding common shares of the Company, as that number is determined by the Company to calculate fully diluted earnings per share. Only eligible employees of the Company are entitled to ISO'S, while NQSO's may be granted to eligible employees, non-employee Directors and consultants. The Plan is administered by the Compensation Committee of the Board of Directors.

     The term of the options granted under the plan will not be more than ten years from the date of grant. Unless otherwise provided in the option agreement related to a specific grant, options granted under the Plan will be exercisable in three equal annual installments, commencing on the first anniversary of the grant date.

     Each person who becomes an eligible non-employee Director, as defined in the plan, is automatically granted an option to purchase 15,000 common shares on the date he or she becomes an eligible non-employee Director. These options have an exercise price equal to the fair market value of the optioned common shares on the date the options are granted and are exercisable in three equal installments commencing with the first anniversary of the grant date. In addition, subject to certain conditions, each non-employee Director is automatically granted an option to purchase 2,500 common shares at each successive annual general meeting. These options have an exercise price equal to the fair market value of the optioned common shares on the date the options are granted and are immediately exercisable if granted after April 8, 1999.

                                                   2001                             2000
                                       -----------------------------    -----------------------------
                                        NUMBER      WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
                                       OF SHARES     EXERCISE PRICE     OF SHARES     EXERCISE PRICE
                                       ---------    ----------------    ---------    ----------------
Outstanding at beginning of year.....  1,903,365         $17.17         1,497,865         $15.65
Granted..............................    172,500         $28.98           422,500         $22.46
Exercised............................   (205,329)        $15.37                --         $   --
Forfeitures..........................    (10,000)        $22.37           (17,000)        $15.60
                                       ---------         ------         ---------         ------
Outstanding at end of year...........  1,860,536         $18.44         1,903,365         $17.17
                                       =========         ======         =========         ======

     At December 31, 2001, options to acquire 1,446,855 common shares were exercisable. The weighted average remaining contractual life of these exercisable options was 6.6 years.

     The Company applies APB Opinion No. 25 and FASB Interpretation No. 44 in accounting for the Plan. Accordingly, no compensation cost has been recognized as the intrinsic value of the options was $nil at the measurement date. The net income and earnings per common share would have been reduced to the pro forma

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

amounts indicated below, had compensation cost been determined based on the fair value of the options at the grant date, consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation."

                                                 2001           2000           1999
                                             ------------    -----------    -----------
Net income (loss)
  - as reported............................  $(38,709,686)   $39,987,195    $35,703,144
  - pro forma..............................  $(42,068,480)   $35,282,618    $32,437,835
Earnings per share as reported:
  - Basic..................................  $      (1.51)   $      1.57    $      1.40
  - Diluted................................  $      (1.51)   $      1.46    $      1.31
Pro forma earnings per share:
  - Basic..................................  $      (1.64)   $      1.38    $      1.27
  - Diluted................................  $      (1.64)   $      1.28    $      1.19

     The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model. The following table details the assumptions and fair values for all issued options.

                                  DIVIDEND     EXPECTED     WEIGHTED AVERAGE    WEIGHTED AVERAGE
YEAR OF GRANT                      YIELD      VOLATILITY     RISK FREE RATE        FAIR VALUE
-------------                     --------    ----------    ----------------    ----------------
1998............................    1.07%       26.00%            5.60%           $      6.47
1999............................    0.80%       25.00%            5.60%           $      9.85
2000............................    0.70%       35.00%            5.80%           $     11.79
2001............................    0.69%       37.07%            5.05%           $     15.19

8. RETROCESSION AGREEMENTS

     The Company has entered into a retrocession agreement, which enables it to limit the amount of life reinsurance it retains to $1,000,000 per single life. The contract is automatic and effective for risks assumed and in force since from January 1, 1997. The limit of cover is $50 million and covers all single and joint life reinsurance assumed by the Company. At December 31, 2001 and 2000 the Company ceded approximately $493 million and $193 million of in force insurance coverage for a premium of $1,449,000 and $1,146,000, respectively. At December 31, 2001, $1,150,000 was recoverable from our reinsurers. There was no recoverable at December 31, 2000.

     It should be noted that retrocession agreements do not relieve the Company from its obligations to its reinsureds and failure of the Company's reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors any concentrations of credit risk that may develop to minimize its exposure. The parties to the retrocession agreement described above have current credit rating of A+ or better, as assigned by A. M. Best.

     Annuity and Life Reassurance America also purchased reinsurance as discussed in Note 12.

9. RESERVES FOR FUTURE POLICY BENEFITS, INTEREST SENSITIVE CONTRACT LIABILITIES, AND CONTINGENCIES

     The Company has entered into several significant life reinsurance contracts and one significant deferred annuity contract. Due to the size of certain of these contracts, there is a material concentration of net premiums, funds withheld at interest, deferred policy acquisition costs and balances related to interest-sensitive contract liabilities with the underlying parties to these contracts. The underlying parties to these contracts are large insurance companies based in the United States and Canada.

     During 2001, the Company wrote off $24.7 million of deferred acquisition costs and established additional reserves of $20.0 million related to the significant deferred annuity contract mentioned above. These charges

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

are the result of excessive surrenders by policyholders coupled with poor investment performance on the assets managed by the cedent. The total amount of Funds withheld at interest and the Interest sensitive contracts liability for this contract are $962 million and $1,007 million, respectively. While management has made what it believes to be adequate provision for future costs based upon reasonable assumptions about future investment performance and surrenders, the provision is an estimate. Actual amounts paid may be significantly higher or lower than the current reserve. XL Capital, an affiliated party, has agreed to provide additional protection for up to $10 million against further deterioration in this contract.

     On January 21, 2002, we served written notice of arbitration in connection with our largest annuity contract. We are seeking monetary damages and/or equitable relief from our ceding insurer. The claim is based upon certain actions and/or omissions by the cedent that we assert have, without limitation, deprived us of the benefit of this reinsurance transaction. The parties are in the process of selecting an arbitration panel. It is not feasible to determine the outcome of this arbitration at the current time.

     The Company plans to invoke the arbitration provisions of our reinsurance agreement in connection with our largest life reinsurance contract. The claim is based upon our contention that the cedent failed to disclose material facts, known to the cedent, about the block of business being reinsured when it was underwritten.

     The Company also plans to pursue arbitration or other legal action to terminate a second life reinsurance agreement underwritten in 1998. The claim is based upon our contention that the cedent is unable to provide support for their underwriting assumptions used to secure the reinsurance and has ceded business that is excluded from the agreement. Further, the cedent is unable to segregate from their records business that is properly covered under the agreement.

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

  Fixed Income Securities

     Fair values for fixed income securities are based on quoted market prices, where available. For fixed income securities not actively traded, fair values are estimated using values obtained from independent pricing services.

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

  Other items

     Fair value disclosures are not required for reinsurance balances recoverable, deferred policy acquisition costs, or liabilities arising from insurance contracts. As a result, they have not been determined by the

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

Company. Fair values of other assets and liabilities approximate their carrying values due to their short-term nature.

11. SEGMENTS

     The Company writes a number of ordinary life reinsurance and annuity reinsurance contracts. The Company views life and annuity reinsurance as one business segment and accumulates financial data for this segment when assessing performance and allocating resources.

12. ACQUISITION

     On June 1, 2000 the Company, through Annuity and Life Re America, completed the acquisition of Annuity and Life Reassurance America, Inc., formerly Capitol Bankers Life Insurance Company. Annuity and Life Reassurance America is a life insurance company domiciled in the United States, which is authorized to conduct its life insurance business in 43 states of the United States, and will focus its operations on the United States life reinsurance markets. The Company contributed additional capital to Annuity and Life Reassurance America during the fiscal year of $19,550,000 to bring the total capital and surplus of Annuity and Life Reassurance America to $25,000,000. The acquisition price and capital contribution was funded from available cash balances and proceeds from the sales of fixed interest securities held by the Company.

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

     The amounts related to the reinsured business referred to above are included on the Company's Balance Sheet as Receivable for Reinsurance Ceded and Reserves for Future Policy Benefits. At December 31, 2001 and 2000, the amounts included in these accounts were $97,800,000 and $104,500,000, respectively.

     The purchase price of $13,200,000 exceeded the fair value of the net assets acquired (the capital and surplus of Annuity and Life Reassurance America) by $2,301,000. The excess, which has been allocated to the value of the 43 insurance licenses of Annuity and Life Reassurance America, is being amortized over 20 years (see Note 2(k) above).

13. DEPOSIT LIABILITY

     During 2001, the Company entered into a reinsurance agreement with a third party reinsurer to cede excess U.S. Statutory reserves (the amount by which the cedents U.S. Statutory reserves exceeds our U.S. GAAP reserves for certain life insurance contracts subject to certain state statutory regulations known as Triple-X) to the reinsurer. Under the agreement, the reinsurer is obligated to fund the collateral requirements associated with these excess U.S. Statutory reserves by making cash deposits with the Company. As of December 31, 2001, we had received deposits of $137 million from the reinsurer. We expect to cede additional excess U.S. Statutory reserves to, and receive additional deposits from, the reinsurer in the future.

     This reinsurance agreement does not qualify for reinsurance accounting under U.S. GAAP. As a result, funds received under this contract are recorded as a deposit liability. As part of this contract the Company deposited $41.0 million with the reinsurer, which is included in Deposits and other reinsurance receivables. The Company receives the benefit of investment income from the funds received and pays the third party reinsurer certain fees associated with the contract. For the year 2001, the fees were $1.2 million and are included in other insurance expenses.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

14. TAXATION

     The effective tax rate provided for in the financial statements is computed at a rate of zero. Substantially all income is exempt from taxation.

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

     Annuity and Life Re America and Annuity and Life Reassurance America, Inc. are subject to all applicable Federal and State taxes of the United States. U.S. income taxes applicable to our U.S. operations are not material to the consolidated financial statements and, therefore, no separate item appears on the income statement or balance sheet. At December 31, 2001 and 2000 the Company had reflected a deferred tax liability of $314,000 and $95,000, respectively, related to U.S. income taxes on unrealized gains from its U.S. operations. No deferred tax asset or liability related to operating income has been recognized. GAAP net operating income (loss) for the year ending 2001, 2000, and 1999 was $891,000, $(945,000), and $(219,000), respectively. The GAAP net operating loss carryforward of $273,000 begins expiring in 2020. The tax basis net operating loss carryforward at December 31, 2001 was $5,680,000, which begins expiring in 2019.

15. STATUTORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

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

     Annuity and Life Reassurance America is subject to statutory regulations of the state of Connecticut of the United States that restrict the payment of dividends. It may not pay dividends in any 12-month period in excess of the greater of the prior year's statutory operating income or 10% of capital and surplus at the end of the preceding year, without regulatory approval. At December 31, 2001 the statutory capital and surplus of Annuity and Life Reassurance America is $19,749,000.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

16. UNAUDITED QUARTERLY FINANCIAL DATA

     The unaudited quarterly financial data for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                          FIRST        SECOND         THIRD        FOURTH
2001                                     QUARTER       QUARTER       QUARTER       QUARTER
----                                   -----------   -----------   -----------   -----------
Net premiums.........................  $53,513,153   $61,628,943   $66,813,664   $69,837,477
Net investment income................   23,089,810    19,605,194    24,239,602    24,194,090
Net realized investment gains
  (losses)...........................       25,621       320,629     1,078,933      (195,145)
Claims and policy benefits...........   41,624,668    45,201,447    74,873,807    54,325,088
Interest credited....................    6,691,470     4,497,407    10,001,290    47,568,251
Net income (loss)....................   11,715,314    13,202,085   (38,826,289)  (24,800,796)
Net income (loss) per common share
  (diluted)..........................  $      0.42   $      0.47   $     (1.51)  $     (0.97)

                                         FIRST        SECOND         THIRD        FOURTH
2000                                    QUARTER       QUARTER       QUARTER       QUARTER
----                                  -----------   -----------   -----------   -----------
Net premiums........................  $36,230,006   $37,684,372   $44,588,022   $49,901,622
Net investment income...............   26,797,697    25,819,232    23,745,266    60,286,132
Net realized investment gains
  (losses)..........................     (562,825)   (2,417,880)     (702,549)   (1,133,867)
Claims and policy benefits..........   32,958,111    29,898,304    36,040,180    33,913,597
Interest credited...................    8,427,558     7,475,510     4,734,374    42,404,549
Net income..........................    7,813,768     7,822,293    10,900,901    13,450,233
Net income per common share
  (diluted).........................  $      0.28   $      0.29   $      0.40   $      0.49

                                          FIRST        SECOND         THIRD        FOURTH
1999                                     QUARTER       QUARTER       QUARTER       QUARTER
----                                   -----------   -----------   -----------   -----------
Net premiums.........................  $18,247,012   $18,372,285   $21,101,366   $43,114,334
Net investment income................   18,159,060    20,677,325    19,528,879    26,724,547
Net realized investment gains
  (losses)...........................      263,458      (157,755)     (793,008)     (597,464)
Claims and policy benefits...........   15,765,869    15,507,499    13,232,038    31,447,754
Interest credited....................    3,876,829     3,948,668     4,762,521     9,724,666
Net income...........................    8,482,279     8,746,243     8,715,060     9,759,562
Net income per common share
  (diluted)..........................  $      0.31   $      0.32   $      0.32   $      0.36

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  SCHEDULE II

                                 BALANCE SHEETS
                        (PARENT COMPANY IN U.S. DOLLARS)

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                   2001             2000
                                                              --------------   --------------
ASSETS
Investment in common stock of subsidiaries(1)...............   $402,868,125     $438,279,201
Cash and cash equivalents...................................      2,341,747        2,965,855
Other assets................................................             --           15,813
                                                               ------------     ------------
Total Assets................................................   $405,209,872     $441,260,869
                                                               ============     ============
LIABILITIES
Accounts payable and accrued expenses.......................        263,826           45,093
                                                               ------------     ------------
Total Liabilities...........................................   $    263,826     $     45,093
                                                               ------------     ------------
STOCKHOLDERS' EQUITY
Preferred shares (par value $1.00; 50,000,000 shares
  authorized; no shares outstanding)........................   $         --     $         --
Common shares (par value $1,00; 100,000,000 shares
  authorized; 25,705,328 and 25,499,999 shares outstanding
  at December 31, 2001 and December 31, 2000)...............     25,705,328       25,499,999
Additional paid-in capital..................................    332,447,062      329,496,091
Notes receivable from stock sales...........................     (1,317,259)      (1,367,241)
Accumulated other comprehensive income......................      6,418,469        2,064,971
Retained earnings...........................................     41,692,446       85,521,956
                                                               ------------     ------------
Total Stockholders' Equity..................................   $404,946,046     $441,215,776
                                                               ------------     ------------
Total Liabilities and Stockholders' Equity..................   $405,209,872     $441,260,869
                                                               ============     ============

---------------
(1) Eliminated on consolidation

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  SCHEDULE II

                            STATEMENT OF OPERATIONS
                        (PARENT COMPANY IN U.S. DOLLARS)

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2001           2000           1999
                                                     ------------    -----------    -----------
REVENUES
Interest income....................................  $    225,103    $   264,853    $   305,605
                                                     ------------    -----------    -----------
Total Revenues.....................................  $    225,103    $   264,853    $   305,605
                                                     ------------    -----------    -----------
EXPENSES
Operating expenses.................................     1,280,215        878,816        860,899
                                                     ------------    -----------    -----------
Net income (loss) before equity in earnings of
  subsidiary.......................................    (1,055,112)      (613,963)      (555,294)
Equity in earnings (loss) of subsidiaries..........   (37,654,574)    40,601,158     36,258,438
                                                     ------------    -----------    -----------
  Net (loss) income................................  $(38,709,686)   $39,987,195    $35,703,144
                                                     ============    ===========    ===========

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  SCHEDULE II

                            STATEMENT OF CASH FLOWS
                        (PARENT COMPANY IN U.S. DOLLARS)

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       2001            2000            1999
                                                   ------------    ------------    ------------
OPERATING ACTIVITIES
Net (loss) income................................  $(38,709,686)   $ 39,987,195    $ 35,703,144
Adjustments to reconcile net (loss) income to net
  cash provided (used) by operations:
Equity in earnings (loss) of subsidiaries........    37,654,574     (40,601,158)    (36,258,438)
Other assets.....................................        15,813              --            (813)
Accounts payable.................................       218,733           7,497          26,075
                                                   ------------    ------------    ------------
Net cash (used) by operating activities..........      (820,566)       (606,466)       (530,032)
                                                   ------------    ------------    ------------
INVESTING ACTIVITIES
Dividends received from subsidiary...............     5,110,000       4,080,000       1,020,000
Return of capital from subsidiary................     2,000,000      19,550,000       9,000,000
Investment in subsidiary.........................    (5,000,000)    (19,550,000)     (9,193,500)
                                                   ------------    ------------    ------------
Net cash provided by investing activities........     2,110,000       4,080,000         826,500
                                                   ------------    ------------    ------------
FINANCING ACTIVITIES
Net proceeds from sale of company stock..........     3,156,300              --         (21,013)
Repayment of notes receivable, less accrued
  interest.......................................        49,982         (80,500)        104,327
Dividends paid to shareholders...................    (5,119,824)     (4,080,000)     (4,080,000)
                                                   ------------    ------------    ------------
Net cash (used) by financing activities..........    (1,913,542)     (4,160,500)     (3,996,686)
                                                   ------------    ------------    ------------
Increase (decrease) in cash and cash
  equivalents....................................      (624,108)       (686,966)     (3,700,218)
Cash and equivalents, beginning of period........     2,965,855       3,652,821       7,353,039
                                                   ------------    ------------    ------------
Cash and equivalents, end of period..............  $  2,341,747    $  2,965,855    $  3,652,821
                                                   ============    ============    ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is hereby incorporated by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2001.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is hereby incorporated by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is hereby incorporated by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is hereby incorporated by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed or incorporated by reference as part of this Form 10-K.

          1. Financial Statements

     The audited consolidated financial statements of Annuity and Life Re (Holdings), Ltd. and the related auditor's report listed in the Index to Financial Statements and Financial Statement Schedule appearing on page 25.

          2. Financial Statement Schedule

     The schedule listed in the Index to Financial Statements and Financial Statement Schedule appearing on pages 44-46.

          3. Exhibits

     The following exhibits are filed or incorporated by reference as part of this Form 10-K:

  *3.1   Memorandum of Association, as amended, of the Company
         (Exhibit 3.1 to the Company's Registration Statement on Form
         S-1, Registration No. 333-43301, declared effective on April
         8, 1998 (the "Registration Statement")).
  *3.2 Bye-laws, as amended, of the Company (Exhibit 4 to the Company's Form 10-Q filed on May 14, 2001).
  *4.1 Form of Amended and Restated Class A Warrant (Exhibit 4.2 to the Registration Statement).
  *4.2   Form of Class B Warrant (Exhibit 4.3 to the Registration
         Statement).
*+10.1   Employment Agreement, dated as of December 5, 1997, between
         Lawrence S. Doyle and the Company (Exhibit 10.1 to the
         Registration Statement).
*+10.2   Amendment No. 1, dated as of February 27, 1998, to
         Employment Agreement, dated as of December 5, 1997, between
         Lawrence S. Doyle and the Company (Exhibit 10.8 to the
         Registration Statement).
*+10.3   Employment Agreement, dated as of January 5, 1998, between
         Robert P. Mills, Jr. and the Company (Exhibit 10.7 to the
         Registration Statement).
*+10.4   Amendment No. 1, dated as of February 27, 1998, between
         Robert P. Mills, Jr. and the Company (Exhibit 10.10 to the
         Registration Statement).
*+10.5   Employment Agreement, dated as of January 8, 1998, between
         Robert J. Reale and the Company (Exhibit 10.6 to the
         Registration Statement).
*+10.6   Amendment No. 1, dated as of February 1, 1998, to Employment
         Agreement, dated as of January 8, 1998, between Robert J.
         Reale and the Company (Exhibit 10.9 to the Registration
         Statement).
*+10.7   Employment Agreement, dated as of March 5, 1998, between
         Richard Tucker and the Company (Exhibit 10.16 to the
         Registration Statement).
 *10.8   Agreement, dated as of December 23, 1997, between
         Inter-Atlantic Securities Corp. and the Company (Exhibit
         10.4 to the Registration Statement).
*+10.9   Initial Stock Option Plan, as amended and restated effective
         April 29, 1999 (Exhibit 4 to the Company's Form 10-Q filed on May 10, 1999).
 *10.10 Registration Rights Agreement, dated as of January 9, 1998, between the Company and the holders of the Class A Warrants
         (Exhibit 10.5 to the Registration Statement).
 *10.11  Form of Securities Purchase Agreement entered into by The
         Prudential Insurance Company of America and the Company,
         EXEL Limited and the Company, Risk Capital Reinsurance
         Company and the Company, Insurance Partners, L.P. and the
         Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.12 to the Registration Statement).
 *10.12  Form of Registration Rights Agreement entered into between
         The Prudential Insurance Company of America and the Company,
         EXEL Limited and the Company, Risk Capital Reinsurance
         Company and the Company, Insurance Partners, L.P. and the
         Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.13 to the Registration Statement).

   *10.13  Letter Agreement, dated as of May 1, 2000, between Risk Capital Reinsurance Company, the Company and XL
           Capital Ltd (Exhibit 10.13 to the Company's Form 10-K filed on March 15, 2001).
   *10.14  Letter Agreement, dated as of December 23, 1997, between Prudential Securities Incorporated and the
           Company and related indemnification agreement (Exhibit 10.17 to the Registration Statement).
   *10.15  Letter Agreement, dated as of March 19, 1998, among Insurance Partners, L.P., Insurance Partners
           Offshore (Bermuda), L.P. and the Company, which has been assigned to Overseas Partners, Ltd. (Exhibit
           10.18 to the Registration Statement).
  *+10.16  Employment Agreement, dated as of January 1, 1999, among Gary Scofield, Annuity and Life Reassurance,
           Ltd. and the Company (Exhibit 10.17 to the Company's Form 10-K filed on March 29, 2000).
  *+10.17  Employment Agreement, dated as of July 1, 1999, among Bryan Featherstone, Annuity and Life Re America,
           Inc. and the Company (Exhibit 10.18 to the Company's Form 10-K filed on March 29, 2000).
  *+10.18  Employment Agreement, dated as of October 24, 2000 between Patricia E. McWeeney and the Company
           (Exhibit 10.1 to the Company's Form 10-Q filed on November 14, 2001).
  *+10.19  Employment Agreement, dated as of September 17, 2001 between John F. Burke and the Company (Exhibit
           10.2 to the Company's Form 10-Q filed on November 14, 2001).
    10.20  Letter of Intent with XL Life Ltd, dated as of February 28, 2002, providing $10,000,000 of excess of loss protection for Transamerica Occidental Life LMIG exposure.
   *21.1   Subsidiaries of the Company (Exhibit 21.1 to the Company's Form 10-K filed on March 15, 2001).
    23.1   Consent of KPMG (Independent Accountants).

---------------
 *  Previously filed with the Commission and incorporated herein by reference.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

     (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended December 31, 2001.

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

                       SIGNATURE                                DATE
                       ---------                                ----
                 /s/ LAWRENCE S. DOYLE                    February 13, 2002
--------------------------------------------------------
             Lawrence S. Doyle, President,
          Chief Executive Officer and Director

                   /s/ JOHN F. BURKE                      February 13, 2002
--------------------------------------------------------
         John F. Burke, Senior Vice President,
         Chief Financial Officer and Treasurer

                /s/ FREDERICK S. HAMMER                   February 13, 2002
--------------------------------------------------------
       Frederick S. Hammer, Chairman and Director

                 /s/ ROBERT M. LICHTEN                    February 13, 2002
--------------------------------------------------------
    Robert M. Lichten, Deputy Chairman and Director

                  /s/ ROBERT CLEMENTS                     February 13, 2002
--------------------------------------------------------
               Robert Clements, Director

              /s/ MICHAEL P. ESPOSITO, JR.                February 13, 2002
--------------------------------------------------------
           Michael P. Esposito, Jr., Director

                /s/ LEE M. GAMMILL, JR.                   February 13, 2002
--------------------------------------------------------
             Lee M. Gammill, Jr., Director

                     /s/ MARK GRIER                       February 13, 2002
--------------------------------------------------------
                  Mark Grier, Director

                  /s/ BRIAN M. O'HARA                     February 13, 2002
--------------------------------------------------------
               Brian M. O'Hara, Director

                /s/ JERRY S. ROSENBLOOM                   February 13, 2002
--------------------------------------------------------
             Jerry S. Rosenbloom, Director

                       SIGNATURE                                DATE
                       ---------                                ----

                  /s/ WALTER A. SCOTT                     February 13, 2002
--------------------------------------------------------
               Walter A. Scott, Director

                 /s/ JON W. YOSKIN, II                    February 13, 2002
--------------------------------------------------------
              Jon W. Yoskin, II, Director

                                 EXHIBIT INDEX

  *3.1   Memorandum of Association, as amended, of the Company
         (Exhibit 3.1 to the Company's Registration Statement on Form
         S-1, Registration No. 333-43301, declared effective on April
         8, 1998 (the "Registration Statement")).
  *3.2 Bye-laws, as amended, of the Company (Exhibit 4 to the Company's Form 10-Q filed on May 14, 2001).
  *4.1 Form of Amended and Restated Class A Warrant (Exhibit 4.2 to the Registration Statement).
  *4.2   Form of Class B Warrant (Exhibit 4.3 to the Registration
         Statement).
*+10.1   Employment Agreement, dated as of December 5, 1997, between
         Lawrence S. Doyle and the Company (Exhibit 10.1 to the
         Registration Statement).
*+10.2   Amendment No. 1, dated as of February 27, 1998, to
         Employment Agreement, dated as of December 5, 1997, between
         Lawrence S. Doyle and the Company (Exhibit 10.8 to the
         Registration Statement).
*+10.3   Employment Agreement, dated as of January 5, 1998, between
         Robert P. Mills, Jr. and the Company (Exhibit 10.7 to the
         Registration Statement).
*+10.4   Amendment No. 1, dated as of February 27, 1998, between
         Robert P. Mills, Jr. and the Company (Exhibit 10.10 to the
         Registration Statement).
*+10.5   Employment Agreement, dated as of January 8, 1998, between
         Robert J. Reale and the Company (Exhibit 10.6 to the
         Registration Statement).
*+10.6   Amendment No. 1, dated as of February 1, 1998, to Employment
         Agreement, dated as of January 8, 1998, between Robert J.
         Reale and the Company (Exhibit 10.9 to the Registration
         Statement).
*+10.7   Employment Agreement, dated as of March 5, 1998, between
         Richard Tucker and the Company (Exhibit 10.16 to the
         Registration Statement).
 *10.8   Agreement, dated as of December 23, 1997, between
         Inter-Atlantic Securities Corp. and the Company (Exhibit
         10.4 to the Registration Statement).
*+10.9   Initial Stock Option Plan, as amended and restated effective
         April 29, 1999 (Exhibit 4 to the Company's Form 10-Q filed on May 10, 1999).
 *10.10 Registration Rights Agreement, dated as of January 9, 1998, between the Company and the holders of the Class A Warrants
         (Exhibit 10.5 to the Registration Statement).
 *10.11  Form of Securities Purchase Agreement entered into by The
         Prudential Insurance Company of America and the Company,
         EXEL Limited and the Company, Risk Capital Reinsurance
         Company and the Company, Insurance Partners, L.P. and the
         Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.12 to the Registration Statement).
 *10.12  Form of Registration Rights Agreement entered into between
         The Prudential Insurance Company of America and the Company,
         EXEL Limited and the Company, Risk Capital Reinsurance
         Company and the Company, Insurance Partners, L.P. and the
         Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.13 to the Registration Statement).
 *10.13  Letter Agreement, dated as of May 1, 2000, between Risk
         Capital Reinsurance Company, the Company and XL Capital Ltd
         (Exhibit 10.13 to the Company's Form 10-K filed on March 15,
         2001).
 *10.14  Letter Agreement, dated as of December 23, 1997, between
         Prudential Securities Incorporated and the Company and related indemnification agreement (Exhibit 10.17 to the Registration Statement).
 *10.15  Letter Agreement, dated as of March 19, 1998, among
         Insurance Partners, L.P., Insurance Partners Offshore
         (Bermuda), L.P. and the Company, which has been assigned to Overseas Partners, Ltd. (Exhibit 10.18 to the Registration
         Statement).
*+10.16  Employment Agreement, dated as of January 1, 1999, among
         Gary Scofield, Annuity and Life Reassurance, Ltd. and the
         Company (Exhibit 10.17 to the Company's Form 10-K filed on
         March 29, 2000).
*+10.17  Employment Agreement, dated as of July 1, 1999, among Bryan
         Featherstone, Annuity and Life Re America, Inc. and the
         Company (Exhibit 10.18 to the Company's Form 10-K filed on
         March 29, 2000).
*+10.18  Employment Agreement, dated as of October 24, 2000 between
         Patricia E. McWeeney and the Company (Exhibit 10.1 to the
         Company's Form 10-Q filed on November 14, 2001).
*+10.19  Employment Agreement, dated as of September 17, 2001 between
         John F. Burke and the Company (Exhibit 10.2 to the Company's
         Form 10-Q filed on November 14, 2001).

  10.20  Letter of Intent with XL Life Ltd, dated as of February 28,
         2002, providing $10,000,000 of excess of loss protection for Transamerica Occidental Life LMIG exposure.
 *21.1   Subsidiaries of the Company (Exhibit 21.1 to the Company's
         Form 10-K filed on March 15, 2001).
  23.1   Consent of KPMG (Independent Accountants).

---------------
 *  Previously filed with the Commission and incorporated herein by reference.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.