Form 10-Q
period 2002-03-31
ANNUITY & LIFE RE HOLDINGS LTD
filed 2002-05-15
CIK 1051628

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


          Cumberland House, 1 Victoria Street, Hamilton, HM 11, Bermuda
                    (Address of principal executive offices)


                                  441-296-7667
              (Registrant's Telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of May 5, 2002 was 25,826,428.

                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
ITEM 1.  Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets
         March 31, 2002 and December 31, 2001 ...........................      2

         Consolidated Statements of Operations
         Three Months ended March 31, 2002 and March 31, 2001 ...........      3

         Consolidated Statements of Comprehensive Income
         Three Months ended March 31, 2002 and March 31, 2001 ...........      4

         Consolidated Statements of Cash Flows
         Three Months ended March 31, 2002 and March 31, 2001 ...........      5

         Consolidated Statements of Changes in Stockholders' Equity
         Three Months ended March 31, 2002 and March 31, 2001 ...........      6

         Notes to Unaudited Consolidated Financial
         Statements .....................................................    7-9

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..................  10-15

ITEM 3   Quantitative and Qualitative Disclosures About Market
         Risk ...........................................................     16

                       PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings...............................................     16

ITEM 6.  Exhibits and Reports on Form 8-K ...............................     16

Signatures ..............................................................     17

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                           CONSOLIDATED BALANCE SHEETS
                                 (U.S. DOLLARS)


                                                                  MARCH 31, 2002      DECEMBER 31, 2001
                                                                 ---------------      -----------------
ASSETS                                                             UNAUDITED
CASH AND CASH EQUIVALENTS .................................      $    54,263,150       $   104,793,019
FIXED MATURITY INVESTMENTS AT FAIR VALUE (AMORTIZED COST OF
  $378,859,293 AND $312,420,719 AT MARCH 31, 2002 AND
  DECEMBER 31, 2001) ......................................          379,864,135           318,987,432
FUNDS WITHHELD AT INTEREST ................................        1,477,785,478         1,488,326,056
ACCRUED INVESTMENT INCOME .................................            5,130,855             4,897,063
RECEIVABLE FOR INVESTMENTS SOLD ...........................              564,698                23,815
RECEIVABLE FOR REINSURANCE CEDED ..........................           95,610,308            97,807,529
DEPOSITS AND OTHER REINSURANCE RECEIVABLES ................           70,613,226            76,139,222
DEFERRED POLICY ACQUISITION COSTS .........................          241,808,483           229,894,376
INSURANCE LICENSES, NET OF AMORTIZATION ...................            2,127,794             2,127,794
OTHER ASSETS ..............................................            7,729,271             7,233,178
                                                                 ---------------       ---------------
      TOTAL ASSETS ........................................      $ 2,335,497,398       $ 2,330,229,484
                                                                 ===============       ===============

LIABILITIES
RESERVES FOR FUTURE POLICY BENEFITS .......................      $   234,133,221       $   221,865,755
INTEREST SENSITIVE CONTRACTS LIABILITY ....................        1,524,818,385         1,536,295,763
OTHER DEPOSIT LIABILITIES .................................          137,000,000           137,000,000
OTHER REINSURANCE LIABILITIES .............................           17,527,259            17,340,304
PAYABLE FOR INVESTMENTS PURCHASED .........................            5,946,480             2,030,516
ACCOUNTS PAYABLE AND ACCRUED EXPENSES .....................            9,751,937            10,751,100
                                                                 ---------------       ---------------
      TOTAL LIABILITIES ...................................      $ 1,929,177,282       $ 1,925,283,438
                                                                 ---------------       ---------------

STOCKHOLDERS' EQUITY
PREFERRED SHARES (PAR VALUE $1.00; 50,000,000 SHARES
  AUTHORIZED; NO SHARES OUTSTANDING) ......................      $            --       $            --
COMMON SHARES (PAR VALUE $1.00; 100,000,000 SHARES
  AUTHORIZED; 25,826,428 AND 25,705,328 SHARES OUTSTANDING
  AT MARCH 31, 2002 AND DECEMBER 31, 2001) ................           25,826,428            25,705,328
ADDITIONAL PAID-IN CAPITAL ................................          334,290,204           332,447,062
NOTES RECEIVABLE FROM STOCK SALES .........................           (1,552,161)           (1,317,259)
RESTRICTED STOCK (111,008 SHARES AT MARCH 31, 2002) .......           (1,800,555)                   --
ACCUMULATED OTHER COMPREHENSIVE INCOME ....................              904,470             6,418,469
RETAINED EARNINGS .........................................           48,651,730            41,692,446
                                                                 ---------------       ---------------
      TOTAL STOCKHOLDERS' EQUITY ..........................      $   406,320,116       $   404,946,046
                                                                 ---------------       ---------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........      $ 2,335,497,398       $ 2,330,229,484
                                                                 ===============       ===============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (UNAUDITED AND IN U.S. DOLLARS )

                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                          ------------------------------------
                                                                2002                 2001
                                                          ---------------     ----------------
REVENUES

NET PREMIUMS                                               $  78,006,891       $  53,513,153
INVESTMENT INCOME , NET OF RELATED EXPENSES                   24,589,790          23,089,810
NET REALIZED INVESTMENT (LOSSES) GAINS                          (321,708)             25,621
SURRENDER FEES AND OTHER REVENUES                              3,896,125           3,133,471
                                                           -------------       -------------
      TOTAL REVENUES                                       $ 106,171,098       $  79,762,055
                                                           -------------       -------------

BENEFITS AND EXPENSES

CLAIM AND POLICY BENEFITS                                  $  58,815,606       $  41,624,668
INTEREST CREDITED TO INTEREST SENSITIVE PRODUCTS              14,660,400           6,691,470
POLICY ACQUISITION COSTS AND OTHER INSURANCE EXPENSES         19,497,045          17,065,533
COLLATERAL FACILITY COSTS                                      1,295,704                  --
OPERATING EXPENSES                                             3,657,792           2,665,070
                                                           -------------       -------------
      TOTAL BENEFITS AND EXPENSES                          $  97,926,547       $  68,046,741
                                                           -------------       -------------

      NET INCOME                                           $   8,244,551       $  11,715,314
                                                           =============       =============

NET INCOME PER COMMON SHARE (NOTE 3):

      BASIC                                                $        0.32       $        0.46

      DILUTED                                              $        0.31       $        0.42


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         (UNAUDITED AND IN U.S. DOLLARS)

                                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------------
                                                                            2002                     2001
                                                                         -----------              -----------
NET INCOME FOR THE PERIOD                                                $ 8,244,551              $11,715,314

OTHER COMPREHENSIVE INCOME:

UNREALIZED HOLDING (LOSSES) GAINS ON SECURITIES ARISING
        DURING THE PERIOD                                                 (5,835,707)               4,431,190

LESS RECLASSIFICATION ADJUSTMENT FOR REALIZED (LOSSES) GAINS
        IN NET INCOME                                                       (321,708)                  25,621
                                                                         -----------              -----------

OTHER COMPREHENSIVE (LOSS) INCOME                                        $(5,513,999)             $ 4,405,569
                                                                         -----------              -----------

TOTAL COMPREHENSIVE INCOME                                               $ 2,730,552              $16,120,883
                                                                         ===========              ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED AND IN U.S. DOLLARS )

                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                             -------------------------------------
                                                                 2002                     2001
                                                             -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                   $   8,244,551           $  11,715,314
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
      PROVIDED BY OPERATING ACTIVITIES:
NET REALIZED INVESTMENT (LOSSES) GAINS                             321,708                 (25,621)
CHANGES IN:
ACCRUED INVESTMENT INCOME                                         (233,792)               (211,847)
DEFERRED POLICY ACQUISITION COSTS                              (11,914,107)             (4,440,821)
DEPOSITS AND OTHER REINSURANCE RECEIVABLES                       7,723,217              (3,294,897)
OTHER ASSETS                                                      (496,093)             (1,375,680)
RESERVES FOR FUTURE POLICY BENEFITS                             12,267,466               4,447,934
INTEREST SENSITIVE CONTRACTS, NET OF FUNDS WITHHELD               (936,800)             (5,387,142)
OTHER REINSURANCE LIABILITIES                                      186,955                (219,277)
ACCOUNTS PAYABLE                                                  (999,163)               (361,527)
                                                             -------------           -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $  14,163,942           $     846,436
                                                             -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES
PROCEEDS FROM SALES OF FIXED MATURITY INVESTMENTS            $ 173,740,900           $  39,688,054
PURCHASE OF FIXED MATURITY INVESTMENTS                        (238,878,784)            (71,119,566)
                                                             -------------           -------------
NET CASH USED BY INVESTING ACTIVITIES                        $ (65,137,884)          $ (31,431,512)
                                                             -------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES
ISSUANCE OF SHARES                                           $   1,964,242           $      57,609
INTEREST ACCRUED ON NOTES RECEIVABLE                               (23,522)                (20,125)
INTEREST COLLECTED ON NOTES RECEIVABLE                              38,620                      --
ISSUANCE OF NOTE RECEIVABLE                                       (250,000)                     --
DIVIDENDS PAID TO STOCKHOLDERS                                  (1,285,266)             (1,275,133)
                                                             -------------           -------------
NET CASH FROM (USED) BY FINANCING ACTIVITIES                 $     444,074           $  (1,237,649)
                                                             -------------           -------------

DECREASE IN CASH AND CASH EQUIVALENTS                        $ (50,529,869)          $ (31,822,725)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 104,793,019              52,691,974
                                                             -------------           -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  54,263,150           $  20,869,249
                                                             =============           =============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (UNAUDITED AND IN U.S. DOLLARS )

                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                     -------------------------------------
                                                           2002                    2001
                                                     -------------           -------------
PREFERRED SHARES PAR VALUE $1.00
BALANCE AT BEGINNING AND END OF PERIOD               $          --           $          --
                                                     -------------           -------------

COMMON SHARES PAR VALUE $1.00
BALANCE AT BEGINNING OF PERIOD                       $  25,705,328           $  25,499,999
ISSUANCE OF SHARES                                         121,100                   2,664
                                                     -------------           -------------
BALANCE AT END OF PERIOD                             $  25,826,428           $  25,502,663
                                                     -------------           -------------

ADDITIONAL PAID-IN CAPITAL
BALANCE AT BEGINNING OF PERIOD                       $ 332,447,062           $ 329,496,091
ISSUANCE OF SHARES                                       1,843,142                  54,945
                                                     -------------           -------------
BALANCE AT END OF PERIOD                             $ 334,290,204           $ 329,551,036
                                                     -------------           -------------

NOTES RECEIVABLE FROM STOCK SALES
BALANCE AT BEGINNING OF PERIOD                       $  (1,317,259)          $  (1,367,241)
ISSUANCE OF NOTE RECEIVABLE                               (250,000)                     --
INTEREST COLLECTED ON NOTES RECEIVABLE                      38,620                      --
ACCRUED INTEREST DURING PERIOD                             (23,522)                (20,125)
                                                     -------------           -------------
BALANCE AT END OF PERIOD                             $  (1,552,161)          $  (1,387,366)
                                                     -------------           -------------

RESTRICTED STOCK
BALANCE AT BEGINNING OF PERIOD                       $          --           $          --
ISSUANCE OF SHARES                                      (1,964,242)                     --
AMORTIZATION OF RESTRICTED STOCK                           163,687                      --
                                                     -------------           -------------
BALANCE AT END OF PERIOD                             $  (1,800,555)          $          --
                                                     -------------           -------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
BALANCE AT BEGINNING OF PERIOD                       $   6,418,469           $   2,064,971
NET UNREALIZED GAINS (LOSSES) ON SECURITIES             (5,513,999)              4,405,569
                                                     -------------           -------------
BALANCE AT END OF PERIOD                             $     904,470           $   6,470,540
                                                     -------------           -------------

RETAINED EARNINGS
BALANCE AT BEGINNING OF PERIOD                       $  41,692,446           $  85,521,956
NET INCOME                                               8,244,551              11,715,314
STOCKHOLDER DIVIDENDS                                   (1,285,266)             (1,275,133)
                                                     -------------           -------------
BALANCE AT END OF PERIOD                             $  48,651,730           $  95,962,137
                                                     -------------           -------------

TOTAL STOCKHOLDERS ' EQUITY                          $ 406,320,116           $ 456,099,010
                                                     =============           =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

                  Annuity and Life Re (Holdings), Ltd. ("Holdings") was incorporated on December 2, 1997 under the laws of Bermuda. Holdings provides annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiaries: Annuity and Life Reassurance, Ltd. ("Annuity and Life Reassurance"), licensed under the laws of Bermuda as a long term insurer; Annuity and Life Re America, Inc. ("Annuity and Life Re America"), an insurance holding company based in the United States; and Annuity and Life Reassurance, Inc. ("Annuity and Life Reassurance America"), a life insurance company domiciled in the United States. Holdings, Annuity and Life Reassurance, Annuity and Life Re America and Annuity and Life Reassurance America are collectively referred to herein as the "Company".

2.       BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended December 31, 2001. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements.

3.       EARNINGS PER SHARE

                  The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31:


                                                       2002              2001
                                                   -----------       -----------
Net Income available to common shareholders        $ 8,244,551       $11,715,314
                                                   ===========       ===========

BASIC:
Weighted average number of common shares
outstanding                                         25,710,374        25,501,331

Net income per common share                        $      0.32       $      0.46
                                                   ===========       ===========

DILUTED:
Diluted weighted average number of common
shares outstanding                                  26,973,881        27,960,971

Net income per fully diluted common share          $      0.31       $      0.42
                                                   ===========       ===========

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.   BUSINESS SEGMENTS

         During the first quarter of 2002 the Company determined that it would begin to separately track financial results of its life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in all products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk. Both the life and annuity segments have specific assets, liabilities, stockholders' equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders' equity not yet deployed to the life or annuity segment. It receives capital gains and losses on all invested assets and investment income on undeployed invested assets. Operating expenses are allocated to the segments proportionately based upon the amount of stockholders' equity deployed to the segment. The Company believes that investors, and management, will better understand the Company's profitability, risk profile, and capital deployment through this change. There are no intersegment transactions. The following table displays several key measurements for each of our business segments.

                                          LIFE                ANNUITY
QUARTER ENDING MARCH 31, 2002          REINSURANCE          REINSURANCE           CORPORATE           CONSOLIDATED
-----------------------------         --------------       --------------       --------------       --------------
Revenues                              $   75,161,856       $   29,238,206       $    1,771,036       $  106,171,098
Benefits and expenses                     68,146,423           28,464,715            1,315,409           97,926,547
                                      --------------       --------------       --------------       --------------

Segment Income                        $    7,015,433       $      773,491       $      455,627       $    8,244,551
                                      ==============       ==============       ==============       ==============

Total Assets                          $  563,658,888       $1,610,019,977       $  161,818,533       $2,335,497,398
                                      ==============       ==============       ==============       ==============

QUARTER ENDING MARCH 31, 2001          REINSURANCE          REINSURANCE           CORPORATE           CONSOLIDATED
-----------------------------         --------------       --------------       --------------       --------------
Revenues                              $   48,466,625       $   27,602,231       $    3,693,199       $   79,762,055
Benefits and expenses                     44,379,982           22,144,615            1,522,144           68,046,741
                                      --------------       --------------       --------------       --------------

Segment Income                        $    4,086,643       $    5,457,616       $    2,171,055       $   11,715,314
                                      ==============       ==============       ==============       ==============

Total Assets                          $  301,483,877       $1,634,874,571       $  265,877,388       $2,202,235,836
                                      ==============       ==============       ==============       ==============


5.   ACCOUNTING STANDARDS

         In July 2001, the FASB issued Statement Number 141 - Business Combinations and Statement Number 142 - Goodwill and Intangible Assets. These statements changed how the Company accounts for business combinations and for purchased goodwill and other intangible assets that arise from these combinations. The Company adopted the new standards on January 1, 2002.

         The Standards require that all business combinations be accounted for using the purchase method and establish specific criteria for the recognition of intangible assets separately from goodwill. Under the standards, goodwill is no longer amortized but will be subject to an impairment test on at least an annual basis. At March 31, 2002 and December 31, 2001, the Company was carrying goodwill of $2.1 million. Goodwill amortization for the year ended December 31, 2001 was $116,000.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.   RELATED PARTY TRANSACTIONS

         During the fourth quarter of 2001, the Company recorded a charge of $33 million related to its largest annuity reinsurance contract. In the first quarter of 2002, the Company entered into an agreement with an affiliate of XL Capital, a related party, which provides up to $10 million of protection against any further losses related to this contract. The premium paid for this protection was $1.5 million. The affiliate of XL Capital has the right, up to the amount of any claims paid under the agreement, to be reimbursed from any proceeds the Company receives from its arbitration proceeding with the ceding company.

         The Company has also purchased an aggregate catastrophe excess of loss cover from the affiliate of XL Capital providing protection from a single event, excluding acts of terrorism, causing a claim for more than five policyholders. The premium for this coverage was $1,000,000.

7.   RESTRICTED STOCK

         During the first quarter of 2002, the Company adopted a restricted stock incentive compensation program. Under the program, 121,100 shares of restricted stock, which vest on the third anniversary of the grant date, were awarded to management. The fair value of the restricted stock on the date of award and assuming all shares vest was $1,964,000, which is reflected in Company's balance sheet as common stock and paid in capital. The fair value of this grant is being amortized on a straight line basis over the three year vesting period. The unamortized balance of the grant is reflected in the balance sheet as restricted stock.

8.   CONTINGENCIES

          In May 2002 the Company served written notice of arbitration in connection with two life reinsurance agreements. The Company is seeking monetary damages and/or equitable relief from the ceding companies based upon its contention that, in the case of the first ceding company, they failed to disclose material facts, known to them, about the block of business being reinsured when it was underwritten, and in the second case, the ceding company is unable to segregate from its records business that is properly covered under the reinsurance agreement. No assurance can be given that monetary recovery or equitable relief will occur.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   GENERAL

         Annuity and Life Re (Holdings), Ltd. was incorporated on December 2, 1997 under the laws of Bermuda. We provide annuity and life reinsurance to select insurers and reinsurers through our wholly-owned subsidiaries: Annuity and Life Reassurance, Ltd., which is licensed under the insurance laws of Bermuda as a long term insurer; and Annuity and Life Re America, Inc., an insurance holding company based in the United States, and its subsidiary, Annuity and Life Reassurance America, Inc. a life insurance company authorized to conduct business in 43 states of the United States and the District of Columbia. We acquired Annuity and Life Reassurance America on June 1, 2000

2.   CRITICAL ACCOUNTING POLICIES

         The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts of assets, liabilities, stockholders' equity, and net income of the Company. The Company believes the critical accounting policies set forth in its Form 10K, filed on March 28, 2002, detail the more significant estimates and assumptions used in the preparation of its consolidated financial statements. These accounting policies pertain to policyholder benefit reserves, deferred policy acquisition costs, and revenue recognition for both the life and annuity segments and investment valuation. If actual events differ significantly from the underlying estimates and assumptions used by management in the application of these accounting policies, there could be a material adverse effect on the Company's results of operations and financial condition.

3.   OPERATING RESULTS

         Net Income. For the three-month period ended March 31, 2002, we had consolidated net income of $8,245,000 or $0.32 per common share, $0.31 per common share on a fully diluted basis, compared with $11,715,000 or $0.46 per common share, $0.42 per common share on a fully diluted basis, for the three months ended March 31, 2001. Net income for the quarter ended March 31, 2002 as compared with the quarter ended March 31, 2001 reflects strong growth in our life segment offset by a decline in our annuity segment.

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

         For the three-month period ended March 31, 2002, net operating income declined 27% from the comparable prior year period. Net operating income for the three month period ended March 31, 2002 was $8,566,000, compared with $11,690,000 for the three months ended March 31, 2001. The decrease in net operating income for the quarter ended March 31, 2002 as compared with the quarter ended March 31, 2001 reflects strong growth in our life segment offset by a decline in our annuity segment.

         Net Premiums. Net premium revenue for the three-month period ended March 31, 2002 was $78,007,000, an increase of 46% over the three months ended March 31, 2001. Substantially all the premium revenue was derived from traditional ordinary life reinsurance underwritten in Bermuda. The growth in premium revenue reflects the level of new business written and the increase in the face amount of insurance in force. At March 31, 2002 the total face amount of life insurance in force was $129 billion compared with approximately $83 billion at March 31, 2001, a 55% increase. New business writings and premium levels are significantly influenced by the seasonal nature of the life reinsurance marketplace and by large transactions and therefore can fluctuate from period to period.

         Net Investment Income. Total net investment income for the three month period ended March 31, 2002 was $24,590,000 as compared with $23,090,000 for the three months ended March 31, 2001. The increase in investment income is primarily due to a deposit of $137,000,000 from a third party reinsurer during the fourth quarter of 2001 that is used to fund collateral requirements of our ceding companies. The income earned on the Funds withheld for the three months ended March 31, 2002 and 2001 was $18,547,000 and $18,050,000, respectively. The average yield rate earned on an annualized basis on the invested assets, excluding the Funds withheld, for this period was approximately 5.35% as compared with 6.52% for the three months ended March 31, 2001. The decline in yield reflects the Company's higher than normal commitment to cash during the first quarter as a result of receiving the $137,000,000 deposit late in the fourth quarter of 2001 and a generally lower interest rate environment.

         Realized Investment (Losses) Gains. Realized investment (losses) gains for the three months ended March 31, 2002 and 2001 were $(321,000) and $26,000, respectively. These gains and losses result from normal management of our investment portfolio intended to improve performance and increase future operating income. Realized gains and losses are not considered by the Company to be recurring components of earnings. We make decisions concerning the sales of invested assets based on a variety of market, business and other factors.

         During the three month period ended March 31, 2002, unrealized losses were $(5,514,000) as compared with unrealized gains of $4,405,000 during the three-month period ended March 31, 2001. Unrealized gains (losses) are principally related to changes in the general level of interest rates during those periods.

         Claims and Policy Benefits. Life insurance claims and policy benefits for the three months ended March 31, 2002 and 2001 were $54,971,000, or 74% of net life premium, and $37,742,000, or 76% of net life premium, respectively. Aggregate experience reported for the three months ended March 31, 2002 was within pricing parameters. We are currently seeking relief from our ceding insurers with respect to two contracts that have generated mortality experience beyond our pricing parameters. If we are unable to rescind, recapture, reprice, or otherwise restructure these agreements, we may incur additional losses on these contracts in future periods. Although we expect mortality to be fairly constant over long periods of time, it will fluctuate from period to period. Reserves for future policy benefits are determined by claims reported from ceding companies, our aggregate experience, seasonal claim patterns and overall mortality trends.

         Interest Credited to Interest Sensitive Contracts Liabilities. Interest credited to Interest sensitive contract liabilities, which are liabilities we assume under certain annuity reinsurance agreements we enter into, for the three months ended March 31, 2002 and 2001 was $14,660,000 and $6,691,000,
respectively. The increase reflects the level of our Interest sensitive contracts liabilities and is related to income earned on the related Funds withheld at interest. The income earned on the funds withheld at interest for the three months ended March 31, 2002 and 2001 was $18,547,000 and $18,050,000,
respectively.

         Policy Acquisition and Other Insurance Expenses. Policy acquisition and other insurance expenses, consisting primarily of allowances and amortization of deferred policy acquisition costs, for the three months ended March 31, 2002 and 2001 were $19,497,000 and $17,066,000, respectively. Generally, policy acquisition costs and other insurance expenses fluctuate with business volume and changes in product mix. The increase in these costs reflects the growth and development of our life business.

         Collateral Facility Costs. Collateral facility costs comprise fees charged by a third party reinsurer to provide cash deposits to us. These deposits are used to fund excess statutory reserve requirements of our clients and are recorded on our consolidated balance sheet as a deposit liability. These costs were $1,296,000 in the first quarter of 2002. Because the collateral funding facility was not in place until the fourth quarter of 2001, no costs were incurred in the first quarter of 2001.

         Other Operating Expenses. Operating expenses for the three month period ending March 31, 2002 and 2001 were $3,658,000, or 3.4% of total revenue and $2,665,000, or 3.3% of total revenue, respectively. We consider the operating expense level to be low by industry standards and to be in line with the Company's plan to be a low cost provider.

4.   SEGMENT RESULTS

         During the first quarter of 2002 the Company determined that it would begin to separately track financial results of its life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in all products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk. Both the life and annuity segments have specific assets, liabilities, stockholders' equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders' equity not yet deployed to the life or annuity segment. It receives capital gains and losses on all invested assets and investment income on undeployed invested assets. Operating expenses are allocated to the segments proportionately based upon the amount of stockholders' equity deployed to the segment.

         Life Segment. Our life segment is our largest segment as measured by profitability. For the quarter ended March 31, 2002, segment income grew 72% to $7,015,000 from $4,086,000 for the first quarter of 2001. Revenues grew 55% to $75,162,000 from $48,467,000 in the first quarter of 2001. Our revenue growth was primarily related to a 51% growth in life premium to $71,293,000 from $47,108,000 for the first quarter of 2001. The balance of the growth in revenue was derived from investment income earned on funds deposited with us by a third party reinsurer that are used to fund collateral requirements of our clients.

         Premium growth in our life segment was benefited materially from the availability to us of our collateral financing facility. We believe that this facility, which provides us with funds to secure a substantial portion of our obligations to cedents, is unique in the life reinsurance industry and may provide us with a competitive advantage. However, this reinsurer may in the future provide a similar facility to one or more of our competitors, which could eliminate this competitive advantage.

         Segment policy benefits and expenses grew 54% to $68,146,000 from $44,380,000 in the first quarter of 2001, reflecting the increase in premium volume and face amount of insurance in force. Segment benefits and expenses for the first quarter of 2002 include collateral costs of $1,296,000 associated with our collateral funding facility that were not present in 2001. Overall benefits and expenses were in line with our expectations.

         Our life segment continues to perform well with an operating margin of 9.3% for the first quarter of 2002 as compared to 8.4% for the first quarter of 2001.

         Annuity Segment. Our annuity segment contains the majority of our assets, however it is a small contributor to our net income. In 2001, we determined that our largest annuity contract was in a loss position. As a result, we wrote down deferred acquisition costs related to that contract and recorded a charge and established reserves for potential minimum interest guarantee payments. We also purchased $10.0 million of reinsurance from an affiliate of XL Capital, a related party, for a premium of $1.5 million, to provide an additional layer of protection above our established reserves. This annuity contract, which represents 62% of our annuity assets, is not expected to generate income going forward. As with the establishment of any reserve, in establishing the reserve for our largest annuity contract, we were required to make estimates, including estimates of future lapse rates on the underlying business and future investment income on the assets supporting this business. There can be no assurance that our estimates will prove to be accurate, and if they do not, we may be required to recognize additional losses.

         Segment income declined 86% to $773,000 for the first quarter of 2002 compared to $5,458,000 for the first quarter of 2001 reflecting the loss of income on the aforementioned annuity contract and the additional costs of insurance and arbitration related to the contract. Total revenue for our annuity segment grew 6% for the first quarter of 2002 to $29,238,000 from $27,602,000 in the first quarter of 2001. The increase is primarily related to an increase in premiums collected and to a lesser extent from an increase in investment income.

         Policy benefits and expenses for the annuity segment, which include interest credited to policyholders, segment specific expenses, and allocated expenses grew 29% to $28,465,000 for the first quarter of 2002 compared to $22,145,000 for the first quarter of 2001. The primary component of these expenses is interest credited to policyholders, which increased as a result of the aforementioned annuity reinsurance contract and the inclusion of a new annuity contract in the first quarter of 2002 that was not inforce in the first quarter of 2001.

         Our annuity line is not performing well due to our largest annuity contract. Segment income as a percentage of average policyholder liabilities was 0.2% for the first quarter of 2002 compared with 1.4% for the first quarter of 2001.
         Corporate Segment. The corporate segment includes all of our capital gains and losses, investment income on undeployed invested assets, and a proportionate share of operating expenses based upon how stockholders' equity is deployed to the life and annuity segments. As a result, the corporate segment, while small relative to our total Company, will likely have volatile results. Segment income declined 79% to $456,000 for the first quarter of 2002 compared to $2,171,000 for the first quarter of 2001. Revenues declined by 52% to $1,771,000 for the first quarter of 2002 compared to $3,693,000 for the first quarter of 2001. Both declines were primarily driven by a the movement of stockholders' equity to the life segment to support its growth. Realized capital losses of $322,000 in the first quarter of 2002 compared to realized capital gains of $26,000 in the first quarter of 2001 also contributed to both declines.

         Benefits and expenses declined by 14% to $1,315,000 for the first quarter of 2002 compared to $1,522,000 for the first quarter of 2001. This decline was also driven by the deployment of stockholders' equity to the life segment.

5.   FINANCIAL CONDITION

Investments

         Cash & Fixed Maturity Investments

         Invested assets, including cash and cash equivalents, amounted to $434,127,000 at March 31, 2002 as compared with $423,780,000 at December 31,
2001. At March 31, 2002 and December 31, 2001 net unrealized gains on invested assets were $904,000 and $6,418,000 respectively, and generally reflect the changes in interest rates during the first quarter of 2002.

         The Company's investment policy is designed to achieve above average risk adjusted returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity and match the cash flows of the portfolio to the required cash flows for the related liabilities.

         Funds Withheld at Interest - Interest Sensitive Contracts Liabilities

         Assets with a carrying value of approximately $1,477,785,000 at March 31, 2002 and $1,488,326,000 at December 31, 2001, related to annuity reinsurance agreements entered into by the Company are held by and managed by the ceding company in segmented portfolios. These amounts are included in our Balance Sheet as Funds withheld at interest. Under the terms of the reinsurance agreements, the investment income, which accrues to us, is based on the performance of the underlying portfolios. Assets in the underlying portfolios are managed by investment managers appointed by the cedent. As a result, we cannot directly influence the investment strategy or performance of the portfolios. The liability for the annuity reinsurance is included in our Balance Sheet as Interest sensitive contracts liabilities, and includes a provision for minimum interest guarantees expected to be paid in the future. While management has made what it believes to be adequate provision for future costs based upon reasonable assumptions about future investment performance and surrenders, the provision is an estimate. Actual amounts paid may be significantly higher or lower than the current provision. During the three month period ended March 31, 2002 these assets and liabilities remained relatively stable as the reduced level of annuity sales during 2002 offset surrenders.

Liquidity and Capital Resources

         Our liquidity and capital resources are a measure of our overall financial strength and our ability to generate cash flows from our operations to meet operating and growth needs. Our principal sources of funds are premiums received, net investment income, proceeds from investments called, redeemed or sold, funds drawn from our collateral funding facility, and cash and short term investments. The principal obligations and uses of the funds are the payment of policy benefits, acquisition and operating expenses and the purchase of investments.

         For the three-month period ended March 31, 2002 we generated $14,164,000 from our operating activities as compared with $846,000 from our operating activities for the three months ended March 31, 2001. This change is primarily related to the development of our life insurance segment.

         At March 31, 2002 our total capitalization, which consists entirely of equity, was $406,320,000. We believe this level of capital is sufficient to support our insurance writings and growth for the near future. However, as a Bermuda reinsurer we are required to post collateral for the statutory reserves ceded to us by U.S. based insurers and reinsurers. During 2001, we entered into a reinsurance agreement with a third party reinsurer to cede excess U.S. Statutory reserves (the amount by which the cedent's U.S. Statutory reserves exceeds our U.S. GAAP reserves for certain life insurance contracts subject to certain state statutory regulations known as Triple-X) to the reinsurer. Under the agreement, the reinsurer is obligated to fund the collateral requirements associated with these excess U.S. Statutory reserves by making cash deposits with us. As of March 31, 2002, we had received deposits of $137 million from the reinsurer. We expect to cede additional excess U.S. Statutory reserves to, and receive additional deposits from, the reinsurer in the future. The reinsurer has the right to terminate the agreement upon 180 days notice which would require us to return all deposits. Absent a termination by the reinsurer or by us, the agreement will terminate and all deposits received by us will be returned on the fifth anniversary of the agreement unless it is extended by the parties. We receive the benefit of investment income from the funds received by us and pay the third party reinsurer certain fees associated with the contract. These fees are determined principally by the amount of deposits received by us. For the first quarter of 2002 these fees were $1,296,000 and are recorded as Collateral costs in our Statement of Operations. As part of this contract we deposited $41 million with the reinsurer, which is included in Deposits and other reinsurance receivables.

         On March 1, 2002 we filed a shelf registration statement on Form S-3 to register under the Securities Act of 1933 $200,000,000 of senior debt to be sold in one or more transactions on a delayed basis. We may issue some or all of this debt in the future. This debt, if and when issued, would be used for general corporate purposes, including capital contributions to our operating subsidiaries, and to fund collateral requirements of our cedents. In the future, we may issue additional debt or other forms of capital to assist in meeting our liquidity and capital needs, including funding the collateralization needs of our cedents. During 2001, our Board of Directors approved a share repurchase program of up to $25,000,000 of our common shares. While our Board has given us the flexibility to repurchase our common shares in the future if market conditions so dictate, we have not repurchased any common shares, as we anticipate utilizing this capital to support our business growth.

         At March 31, 2002 and December 31, 2001, letters of credit totaling $185 million and $197 million, respectively, issued in the ordinary course of our business had been issued by our bankers in favor of certain ceding insurance companies to provide security and meet regulatory requirements. At March 31, 2002 and December 31, 2001 letters of credit totaling $92 million and $101 million, respectively, were fully collateralized by our investments. We may incur indebtedness in the future for investment or operational purposes, acquisitions of, investments in, joint ventures with or strategic alliances with companies whose businesses compliment the Company's business.

         At March 31, 2002 and December 31, 2001 investments of $274 million and $272 million, respectively, were held in trust for the benefit of certain ceding insurance companies to provide security and to meet regulatory requirements.

         On February 15, 2002 the Board of Directors declared a quarterly dividend of $.05 per share payable to shareholders of record on March 7, 2002. The Board intends to continue to declare and payout of earnings a quarterly dividend. The continued payment of dividends is dependent on the ability of our operating subsidiaries to achieve satisfactory underwriting and investment results and other factors determined to be relevant by the Company's Board of Directors.

         The Company has no material commitments for capital expenditures as of March 31, 2002.

6.   FORWARD-LOOKING AND CAUTIONARY STATEMENTS

         The Company and its representatives may from time to time make written or oral forward-looking statements, including those contained in the foregoing Management's Discussion and Analysis. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying certain important factors which could cause the Company's actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of the Company. The factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the Company's ability to attract and retain clients; a decline in the Company's financial ratings; the competitive environment; the Company's ability to underwrite business; changes in mortality, morbidity and claims experience; the Company's success in managing its investments; changes in market conditions, including changes in interest rate levels; the ability of the Company's cedents to manage successfully assets they hold on the Company's behalf; unanticipated withdrawal or surrender activity; the impact of recent and possible future terrorist attacks and the U.S. government's response thereto; the loss of a key executive; regulatory changes (such as changes in U.S. tax law and insurance regulation); and a prolonged economic downturn. Further information about these and other factors may be found in our Form 10-K for the year ended December 31, 2002. The Company cautions that the foregoing list of important factors is not intended to be, and is not, exhaustive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 2001. Please refer to "Item 7A: Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K.





                            PART II OTHER INFORMATION

Item 1.           Legal Proceedings

In May 2002 we served written notice of arbitration in connection with two life reinsurance agreements. We are seeking monetary damages and/or equitable relief from the ceding companies based upon our contention that, in the case of the first ceding company, they failed to disclose material facts, known to them, about the block of business being reinsured when it was underwritten, and in the second case, the ceding company is unable to segregate from its records business that is properly covered under the reinsurance agreement. No assurance can be given that monetary recovery or equitable relief will occur.

Item 6.           Exhibits and Reports on Form 8-K


(a)  Exhibits -  3.1 Bye-Laws, as amended, of Annuity and Life Re (Holdings),
                     Ltd.
                10.1 Employment Agreement, dated as of January 2, 2002 between
                     Annuity & Life Re (Holdings), Ltd., Annuity & Life Reassurance, Ltd. and William H. Mawdsley, III
                10.2 Annuity and Life Re (Holdings), Ltd. Restricted Stock Plan.
                10.3 Annuity and Life Re (Holdings), Ltd. Directors Deferred
                     Compensation Plan
                10.4 Letter of Intent with XL Life Ltd, dated February 28,
                     2002, providing catastrophe excess of loss cover

(b) Reports on Form 8-K - Current Report on Form 8-K dated January 16, 2002 filed with the Securities and Exchange Commission on January 23, 2002.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Annuity and Life Re (Holdings), Ltd.



Date:  May 14, 2002            / s / Lawrence S. Doyle
                               --------------------------------------
                             Name:  Lawrence S. Doyle
                             Title: President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:  May 14, 2002            / s / John F. Burke
                               --------------------------------
                             Name:  John F. Burke
                             Title: Chief Financial Officer
                                    (Principal Accounting and Financial Officer)