Form 10-Q
period 2002-06-30
ANNUITY & LIFE RE HOLDINGS LTD
filed 2002-08-15
CIK 1051628

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of the Registrant's Common Shares (par value $1.00 per share) outstanding as of August 5, 2002 was 25,841,928.


THIS FILING INCLUDES UNAUDITED FINANCIAL STATEMENTS THAT HAVE NOT BEEN REVIEWED BY OUR AUDITORS IN ACCORDANCE WITH RULE 10-01(d) OF REGULATION S-X PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION. SEE "STATEMENT REGARDING REVIEW OF FINANCIAL STATEMENTS" ON PAGE 2 OF THIS REPORT.



--------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                                                                                                                  PAGE

                  Statement Regarding Review of Financial Statements...........................................      2

                                                 PART I - FINANCIAL INFORMATION

ITEM 1.           Unaudited Consolidated Financial Statements

                  Consolidated Balance Sheets
                  June 30, 2002 and December 31, 2001 (as restated)............................................      3

                  Consolidated Statements of Operations
                  Three and Six Months ended June 30, 2002 and June 30, 2001  (as restated)....................      4

                  Consolidated Statements of Comprehensive Income
                  Three and Six Months ended June 30, 2002 and June 30, 2001  (as restated)....................      5

                  Consolidated Statements of Cash Flows
                  Six Months ended June 30, 2002 and June 30, 2001  (as restated) .............................      6

                  Consolidated Statements of Changes in Stockholders' Equity
                  Six Months ended June 30, 2002 and June 30, 2001  (as restated)..............................      7

                  Notes to Unaudited Consolidated Financial Statements.........................................     8-12

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................................................    13-20

ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk...................................      21

                                                   PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings............................................................................      22

ITEM 4.           Submission of Matters to a Vote of Security Holders..........................................      22

ITEM 6.           Exhibits and Reports on Form 8-K.............................................................      22

Signatures        .............................................................................................      23

--------------------------------------------------------------------------------

               STATEMENT REGARDING REVIEW OF FINANCIAL STATEMENTS

        As we announced in our press release of July 25, 2002, following discussions with the staff of the Securities and Exchange Commission (the "SEC"), we determined that we would restate our financial statements for the fiscal year ended December 31, 2001, as well as for the three month period ended March 31, 2002. Our restated financial statements for the year ended December 31, 2001 have recently been provided to the SEC, which is currently considering the application of certain accounting pronouncements, including Statement of Financial Accounting Standards No. 133, to those financial statements. Because of the pending SEC review, KPMG, our independent auditor, is not able to complete its audit of the restated financial statements for the fiscal year ended December 31, 2001, or its review of the financial statements contained in this report for the periods ended June 30, 2002 and June 30, 2001 (as restated) until we have received further guidance from the SEC with respect to our restated financial statements for the year ended December 31, 2001. Accordingly, this filing includes unaudited financial statements for the periods ended June 30, 2002 and June 30, 2001 (as restated) that have not been reviewed in accordance with Rule 10-01(d) of Regulation S-X promulgated by the SEC, as well as restated financial information for the year ended December 31, 2001 that has not yet been subject to audit.


        If the SEC's or KPMG's reviews result in any material changes to the financial statements set forth herein, we will file an amended Quarterly Report on Form 10-Q. In addition, following the conclusion of the SEC's review process and KPMG's audit, we will amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

        No certifications required by 18 U.S.C. Section 1350 accompany this report. We intend to submit such certifications to the SEC upon completion of the review and audit described above.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                           CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED AND IN U.S. DOLLARS)

                                                                                    JUNE 30, 2002           DECEMBER 31, 2001
                                                                               -------------------------  ----------------------
ASSETS                                                                                                         AS RESTATED
                                                                                                               (SEE NOTE 3)

CASH AND CASH EQUIVALENTS                                                               $    61,451,277         $   104,793,019
FIXED MATURITY INVESTMENTS AT FAIR VALUE (AMORTIZED COST OF
   $387,088,613 AND $312,420,719 AT JUNE 30, 2002 AND
   DECEMBER 31, 2001)                                                                       395,126,786             318,987,432
FUNDS WITHHELD AT INTEREST                                                                1,447,876,547           1,489,689,347
ACCRUED INVESTMENT INCOME                                                                     5,499,599               4,897,063
RECEIVABLE FOR INVESTMENTS SOLD                                                               1,265,214                  23,815
RECEIVABLE FOR REINSURANCE CEDED                                                             95,610,308              97,807,529
DEPOSITS AND OTHER REINSURANCE RECEIVABLES                                                   67,040,095              76,139,222
DEFERRED POLICY ACQUISITION COSTS                                                           211,306,270             209,074,192
OTHER ASSETS                                                                                 11,131,494               9,360,971
                                                                               -------------------------  ----------------------

             TOTAL ASSETS                                                               $ 2,296,307,590         $ 2,310,772,591
                                                                               =========================  ======================

LIABILITIES

RESERVES FOR FUTURE POLICY BENEFITS                                                     $   254,695,355         $   221,865,755
INTEREST SENSITIVE CONTRACTS LIABILITY                                                    1,464,394,167           1,516,795,763
OTHER DEPOSIT LIABILITIES                                                                   147,000,000             137,000,000
OTHER REINSURANCE LIABILITIES                                                                17,622,838              17,340,304
PAYABLE FOR INVESTMENTS PURCHASED                                                             7,657,104               2,030,516
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                        10,947,530              10,751,099
                                                                               -------------------------  ----------------------

             TOTAL LIABILITIES                                                          $ 1,902,316,994         $ 1,905,783,437
                                                                               -------------------------  ----------------------

STOCKHOLDERS' EQUITY

PREFERRED SHARES (PAR VALUE $1.00; 50,000,000 SHARES
   AUTHORIZED; NO SHARES OUTSTANDING)                                                   $             -         $             -
COMMON SHARES (PAR VALUE $1.00; 100,000,000 SHARES
   AUTHORIZED; 25,838,828 AND 25,705,328 SHARES OUTSTANDING
   AT JUNE 30, 2002 AND DECEMBER 31, 2001)                                                   25,838,828              25,705,328
ADDITIONAL PAID-IN CAPITAL                                                                  334,478,932             332,447,062
NOTES RECEIVABLE FROM STOCK SALES                                                            (1,576,973)             (1,317,259)
RESTRICTED STOCK (111,250 SHARES AT JUNE 30, 2002)                                           (1,804,474)                      -
ACCUMULATED OTHER COMPREHENSIVE INCOME                                                        7,755,685               6,418,469
RETAINED EARNINGS                                                                            29,298,598              41,735,554
                                                                               -------------------------  ----------------------

             TOTAL STOCKHOLDERS' EQUITY                                                 $   393,990,596         $   404,989,154
                                                                               -------------------------  ----------------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 2,296,307,590         $ 2,310,772,591
                                                                               =========================  ======================


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

                       ANNUITY AND LIFE RE (HOLDINGS), LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED AND IN U.S. DOLLARS)

                                                FOR THE THREE MONTHS ENDED JUNE 30,        FOR THE SIX MONTHS ENDED JUNE 30,
                                              -----------------------------------------  ---------------------------------------
                                                    2002                  2001                 2002                 2001
                                              ------------------   --------------------  ------------------   ------------------
REVENUES                                                               AS RESTATED                               AS RESTATED
                                                                      (SEE NOTE 3)            (SEE NOTE 3)       (SEE NOTE 3)

NET PREMIUMS                                       $ 92,065,743           $ 61,628,943       $ 170,072,634         $115,142,096
INVESTMENT INCOME, NET OF RELATED EXPENSES           26,366,669             19,605,194          50,956,459           42,695,004
NET REALIZED INVESTMENT GAINS                         1,837,672                320,629           1,515,964              346,250
NET CHANGE IN FAIR VALUE OF EMBEDDED
   DERIVATIVES                                       (6,566,805)             1,846,981          (4,976,707)           1,698,054
SURRENDER FEES AND OTHER REVENUES                     6,161,207              4,644,690          10,057,332            7,778,161
                                              ------------------   --------------------  ------------------   ------------------
              TOTAL REVENUES                       $119,864,486           $ 88,046,437       $ 227,625,682         $167,659,565
                                              ------------------   --------------------  ------------------   ------------------

BENEFITS AND EXPENSES

CLAIM AND POLICY BENEFITS                          $ 74,443,139           $ 45,201,447       $ 133,258,745         $ 86,826,115
INTEREST CREDITED TO INTEREST SENSITIVE
   PRODUCTS                                          20,948,167              4,497,407          38,870,513           11,188,877
POLICY ACQUISITION COSTS AND OTHER INSURANCE
   EXPENSES                                          40,571,869             20,352,308          56,207,987           36,533,290
COLLATERAL COSTS                                      1,053,037                      -           2,348,741                    -
OPERATING EXPENSES                                    3,142,272              2,689,045           6,800,064            5,354,115
                                              ------------------   --------------------  ------------------   ------------------
              TOTAL BENEFITS AND EXPENSES          $140,158,484           $ 72,740,107       $ 237,486,050         $139,902,397
                                              ------------------   --------------------  ------------------   ------------------

              NET (LOSS) INCOME BEFORE
                CUMULATIVE EFFECT OF A CHANGE
                IN ACCOUNTING PRINCIPLE            $(20,293,998)          $ 15,306,330       $  (9,860,368)        $ 27,757,168

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE (NOTE 3)                                        -                       -                  -            (3,665,735)
                                              ------------------   --------------------  ------------------   ------------------

              NET (LOSS) INCOME                    $(20,293,998)          $ 15,306,330       $  (9,860,368)        $ 24,091,433
                                              ==================   ====================  ==================   ==================

NET (LOSS) INCOME PER COMMON
   SHARE BEFORE CUMULATIVE EFFECT OF
   A CHANGE IN ACCOUNTING
   PRINCIPLE (NOTE 3)
     BASIC.............................            $     (0.79)           $       0.60       $      (0.38)         $       1.08
     DILUTED..........................             $     (0.79)           $       0.54       $      (0.38)         $       0.99
CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE PER COMMON
   SHARE
     BASIC............................             $          -           $          -       $           -         $      (0.14)
     DILUTED.........................              $          -           $          -       $           -         $      (0.13)

NET (LOSS) INCOME PER COMMON SHARE
     BASIC............................             $     (0.79)           $       0.60       $      (0.38)         $       0.94
     DILUTED.........................              $     (0.79)           $       0.54       $      (0.38)         $       0.86


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         (UNAUDITED AND IN U.S. DOLLARS)

                                               FOR THE THREE MONTHS ENDED JUNE 30,            FOR THE SIX MONTHS ENDED JUNE 30,
                                           --------------------------------------------    -----------------------------------------
                                                  2002                    2001                    2002                  2001
                                           -------------------     --------------------    -------------------    ------------------
                                                                      AS RESTATED                                    AS RESTATED
                                                                      (SEE NOTE 3)             (SEE NOTE 3)          (SEE NOTE 3)

NET (LOSS) INCOME FOR THE PERIOD               $ (20,293,998)            $ 15,306,330          $ (9,860,368)          $ 24,091,433

OTHER COMPREHENSIVE INCOME (LOSS):

UNREALIZED HOLDING GAINS (LOSSES) ON
   SECURITIES ARISING DURING THE PERIOD            8,688,887               (2,519,160)            2,853,180              1,912,030
LESS RECLASSIFICATION ADJUSTMENT FOR
   REALIZED GAINS IN NET INCOME                    1,837,672                  320,629             1,515,964                346,250
                                           -------------------     --------------------    -------------------    ------------------

OTHER COMPREHENSIVE INCOME (LOSS)              $   6,851,215             $ (2,839,789)         $  1,337,216           $  1,565,780
                                           -------------------     --------------------    -------------------    ------------------

TOTAL COMPREHENSIVE (LOSS) INCOME              $ (13,442,783)            $ 12,466,541          $ (8,523,152)          $ 25,657,213
                                           ===================     ====================    ===================    ==================


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED AND IN U.S. DOLLARS)

                                                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                 ---------------------------------------------------
                                                                                           2002                      2001
                                                                                 -------------------------   -----------------------
                                                                                          (SEE NOTE 3)           AS RESTATED
                                                                                                                 (SEE NOTE 3)
CASH FLOWS FROM OPERATING ACTIVITIES
NET (LOSS) INCOME                                                                          $  (9,860,368)           $   24,091,433

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
  PROVIDED BY OPERATING ACTIVITIES:
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                                   -                3,665,735
NET REALIZED INVESTMENT (GAINS) LOSSES                                                        (1,515,964)                 (346,250)
NET CHANGE IN FAIR VALUE OF EMBEDDED DERIVATIVES                                               4,976,707                (1,698,054)
AMORTIZATION OF RESTRICTED STOCK                                                                 360,896
                                                                                                                                 -
CHANGES IN:
ACCRUED INVESTMENT INCOME                                                                       (602,536)                 (953,676)
DEFERRED POLICY ACQUISITION COSTS                                                             (2,232,078)              (18,794,542)
DEPOSITS AND OTHER REINSURANCE RECEIVABLES                                                    11,296,348                 7,441,654
OTHER ASSETS                                                                                  (1,770,523)               (1,226,194)
RESERVES FOR FUTURE POLICY BENEFITS                                                           32,829,600                16,048,410
INTEREST SENSITIVE CONTRACTS, NET OF FUNDS WITHHELD                                          (15,565,503)              (22,216,259)
OTHER REINSURANCE LIABILITIES                                                                    282,534                 8,102,651
ACCOUNTS PAYABLE                                                                                 196,431                   210,907
                                                                                 -------------------------   -----------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  $  18,395,544            $   14,325,815
                                                                                 -------------------------   -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
PROCEEDS FROM SALES OF FIXED MATURITY INVESTMENTS                                          $ 287,775,850            $  102,410,728
PURCHASE OF FIXED MATURITY INVESTMENTS                                                      (356,676,834)             (133,011,744)
                                                                                 -------------------------   -----------------------

NET CASH USED BY INVESTING ACTIVITIES                                                      $ (68,900,984)           $  (30,601,016)
                                                                                 -------------------------   -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
ISSUANCE OF SHARES                                                                         $           -            $    2,734,330
INTEREST ACCRUED ON NOTES RECEIVABLE                                                             (48,334)                  (40,250)
INTEREST COLLECTED ON NOTES RECEIVABLE                                                            38,620                         -
ISSUANCE OF NOTE RECEIVABLE                                                                     (250,000)                        -
DIVIDENDS PAID TO STOCKHOLDERS                                                                (2,576,588)               (2,550,266)
INCREASE IN DEPOSIT LIABILITY                                                                 10,000,000                         -
                                                                                 -------------------------   -----------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  $   7,163,698            $      143,814
                                                                                 -------------------------   -----------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                      $ (43,341,742)           $  (16,131,387)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               104,793,019                52,691,974
                                                                                 -------------------------   -----------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $  61,451,277            $   36,560,587
                                                                                 =========================   =======================

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (UNAUDITED AND IN U.S. DOLLARS)

                                                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                 ---------------------------------------------------
                                                                                           2002                      2001
                                                                                 -------------------------   -----------------------
                                                                                                                 AS RESTATED
PREFERRED SHARES PAR VALUE $1.00                                                          (SEE NOTE 3)           (SEE NOTE 3)

BALANCE AT BEGINNING AND END OF PERIOD                                                    $             -            $            -
                                                                                 -------------------------   -----------------------

COMMON SHARES PAR VALUE $1.00
BALANCE AT BEGINNING OF PERIOD                                                            $    25,705,328            $   25,499,999
ISSUANCE OF SHARES                                                                                133,500                   180,829
                                                                                 -------------------------   -----------------------

BALANCE AT END OF PERIOD                                                                  $    25,838,828            $   25,680,828
                                                                                 -------------------------   -----------------------

ADDITIONAL PAID-IN CAPITAL
BALANCE AT BEGINNING OF PERIOD                                                            $   332,447,062            $  329,496,091
ISSUANCE OF SHARES                                                                              2,031,870                 2,553,501
                                                                                 -------------------------   -----------------------

BALANCE AT END OF PERIOD                                                                  $   334,478,932            $  332,049,592
                                                                                 -------------------------   -----------------------

NOTES RECEIVABLE FROM STOCK SALES
BALANCE AT BEGINNING OF PERIOD                                                            $    (1,317,259)           $   (1,367,241)
ISSUANCE OF NOTE RECEIVABLE                                                                      (250,000)                        -
INTEREST COLLECTED ON NOTES RECEIVABLE                                                             38,620                         -
ACCRUED INTEREST DURING PERIOD                                                                    (48,334)                  (40,250)
                                                                                 -------------------------   -----------------------

BALANCE AT END OF PERIOD                                                                  $    (1,576,973)           $   (1,407,491)
                                                                                 -------------------------   -----------------------

RESTRICTED STOCK
BALANCE AT BEGINNING OF PERIOD                                                            $             -            $            -
ISSUANCE OF SHARES                                                                             (2,165,370)                        -
AMORTIZATION OF RESTRICTED STOCK                                                                  360,896                         -
                                                                                 -------------------------   -----------------------

BALANCE AT END OF PERIOD                                                                  $    (1,804,474)           $            -
                                                                                 -------------------------   -----------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
BALANCE AT BEGINNING OF PERIOD                                                            $     6,418,469            $    2,064,971
NET UNREALIZED GAINS (LOSSES) ON SECURITIES                                                     1,337,216                 1,565,780
                                                                                 -------------------------   -----------------------

BALANCE AT END OF PERIOD                                                                  $     7,755,685            $    3,630,751
                                                                                 -------------------------   -----------------------

RETAINED EARNINGS
BALANCE AT BEGINNING OF PERIOD                                                            $    41,735,554            $   85,521,956
NET (LOSS)  INCOME                                                                             (9,860,368)               24,091,433
STOCKHOLDER DIVIDENDS                                                                          (2,576,588)               (2,550,266)
                                                                                 -------------------------   -----------------------
BALANCE AT END OF PERIOD                                                                  $    29,298,598            $  107,063,123
                                                                                 -------------------------   -----------------------
TOTAL STOCKHOLDERS' EQUITY                                                                $   393,990,596            $  467,016,803
                                                                                 =========================   =======================

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. INFORMATION REGARDING THESE FINANCIAL STATEMENTS

        Following discussions with the staff of the Securities and Exchange Commission (the "SEC"), the Company determined that it would restate its financial statements for the fiscal year ended December 31, 2001, as well as for the three month period ended March 31, 2002. Because of a pending SEC review of the Company's restated financial statements for the year ended December 31, 2001, the Company's independent auditors are not able to complete their audit of the restated financial statements for the fiscal year ended December 31, 2001, or their review of the financial statements contained in this report for the periods ended June 30, 2002 and June 30, 2001 (as restated) until the Company has received further guidance from the SEC with respect to its restated financial statements for the year ended December 31, 2001. Accordingly, this filing includes unaudited financial statements for the periods ended June 30, 2002 and June 30, 2001 (as restated) that have not been reviewed in accordance with Rule 10-01(d) of Regulation S-X promulgated by the SEC, as well as restated financial information for the fiscal year ended December 31, 2001 that has not yet been subject to audit.

2. ORGANIZATION

        Annuity and Life Re (Holdings), Ltd. ("Holdings") was incorporated on December 2, 1997 under the laws of Bermuda. Holdings provides annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiaries:
Annuity and Life Reassurance, Ltd., which is licensed under the laws of Bermuda as a long-term insurer; and Annuity and Life Re America, Inc., an insurance holding company based in the United States, and Annuity and Life Reassurance of America, Inc., a life insurance company domiciled in the United States. Holdings, Annuity and Life Reassurance, Annuity and Life Re America and Annuity and Life Reassurance America are collectively referred to herein as the "Company."

3. RESTATEMENT

        In July 2002, the Company announced that it had determined that it had embedded derivatives in certain of its fixed annuity reinsurance contracts that are required to be bifurcated from their host contracts and accounted for separately pursuant to FAS 133 - Accounting For Derivative Instruments and Hedging Activities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and the unrealized changes in the value of these embedded derivatives are reflected in net income as Net change in fair value of embedded derivatives. The accumulated fair value of these embedded derivatives at January 1, 2001 was a loss of $3,665,735 and this has been accounted for as a cumulative effect of a change in accounting principle. The change in fair value of the Company's embedded derivatives during 2001 was a gain of $5,029,027. Additionally, an adjustment of $1,320,184 has been made in 2001 to increase the amortization of deferred acquisition costs to reflect the revised emergence of profits on the affected reinsurance agreements. For the year ended December 31, 2001, the net impact on reported earnings was a $43,000 gain. The following table summarizes the effect, by quarter, of bifurcating and separately accounting for the embedded derivatives contained in certain of the Company's fixed annuity reinsurance agreements. The Net embedded derivative gain or (loss) will increase or decrease, respectively, the Company's previously reported net income.

                                             Gross Embedded             Increase or             Net Embedded
                                             Derivative Gain           (Decrease) in           Derivative Gain
                                                or Loss               DAC Amortization            or (Loss)
                                             ---------------          ----------------         ---------------
Cumulative effect of a change in
 accounting principle @ January 1, 2001..    $(3,665,735)                                      $(3,665,735)
First Quarter 2001.......................    $  (148,927)             $  (884,451)             $   735,524
Second Quarter 2001......................    $ 1,846,981              $  (257,264)             $ 2,104,245
Third Quarter 2001.......................    $(5,265,396)             $  (269,009)             $(4,996,387)
Fourth Quarter 2001......................    $ 8,596,369              $ 2,730,908              $ 5,865,461
                                             -----------              -----------              -----------
Full Year 2001...........................    $ 1,363,291              $ 1,320,184              $    43,107
                                             -----------              -----------              -----------

First Quarter 2002.......................    $ 1,590,098              $  (598,981)             $ 2,189,079
Second Quarter 2002......................    $(6,566,805)             $  (903,739)             $(5,663,066)
                                             -----------              -----------              -----------
Year to Date 2002........................    $(4,976,707)             $(1,502,720)             $(3,473,987)
                                             -----------              -----------              -----------

Cumulative from inception................    $(3,613,416)             $  (182,536)             $(3,430,880)
                                             -----------              -----------              -----------

        The Company also determined that the $19,500,000 reserve component of the $33,000,000 charge taken in the fourth quarter of 2001 in connection with minimum interest guarantees on the Company's largest annuity reinsurance contract that had been recorded as a component of the Company's Interest sensitive contracts liability should have been accounted for as an adjustment to its carried balance for deferred acquisition costs. As a result, in its restated financial statements for the fiscal year ended December 31, 2001, the Company will reclassify the $19,500,000 as a write down of deferred acquisition costs. The reclassification will not change the Company's reported net loss for 2001; however, certain components of the Company's Consolidated Balance Sheet and Consolidated Statements of Operations will change. The following table highlights these changes as at December 31, 2001 and March 31, 2002 and for the periods then ended.

                                                                       AS REPORTED           RESTATED                   CHANGE
                                                                       -----------           --------                   ------
     CHANGES TO THE CONSOLIDATED BALANCE SHEET AS AT
        DECEMBER 31, 2001
     Funds withheld at interest                                        $ 1,488,326,056     $ 1,489,689,347           $    1,363,291
     Deferred acquisition costs                                        $   229,894,376     $   209,074,192           $  (20,820,184)
     Interest sensitive contracts liability                            $ 1,536,295,763     $ 1,516,795,763           $  (19,500,000)

     CHANGES TO THE CONSOLIDATED STATEMENTS OF OPERATIONS, FOR
        THE YEAR ENDED DECEMBER 31, 2001
     Interest credited to interest sensitive products                  $    68,758,418     $    49,258,418           $  (19,500,000)
     Policy acquisition and other insurance expenses                   $   105,045,512     $   125,865,696           $   20,820,184

        The change in the Deferred acquisition costs asset and Policy acquisition and other insurance expenses include a change in amortization of deferred acquisition costs related to the FAS 133 restatement mentioned above of $1,320,184.

                                                                AS REPORTED                 RESTATED               CHANGE
                                                               -------------               ----------            -----------
   CHANGES TO THE CONSOLIDATED BALANCE SHEET AS AT
     MARCH 31, 2002
   Funds withheld at interest                                 $1,477,785,478           $1,480,738,867           $  2,953,389
   Deferred acquisition costs                                 $  241,808,483           $  219,412,542           $(22,395,941)
   Interest sensitive contracts liability                     $1,524,818,385           $1,503,143,647           $(21,674,738)

   CHANGES TO THE CONSOLIDATED STATEMENTS OF
     OPERATIONS, FOR THE YEAR ENDED MARCH 31, 2002
   Interest credited to interest sensitive products           $   14,660,400           $   17,922,346           $  3,261,946
   Policy acquisition and other insurance expenses            $   19,497,045           $   15,636,118           $ (3,860,927)


     The change in Deferred acquisition costs asset reflects the cumulative increase (from January 1, 2001 through March 31, 2002) in amortization of deferred acquisition costs related to the FAS 133 restatement mentioned above of $721,203. The change in Policy acquisition and other insurance expenses includes a reduction in amortization of deferred acquisition costs of $598,981 related to FAS 133.

4. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and, except as noted in Note 1 above, in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements. These consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 31, 2001. As discussed in Notes 1 and 3 above, the Company is in the process of restating its financial statements for the fiscal year ended December 31, 2001 primarily due to the adoption of FAS 133. The Company intends to file an amended Form 10-K for the fiscal year ended December 31, 2001 as soon as its auditors have completed their audit of such restated financial statements. In addition to the accounting policies noted in the Company's Form 10-K for the fiscal year ended December 31, 2001, the Company notes the following:

Funds withheld at interest and embedded derivatives

        Funds withheld at interest represents a receivable balance equivalent to the Company's proportionate share of its ceding companies' statutory reserves related to policies reinsured by the Company under annuity reinsurance agreements written on a modified coinsurance or coinsurance funds withheld basis. The premiums received by a ceding company on the policies underlying these types of reinsurance agreements are used to purchase investment securities that are managed by that ceding company or investment managers appointed by it. Net investment income includes the Company's proportionate share of the investment income and realized capital gains and losses on the sale of investments purchased with those premiums, as well as distributions from the embedded derivatives contained in certain of these agreements.

        A portion of the Company's Funds withheld receivable asset contains embedded derivatives which require bifurcation and separate accounting under FAS 133 - Accounting for Derivative Instruments and Hedging Activities, which the Company adopted as of January 1, 2001. The net fair value of these embedded derivatives is classified as part of the Company's Funds withheld asset on its balance sheet. Changes in the fair value of these embedded derivatives are reported in net income as Net change in fair value of embedded derivatives. The Company has developed a cash flow model to estimate the fair value of these embedded derivatives that uses various assumptions regarding future cash flows under the relevant annuity reinsurance contracts. While management believes that this model is appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. Such an adjustment could have a significant impact on the fair value of these embedded derivatives and reported earnings. The Company does not bifurcate and separately account for the embedded derivatives contained in its largest annuity reinsurance agreement because the agreement was acquired by the Company prior to the transition date it elected under FAS 133, as amended by FAS 137.

--------------------------------------------------------------------------------

5. EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30:

                                                                Three Months Ended June 30,            Six Months Ended June 30,
                                                                  2002                2001              2002             2001
                                                           ------------------  ------------------  ---------------  ---------------
                                                                                  as restated                        as restated
                                                                                 (see Note 3)                       (see Note 3)
Net (loss) income available to common shareholders,
  before cumulative effect of a change in accounting         $  (20,293,998)       $  15,306,330    $ (9,860,368)     $ 27,757,168
  principle
Cumulative effect of a change in accounting principle
                                                                           -                   -                -       (3,665,735)
                                                           ------------------  ------------------  ---------------  ---------------
Net (loss) income available to common shareholders           $  (20,293,998)       $  15,306,330    $ (9,860,368)     $ 24,091,433
                                                           ==================  ==================  ===============  ===============

Basic:
Weighted average number of common shares
  outstanding                                                    25,722,016           25,591,746      25,716,453        25,590,414
Net (loss) income per share before
  cumulative effect of a change in accounting principle      $        (0.79)       $        0.60    $      (0.38)     $       1.08
Cumulative effect of a change in accounting principle        $             -       $           -    $           -     $      (0.14)
                                                           ------------------  ------------------  ---------------  ---------------
Net (loss) income per share                                  $        (0.79)       $        0.60    $      (0.38)     $       0.94
                                                           ==================  ==================  ===============  ===============
Diluted:
Weighted average number of common shares
  outstanding                                                    25,722,016           28,211,313      25,716,453        28,097,367
Net (loss) income per share before cumulative
  effect of a change in accounting principle                 $        (0.79)       $        0.54    $      (0.38)     $       0.99
Cumulative effect of a change in accounting principle        $             -       $           -    $           -     $      (0.13)
                                                           ------------------  ------------------  ---------------  ---------------
Net (loss) income per share                                  $        (0.79)       $        0.54    $      (0.38)     $       0.86
                                                           ==================  ==================  ===============  ===============

6. BUSINESS SEGMENTS

        During the first quarter of 2002, the Company began to separately track financial results of its life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in all products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk. In addition, as discussed in Note 4 above, certain of the Company's modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 - Accounting for Derivative Instruments and Hedging Activities. The change in the fair value of these embedded derivatives is included in the annuity segment. Both the life and annuity segments have specific assets, liabilities, stockholders' equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders' equity not yet deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in our portfolio and investment income on undeployed invested assets. Operating expenses are allocated to the segments proportionately based upon the amount of stockholders' equity deployed to the segment. The Company believes that investors, and management, will better understand the Company's profitability, risk profile and capital deployment through this change. There are no intersegment transactions. The following table displays several key measurements for each of our business segments.


                                                              LIFE            ANNUITY
THREE MONTHS ENDED JUNE 30, 2002                          REINSURANCE       REINSURANCE        CORPORATE         CONSOLIDATED
--------------------------------                         -------------    ----------------  ---------------   -----------------
Revenues                                                 $  95,060,455    $    21,364,967    $   3,439,063     $   119,864,486
Benefits and expenses                                       88,003,140         51,180,813          974,531         140,158,484
                                                         -------------    ----------------  ---------------   -----------------
Segment Income (Loss)                                    $   7,057,315    $   (29,815,846)   $   2,464,532     $   (20,293,998)
                                                         =============    ================  ===============   =================
Total Assets                                             $ 605,018,193    $ 1,550,494,167    $ 140,795,231     $ 2,296,307,591
                                                         =============    ================  ===============   =================

THREE MONTHS ENDED JUNE 30, 2001 (AS RESTATED,
SEE NOTE 3)
----------------------------------------------

Revenues                                                 $  61,013,100    $    22,762,419    $   4,270,917     $    88,046,436
Benefits and expenses                                       53,635,950         17,591,040        1,513,117          72,740,106
                                                         -------------    ----------------  ---------------   -----------------
Segment Income                                           $   7,377,150    $     5,171,379    $   2,757,800     $    15,306,330
                                                         =============    ================  ===============   =================

Total Assets                                             $ 333,362,942    $ 1,630,980,947    $ 270,959,673     $ 2,235,303,562
                                                         =============    ================  ===============   =================

SIX MONTHS ENDED JUNE 30, 2002
------------------------------

Revenues                                                 $ 174,152,051    $    48,253,437    $   5,220,194     $   227,625,682
Benefits and expenses                                      159,949,356         75,173,120        2,363,574         237,486,050
                                                         -------------    ----------------  ---------------   -----------------
Segment Income (Loss)                                    $  14,202,695    $   (26,919,683)   $   2,856,620     $    (9,860,368)
                                                         =============    ================  ===============   =================

SIX MONTHS ENDED JUNE 30, 2001 (AS RESTATED,
SEE NOTE 3)
--------------------------------------------

Revenues                                                 $ 113,416,210    $    46,300,085    $   7,943,270     $   167,659,565
Benefits and expenses                                      101,904,938         34,967,083        3,030,376         139,902,397
                                                         -------------    ----------------  ---------------   -----------------
Segment Income before cumulative effect
  of change in accounting principle                         11,511,272         11,333,002        4,912,894          27,757,168
Cumulative effect of a change in accounting principle              -           (3,665,735)              -           (3,665,735)
                                                         -------------    ----------------  ---------------   -----------------
Net segment income                                       $  11,511,272    $     7,667,267    $   4,912,894     $    24,091,433
                                                         =============    ================  ===============   =================


7. ACCOUNTING STANDARDS

        In July 2001, the FASB issued Statement Number 141 -- Business Combinations and Statement Number 142 -- Goodwill and Intangible Assets. These statements changed how the Company accounts for business combinations and for purchased goodwill and other intangible assets that arise from these combinations. The Company adopted the new standards on January 1, 2002.

        The Standards require that all business combinations be accounted for using the purchase method and establish specific criteria for the recognition of intangible assets separately from goodwill. Under the standards, goodwill is no longer amortized but will be subject to an impairment test on at least an annual basis. At June 30, 2002 and December 31, 2001, Other assets included unamortized goodwill of $2.1 million. Goodwill amortization for the year ended December 31, 2001 was $116,000.

8. RELATED PARTY TRANSACTIONS

        During the fourth quarter of 2001, the Company recorded a charge of $33 million related to its largest annuity reinsurance contract. In the first quarter of 2002, the Company entered into an agreement with an affiliate of XL Capital, a related party, which provides up to $10,000,000 of protection against further losses related to this contract. The premium paid for this protection was $1.5 million. The affiliate of XL Capital has the right, up to the amount of any claims paid under the agreement, to be reimbursed from any proceeds the Company receives from its arbitration proceeding with the ceding company. In determining the additional write down of deferred acquisition costs on this annuity reinsurance contract


--------------------------------------------------------------------------------
of $24,796,000 during the second quarter of 2002, the Company anticipated $10,000,000 of reinsurance recoveries from the affiliate of XL Capital.

        Also in the first quarter of 2002, the Company purchased an aggregate catastrophe excess of loss cover from an affiliate of XL Capital providing protection from a single event, excluding acts of terrorism, causing a claim for more than five policyholders. The premium for this coverage was $1,000,000.

9. RESTRICTED STOCK

        In 2002, the Company adopted a restricted stock incentive compensation program. Under the program, 133,500 shares of restricted stock, which vest on the third anniversary of the grant date, were awarded to management. The fair value of the restricted stock on the date of award and assuming all shares vest was $2,165,000, which is reflected in the Company's balance sheet as common stock and paid in capital. The fair value of this grant is being amortized on a straight line basis over the three year vesting period. The unamortized balance of the grant is reflected in the balance sheet as restricted stock.

10. CONTINGENCIES

        During the second quarter of 2002, the Company served written notice of arbitration in connection with two life reinsurance agreements. The Company is seeking monetary damages and/or equitable relief from the ceding companies based upon its contention that, in the case of the first ceding company, it failed to disclose material facts, known to it, about the block of business being reinsured when that business was underwritten, and in the second case, the ceding company is unable to segregate from its records business that is properly covered under the reinsurance agreement. No assurance can be given that a monetary recovery will occur or equitable relief will be granted.

        The Company has unsecured letters of credit of approximately $89 million with Citibank, N.A. that have been posted as security to allow certain of the Company's ceding companies to take credit on their statutory financial statements for reinsurance obtained from the Company. In August of 2002, Citibank notified the Company that the bank was reducing its aggregate exposure to unsecured letters of credit. As a result, Citibank has requested that unsecured letters of credit it has issued on behalf of the Company be secured by October 31, 2002. Consequently, the Company is currently seeking to raise capital that will fund its collateral requirements for its ceding companies, which would eliminate the need for unsecured letters of credit from Citibank, but no assurance can be given that the Company will be able to do so. If the Company is unable to raise additional capital, it would be required to retrocede a portion of its business to another reinsurer in order to effectively relieve itself of the obligation to post collateral to its ceding companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Annuity and Life Re (Holdings), Ltd. was incorporated on December 2, 1997 under the laws of Bermuda. We provide annuity and life reinsurance to select insurers and reinsurers through our wholly-owned subsidiaries: Annuity and Life Reassurance, Ltd., which is licensed under the insurance laws of Bermuda as a long-term insurer; and Annuity and Life Re America, Inc., an insurance holding company based in the United States, and its subsidiary, Annuity and Life Reassurance America, Inc., a life insurance company authorized to conduct business in over 40 states of the United States and the District of Columbia. We acquired Annuity and Life Reassurance America on June 1, 2000.

CRITICAL ACCOUNTING POLICIES

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require our management to make estimates and assumptions that affect the amounts of our assets, liabilities, stockholders' equity and net income. We believe that the following critical accounting policies, as well as those set forth in our Form 10-K for the year ended December 31, 2001, detail the more significant estimates and assumptions used in the preparation of our consolidated financial statements.

        In preparing our financial statements, we make assumptions about our proportionate share of future investment income that will be earned from the investment of premiums received from underlying policyholders by our ceding companies and about future rates of lapse of policies underlying our annuity reinsurance contracts when estimating future gross profits arising from such contracts. These assumptions have a direct impact on the amount of estimated future gross profits arising from these annuity reinsurance contracts and, therefore, on the recoverability of the deferred acquisition costs carried on our balance sheet for these contracts. While these estimates are based upon a projection of our historical experience and information provided to us by our cedents, actual results have in the past and in the future could differ materially from our estimates. Such differences could be material to our future results. If our assumptions for investment returns prove to be inaccurate, or if lapse rates exceed our assumptions, we may be required to record additional charges which would adversely impact future earnings.

        Certain of our modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 - Accounting for Derivative Instruments and Hedging Activities. We have identified an embedded derivative, similar to a total return swap arrangement, within our Funds withheld receivable asset that we record in connection with these agreements. The valuation of these embedded derivatives requires complex cash flow modeling that uses various assumptions regarding future cash flows under these contracts. The net fair value of these derivatives is classified as part of our Funds withheld asset, and unrealized changes in value are reported in net income as Net change in fair value of embedded derivatives. In addition to the change in the fair value of these embedded derivatives being reported as a component of net income, they also affect expected future profits utilized in determining the amortization of deferred acquisition costs. While we believe these estimates of future cash flows and other assumptions in our models were reasonable when made, the assumptions used are subjective and may require adjustment in the future. Therefore, actual results could differ materially from our estimates. Such differences could be material to our future results. We do not bifurcate and separately account for the embedded derivatives contained in our largest annuity reinsurance agreement because we acquired that agreement prior to the transition date elected by us under FAS 133, as amended by FAS 137. Because of the nature of the assets underlying this contract, which are roughly 70% convertible bonds, the bifurcation and separate accounting for the embedded derivatives contained in this contract would add significant volatility to our reported results.

        If actual events differ significantly from the underlying estimates and assumptions used by management in the application of our accounting policies, there could be a material adverse effect on our results of operations and financial condition.

OPERATING RESULTS

        Net Income. For the three months ended June 30, 2002, we had a net loss of $(20,294,000) or $(0.79) per basic and fully diluted common share, as compared with net income of $15,306,000 or $0.60 per basic common share and $0.54 per common share on a fully diluted basis for the three months ended June 30, 2001. For the six months ended June 30, 2002, we had a net loss of $(9,860,000) or $(0.38) per basic and fully diluted common share, as compared with net income of

--------------------------------------------------------------------------------

$24,091,000 or $0.94 per basic common share and $0.86 per common share on a fully diluted basis for the six month period ended June 30, 2001. The decline in net income for both periods was principally the result of a $24,796,000 write down of deferred acquisition costs associated with our largest annuity reinsurance contract, compared to $6,000,000 of income realized on the same contract during the six months ended June 30, 2001, and unrealized losses on our embedded derivatives. The write down was based on our estimate of the impact of future minimum interest guarantee payments on profits arising from this contract. For a more detailed discussion of the assumptions we made when determining the amount of this write off of deferred acquisition costs, see "-Segment Reporting - Annuity Segment." This charge and the unrealized losses on our embedded derivatives were partially offset by continued growth in net income of our life insurance business. As discussed elsewhere in this report, we have begun to apply FAS 133 - Accounting for Derivative Instruments and Hedging Activities, and the cumulative effect of the change in accounting principle as of January 1, 2001 was a loss of $(3,666,000) or $(0.14) per basic common share and $(0.13) per common share on a fully diluted basis, which is reflected in our net income for the six month period ended June 30, 2001.

        Net Operating Income. In addition to net income, we report net operating income. This is not a substitute for net income computed in accordance with accounting principles generally accepted in the United States of America (U.S.
GAAP), but is an important measure used by management, investors and others to measure our results. We define net operating income as net income excluding realized gains and losses from the sale of investments managed by us and also excluding embedded derivative gains and losses (net of their effect on the amortization of deferred acquisition costs) associated with certain of our annuity reinsurance agreements. Our definition of net operating income may differ from that used by other public life and annuity companies.

         For the three and six month periods ended June 30, 2002, net operating income declined significantly from the comparable prior periods, primarily as a result of the $24,796,000 write down of deferred acquisition costs associated with our largest annuity reinsurance contract, compared to $6,000,000 of income realized on the same contract during the six months ended June 30, 2001. Net operating loss for the three month period ended June 30, 2002 was $(16,469,000), compared with net operating income of $12,881,000 for the three months ended June 30, 2001. Our net operating loss for the six months ended June 30, 2002 was $(7,902,000), compared with net operating income of $24,571,000 for the six months ended June 30, 2001. The net operating losses for the three and six month periods ended June 30, 2002 were partially offset by growth in the operating income of our life insurance business.

        Net Premiums. Net premium revenue for the three and six month periods ended June 30, 2002 was $92,066,000 and $170,073,000, an increase of 49% and
48%, respectively, over the net premium revenue reported for the three and six month periods ended June 30, 2001. Substantially all the premium revenue was derived from traditional ordinary life reinsurance developed directly and through the use of intermediaries. The growth in premium revenue reflects the level of new business written and the increase in the face amount of insurance in force. At June 30, 2002, the total face amount of life insurance in force was $137 billion compared with approximately $91 billion at June 30, 2001, a 51% increase. New business writings and premium levels are significantly influenced by the seasonal nature of the life reinsurance marketplace and by large transactions and therefore can fluctuate from period to period.

        As discussed in "-Liquidity and Capital Resources," the recent downgrade of our financial strength ratings by three nationally recognized ratings agencies, together with the request of one of our letter of credit providers that we secure approximately $89.0 million of outstanding unsecured letters of credit and our general need to satisfy the collateral requirements of our ceding companies, will require us to raise additional capital. If we are unable to raise such additional capital, our ability to write new business will be limited and the historical growth rates we have achieved since commencing operations in 1998 will likely not be achieved in future periods. There can be no assurance that we will be able to raise additional capital on terms acceptable to us that will allow us to maintain our current book of business or to grow that business in the future.

        Net Investment Income. Total net investment income for the three and six month periods ended June 30, 2002 was $26,367,000 and $50,956,000, as compared with $19,605,000 and $42,695,000, respectively, for the three and six month periods ended June 30, 2001. The increases in investment income are primarily due to investment income on the deposit of $137,000,000 from a third party reinsurer during the fourth quarter of 2001 that is used to fund collateral requirements of our ceding companies. Our proportionate share of the investment income earned on our Funds withheld asset for the three and six month periods ended June 30, 2002 was $19,175,000 and $37,723,000, as compared to $14,564,000 and $32,614,000 for the comparable prior periods. The average yield earned on our invested assets, excluding Funds withheld managed by our ceding companies, for the six month period ended June 30, 2002 was approximately 6.0%, as compared with 6.36% for the six months ended June 30, 2001. The decline in yield reflects our higher than normal commitment to cash during the first six months of 2002 as a result of receiving the $137,000,000 deposit late in the fourth quarter of 2001, and a generally lower interest rate environment.

        Realized Investment Gains. Realized investment gains for the three month periods ended June 30, 2002 and 2001 were $1,838,000 and $321,000, respectively. For the six month periods ended June 30, 2002 and 2001, realized investment gains were $1,516,000 and $346,000, respectively. These gains result from normal management of our investment portfolio intended to improve performance and increase future operating income. We do not consider realized gains and losses resulting from sales of our invested assets to be recurring components of earnings. We make decisions concerning the sales of our invested assets based on a variety of market, business and other factors.

        During the six month period ended June 30, 2002, unrealized gains were $1,337,000 as compared with unrealized gains of $1,565,000 during the six month period ended June 30, 2001. Unrealized gains (losses) are principally related to changes in the general level of interest rates during those periods.

        Net Change in the Fair Value of Embedded Derivatives. Embedded derivative gains and losses represent changes in the value of embedded derivatives hosted by certain of our annuity reinsurance contracts. These unrealized gains and losses result primarily from credit risk related changes in market value of assets underlying certain of our fixed annuity reinsurance contracts, changes in expected future cash flows and, to a lesser extent, changes in interest rates. The embedded derivative gain or loss is computed by comparing the market value change of the underlying assets to the change in a notional portfolio with no credit risk. For the three and six month periods ended June 30, 2002, the change in fair value of our embedded derivatives was an unrealized loss of $(6,567,000) and $(4,977,000), respectively. For the three and six month periods ended June 30, 2001, we had unrealized gains of $1,847,000 and $1,698,000, respectively. The unrealized losses during the three and six month periods ended June 30, 2002 were primarily the result of credit defaults and credit spreads widening in the telecommunications and energy sectors, which trends have continued into the third quarter of 2002. The unrealized gain during the three and six month periods ended June 30, 2001 were related to repositioning of assets to increase spreads and shorten durations.

        Surrender Fees and Other Revenue. Surrender fees and other revenue for the three month and six month periods ended June 30, 2002 was $6,161,000 and $10,057,000, respectively, as compared with $4,645,000 and $7,778,000, respectively, for the three and six month periods ended June 30, 2001. This income is primarily derived from net surrender fees related to our Interest sensitive contract liabilities. This increase in revenue is primarily due to increases in surrender and withdrawal levels during the three and six month periods ended June 30, 2002, as compared with the three and six month periods ended June 30, 2001.

        Claims and Policy Benefits. Claims and policy benefits for the three month periods ended June 30, 2002 and 2001 were $74,443,000 and $45,201,000, or
81% and 73%, respectively, of net premium. For the six months ended June 30, 2002 and 2001, claims and policy benefits were $133,259,000 and $86,826,000, or 78% and 75% of net premiums, respectively. Aggregate experience for the six months ended June 30, 2002, excluding two underperforming life reinsurance contracts, was within pricing parameters. We are currently in arbitration on the two life reinsurance contracts that have generated mortality experience beyond our pricing parameters. If we are unable to rescind, recapture, reprice, or otherwise restructure these agreements, we may incur additional losses on these contracts in future periods. Although we expect mortality to be fairly constant over long periods of time, it will fluctuate from period to period. Reserves for future policy benefits are determined by claims reported from ceding companies, our aggregate experience, seasonal claim patterns and overall mortality trends.

        Interest Credited to Interest Sensitive Contracts Liabilities. Interest credited to Interest sensitive contracts liabilities, which are liabilities we assume under certain annuity reinsurance agreements, for the three and six month periods ended June 30, 2002 was $20,948,000 and $38,871,000, respectively, as compared with $4,497,000 and $11,189,000, for the three and six month periods ended June 30, 2001. These increases reflect the level of our Interest sensitive contracts liabilities and are related to income earned on the related Funds withheld at interest and minimum interest guarantee payments. The income earned on the Funds withheld at interest for the three and six month periods ended June 30, 2002 was $19,175,000 and $37,723,000, respectively, and $14,564,000 and
$32,614,000, respectively, for the comparable prior periods.

        Policy Acquisition and Other Insurance Expenses. Policy acquisition and other insurance expenses, consisting primarily of allowances and amortization of deferred policy acquisition costs, for the three and six month periods ended June 30, 2002 were $40,572,000 and $56,208,000, respectively, and $20,352,000 and $36,533,000, respectively, for the comparable prior periods. The significant increase in the second quarter of 2002 was caused by the write down of $24,796,000 of deferred acquisition costs associated with our largest annuity reinsurance contract. The increase in these costs also reflects the growth and development of our life business. Generally, policy acquisition costs and other insurance expenses fluctuate with business volume and changes in product mix.

        Collateral Costs. Collateral costs comprise fees charged by a third party reinsurer to provide cash deposits to us. These deposits are used to fund excess statutory reserve requirements of our clients and are recorded on our consolidated balance sheet as a deposit liability. These costs were $2,349,000 in the first six months of 2002. Because the collateral funding facility was not in place until the fourth quarter of 2001, no costs were incurred in the first six months of 2001.

        Operating Expenses. Operating expenses for the three month period ended June 30, 2002 were $3,142,000 or 2.8% of total revenue (excluding the net change in fair value of embedded derivatives), as compared to $2,689,000 or 3.0% of total revenue (excluding the net change in fair value of embedded derivatives) for the comparable prior period. Operating expenses for the six month period ended June 30, 2002 were $6,800,000 or 3.0% of total revenue (excluding the net change in fair value of embedded derivatives), as compared to $5,354,000 or 3.2% of total revenue (excluding the net change in fair value of embedded derivatives) for the comparable prior period. We have incurred a higher than normal level of legal expenses during the first six months of 2002 related to a shelf registration statement we filed with the Securities and Exchange Commission relating to the offering in one or more transactions on a delayed basis of up to $200,000,000 of senior debt securities; however, we consider the operating expense level to be low by industry standards and to be in line with our plan to be a low cost provider.


--------------------------------------------------------------------------------

SEGMENT RESULTS

        During the first quarter of 2002, we began to separately track financial results of our life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in all products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk. In addition, as discussed in Note 3 to our unaudited consolidated financial statements, certain of our modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 - Accounting for Derivative Instruments and Hedging Activities. The change in the fair value of these embedded derivatives is included in the annuity segment. Both the life and annuity segments have specific assets, liabilities, stockholders' equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders' equity not yet deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in our portfolio and investment income on undeployed invested assets. Operating expenses are allocated to the segments proportionately based upon the amount of stockholders' equity deployed to the segment. We believe that investors and management, will better understand our profitability, risk profile and capital deployment through this change.

        Life Segment. Our life segment is our largest segment as measured by profitability. For the three months ended June 30, 2002, segment income fell 4% to $7,057,000 from $7,377,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, segment income grew 23% to $14,203,000 from $11,511,000 for the six months ended June 30, 2001. Revenues grew 56% to $95,060,000 from $61,013,000 in the three months ended June 30, 2001, and 54% to $174,152,000 from $113,416,000 for the six months ended June 30, 2001. Our revenue growth was primarily driven by over 50% growth in life premiums. For both the three and six month periods ended June 30, 2002, the balance of the growth in revenue was derived from investment income earned on funds deposited with us by a third party reinsurer that are used to fund collateral requirements of our clients.

        Premium growth in our life segment benefited materially from the availability to us of our collateral financing facility. We believe that this facility, which provides us with funds to secure a substantial portion of our obligations to cedents, is unique in the life reinsurance industry and, if additional funds will be available to us under this facility, may provide us with a competitive advantage. However, this reinsurer may in the future provide a similar facility to one or more of our competitors, which could have an adverse impact on our new business growth.

        Segment policy benefits and expenses grew 64% to $88,003,000 from $53,636,000 in the second quarter of 2001, and 57% to $159,949,000 from
$101,905,000 for the six months ended June 30, 2001. Both increases reflect the increase in premium volume and face amount of insurance inforce. Segment benefits and expenses for the three and six month periods ended June 30, 2002 include collateral costs of $1,053,000 and $2,349,000, respectively, associated with our collateral funding facility that were not present in comparable periods in 2001. Overall benefits and expenses, excluding the impact of two life reinsurance contracts currently in arbitration, were in line with our expectations.

        Our life segment continued to perform well with an operating margin of 7.4% and return on equity of 15.5% for the second quarter of 2002, as compared to 12.1% and 23.6%, respectively, for the second quarter of 2001.

        Annuity Segment. Our annuity segment contains the majority of our assets. While we expect this segment will be a small contributor to our net income, it contains significant volatility from two sources. First, under FAS 133, we must bifurcate and separately account for embedded derivatives in certain of our annuity reinsurance agreements. The change in the value of the embedded derivatives is reported in income every quarter. The change in the value of the embedded derivatives can be large and is driven by financial market conditions, most notably credit risk related changes. Second, our largest annuity reinsurance contract exhibits volatility based upon estimated exposure to minimum interest guarantees, which is in turn based on estimates of future investment performance and lapse experience. In 2001, we determined that this annuity reinsurance contract was in a loss position and wrote down a total of $44,200,000 of deferred acquisition costs. In 2002, we purchased $10,000,000 million of reinsurance from an affiliate of XL Capital, a related party, for a premium of $1,500,000 million, to provide an additional layer of protection. During the second quarter of 2002, due to poor financial market performance that did not meet our assumptions, we wrote down an additional $24,796,000 of deferred acquisition costs. In determining the amount of this additional write down of deferred acquisition costs on this annuity reinsurance contract, we anticipated $10,000,000 of reinsurance recoveries from the affiliate of XL Capital. This annuity reinsurance contract, which represents 57% of our annuity assets, is not expected to generate income going forward. In estimating these write downs, we were required to make estimates, including estimates of future lapse rates on the underlying business and future investment income on the assets supporting this business.

        In connection with our write down of deferred acquisition costs for 2001, we assumed that convertible bonds, which comprise 70% of the portfolio of invested assets managed by the ceding company under our largest annuity reinsurance contract, would produce an annual investment return of 10% for calendar year 2002, and 8% thereafter. The remainder of the portfolio of invested assets consists of traditional income assets, for which we assumed a 6% return for 2002 and thereafter. Consistent with our experience for 2001, we assumed annual policyholder lapse rates of 26% for 2002 and 21% for 2003.

        Although management believed that these estimates were reasonable when made, continuing poor equity market performance and slightly higher mortality rates during 2002 required us to revise our estimates of the impact of future minimum interest guarantee payments on profits arising from our largest annuity reinsurance contract, resulting in the additional $24,796,000 write off of deferred acquisition costs during the second quarter of 2002. In estimating the amount of this additional write off, we considered actual investment results achieved by the convertible bonds in the portfolio of invested assets for the first half of 2002, and assumed an annual investment return of 0% on convertible bonds for the remainder of 2002, with an 8% return assumed for 2003 and thereafter. Our assumptions for annual investment return on traditional fixed income securities included in the invested assets remains 6%. We also increased our assumptions regarding annual policyholder lapse rates to 28% for the second half of 2002 and 25% for 2003. While we believe that these estimates are more appropriate in light of today's market environment than those made in 2001, there can be no assurance that our estimates will prove to be accurate, and if they do not, we may be required to write down additional deferred acquisition costs or to recognize losses.

        Our annuity segment loss for the three months ended June 30, 2002 was $(29,816,000) compared with income of $5,171,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, our annuity segment loss was $(26,920,000) compared to income of $7,667,000 for the six months ended June 30, 2001. Net income for the six months ending June 30, 2001 includes a loss of $(3,666,000) from the cumulative effect of a change in accounting principle as of January 1, 2001 relating to the application of FAS 133 to our annuity reinsurance contracts. The decline in income was principally the result of a $24,796,000 write down of deferred acquisition costs on our largest annuity reinsurance contract, compared to $6,000,000 of income realized on the same contract during the six month period ended June 30, 2001. For the three and six month periods ended June 30, 2002, the change in fair value of our embedded derivatives (net of their related changes in deferred acquisition cost amortization) was an unrealized loss of $(5,663,000) and $(3,474,000), respectively. For the three and six month periods ended June 30, 2001, we had unrealized gains of $2,104,000 and $2,840,000, respectively, in the fair value of our embedded derivatives (net of their related changes in deferred acquisition cost amortization). These unrealized gains and losses represent changes in the value of embedded derivatives hosted by certain of our annuity reinsurance contracts. The unrealized loss during the three and six month periods ended June 30, 2002 were the result of credit defaults and credit spreads widening in the telecommunications and energy sectors, which trends have continued in the third quarter. The unrealized gain during the three and six month periods ended June 30, 2001 were related to repositioning the portfolio to increase spreads and shorten durations.

        Total revenue for our annuity segment declined 6.1% for the second quarter of 2002 to $21,365,000 from $22,762,000 in the second quarter of 2001. Revenue for the six months ended June 30, 2002 grew 4.0% to $48,253,000 from $46,300,000 for the six months ended June 30, 2001. These changes are primarily related to an increase in premiums collected and to a lesser extent from an increase in investment income and are reduced by the unrealized loss during the first and second quarters of 2002 on the embedded derivatives hosted by our annuity reinsurance contracts discussed above.

        Policy benefits and expenses for the annuity segment includes interest credited to policyholders, minimum interest guarantee payments, segment specific expenses and allocated expenses. These expenses grew to $51,181,000 for the three months ended June 30, 2002 compared to $17,591,000 for the three months ended June 30, 2001, and grew to $75,173,000 for the six months ended June 30, 2002 compared to $34,967,000 for the six months ended June 30, 2001. The primary components of these expenses are interest credited to policyholders and amortization of deferred acquisition costs. In the second quarter we wrote down $24,796,000 of deferred acquisition costs associated with our largest annuity reinsurance contract. The performance of the assets supporting the policyholder liabilities on this contract were not sufficient to meet the minimum guarantees to the policyholder or the assumptions we made when we wrote off deferred acquisition costs in the fourth quarter of 2001. In addition, interest credited increased as a result of a contract we wrote in late 2001, which had no expenses in the first half of 2001, and an increase in minimum interest guarantee payments on our largest annuity reinsurance contract.

        Our annuity line is not performing well due to our largest annuity contract. Return on equity for the second quarter of 2002 was negative compared to 27.1% for the second quarter of 2001. The decline in our second quarter 2002 return on equity reflects the write off of deferred acquisition costs.

        Corporate Segment. The corporate segment includes all capital gains and losses from our own portfolio, investment income on undeployed invested assets, and a proportionate share of operating expenses based upon how stockholders' equity is deployed to the life and annuity segments. As a result, the corporate segment, while small relative to our company as a whole, will likely have volatile results. Segment income declined 11% to $2,465,000 for the three months ended June 30, 2002 compared to $2,758,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002 segment income declined 42% to $2,857,000 from $4,913,000 for the six months ended June 30, 2001. Revenues declined by 20% to $3,439,000 for the three months ended June 30, 2002 compared to $4,271,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002 revenues declined 35% to $5,220,000 from $7,943,000 for the six months ended June 30, 2001. Both declines were primarily driven by the movement of stockholders' equity to the life segment in support of its growth. Realized capital gains of $1,838,000 and $1,516,000 for the three and six month periods ending June 30, 2002 compared to $321,000 and $346,000, respectively, for the comparable prior periods, slowed the rate of decline in corporate revenues for both periods.

        Benefits and expenses declined 36% to $975,000 for the three months ended June 30, 2002 compared to $1,513,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002 benefits and expenses declined 22% to $2,364,000 from $3,030,000 for the six months ended June 30, 2001. Both declines were driven by the deployment of stockholders' equity to the life segment.


--------------------------------------------------------------------------------

FINANCIAL CONDITION

Investments

        Cash & Fixed Maturity Investments

        Invested assets, including cash and cash equivalents, amounted to $456,578,000 at June 30, 2002 as compared with $423,780,000 at December 31,
2001. At June 30, 2002 and December 31, 2001 net unrealized gains on invested assets were $7,756,000 and $6,418,000, respectively, and generally reflect the changes in interest rates during the first six months of 2002. At June 30, 2002, our invested assets had a weighted average credit quality of "AA."

        The Company's investment policy is designed to achieve above average risk adjusted returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity and match the cash flows of the portfolio to the required cash flows for the related liabilities.

        Funds Withheld at Interest -- Interest Sensitive Contracts Liabilities

        At June 30, 2002 and December 31, 2001 our Funds withheld receivables were $1,447,877,000 and $1,489,689,000, respectively. The receivables represent our share of the ceding companies' statutory reserves related to the policies underlying our annuity reinsurance agreements. The value of the ceding companies' statutory reserves, and consequently our Funds withheld receivable, is calculated with reference to the premiums received by our ceding companies with respect to the policies covered by our annuity reinsurance contracts, plus all interest credited on those premiums, less any amounts paid to policyholders upon surrender of such policies. We are allocated our proportionate share of the investment income and realized capital gains and losses from those invested premiums. The premiums paid to our ceding companies by underlying policyholders are held and managed by the ceding companies or investment managers appointed by the ceding companies. As a result, we do not directly influence the investment strategy or performance of the invested premiums. The liability for our share of the primary carrier's liability to its policyholders is included on our Balance Sheet as Interest sensitive contracts liabilities.

        At June 30, 2002, the premiums held and managed by our ceding companies were invested in convertible bonds and fixed income securities having a weighted average credit quality of "A" and a weighted average duration of 5.0 years. Also at June 30, 2001, 3.9% of the premiums held and managed by our ceding companies were invested in below investment grade securities, meaning the securities did not have a weighted average credit quality in one of the top four ratings categories assigned by commercial credit rating agencies. The average yield rate earned on the invested premiums held and managed by our ceding companies was approximately 5.14% for the six months ended June 30, 2002 compared with 4.70% for the year ended December 31, 2001.

        At June 30, 2002, approximately 41% of the premiums held and managed by our ceding companies were invested in convertible bonds, with the remaining 59% in fixed income securities. The value of convertible bonds is a function of their investment value (determined by yield in comparison with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and their conversion value (their worth, at market value, if converted into the underlying common stock). The investment value of convertible bonds is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline, and by the credit standing of the issuer and other factors. The conversion value of convertible bonds is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible bonds is governed principally by their investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible bonds will be increasingly influenced by their conversion value. Consequently, the value of convertible bonds may be influenced by changes in the equity markets, which have continued to decline since June 30, 2002.

Liquidity and Capital Resources

        Our liquidity and capital resources are a measure of our overall financial strength and our ability to generate cash flows from our operations to meet operating and growth needs. Our principal sources of funds are premiums received, net investment income, proceeds from investments called, redeemed or sold, funds drawn from our collateral funding facility, and cash and short term investments. The principal obligations and uses of the funds are the payment of policy benefits, the posting of collateral so that our ceding companies can take credit on their statutory financial statements for reinsurance obtained from us, acquisition and operating expenses and the purchase of investments.

        For the six month period ended June 30, 2002 we generated $18,396,000 from our operating activities as compared with $14,326,000 from our operating activities for the six months ended June 30, 2001. This change is primarily related to the development of our life insurance segment. At June 30, 2002 our total capitalization was $393,991,000.

        As a Bermuda reinsurer we are required to post collateral for the statutory reserves ceded to us by U.S. based insurers and reinsurers. During 2001, we entered into a reinsurance agreement with a third party reinsurer to cede excess U.S. Statutory reserves (the amount by which the cedents U.S. Statutory reserves exceed our U.S. GAAP reserves for certain life insurance contracts subject to certain state statutory regulations known as Triple-X) to the reinsurer. Under the agreement, the reinsurer is obligated to fund the collateral requirements associated with these excess U.S. Statutory reserves by making cash deposits with us. Because this agreement does not qualify for reinsurance accounting under U.S. GAAP, amounts received by us under the agreement are classified on our balance sheet as a deposit liability due to a third party reinsurer. As of June 30, 2002, we had received deposits of $147 million from the reinsurer. The reinsurer has the right to terminate the agreement with 180 days notice, which would require us to return all deposits. Absent a termination by the reinsurer or by us, the agreement will terminate and all deposits received by us will be returned on the fifth anniversary of the agreement unless it is extended by the parties. As part of this contract we deposited $41 million with the reinsurer, which is included in Deposits and other reinsurance receivables. We receive the benefit of investment income from the investment of the funds received by us and our deposit with the reinsurer and pay the third party reinsurer certain fees associated with the contract. These fees, in part, are determined by the amount of deposits received by us. For the first six months of 2002 these fees were $2,349,000 and are recorded as Collateral costs in our Statement of Operations.

        On March 1, 2002, we filed a shelf registration statement on Form S-3 to register under the Securities Act of 1933 $200,000,000 of senior debt to be sold in one or more transactions on a delayed basis. We may issue some or all of this debt in the future. This debt, if and when issued, would be used for general corporate purposes, including capital contributions to our operating subsidiaries, and to fund collateral requirements of our cedents. In the future, we may issue additional debt or other forms of capital to assist in meeting our liquidity and capital needs, including funding the collateralization needs of our cedents. During 2001, our Board of Directors approved a share repurchase program of up to $25,000,000 of our common shares. While our Board has given us the flexibility to repurchase our common shares in the future if market conditions so dictate, at the present time we anticipate utilizing this capital to support our business growth.

        At June 30, 2002 and December 31, 2001, letters of credit totaling $189 million and $197 million, respectively, issued in the ordinary course of our business had been issued by our bankers in favor of certain ceding insurance companies to provide security and meet regulatory requirements. At June 30, 2002 and December 31, 2001 letters of credit totaling $96 million and $101 million, respectively, were fully collateralized by our investments. We also have unsecured letters of credit of approximately $89 million with Citibank, N.A. that have been posted as security to allow certain of our ceding companies to take credit on their statutory financial statements for reinsurance obtained from us. In August of 2002, Citibank notified us that the bank was reducing its aggregate exposure to unsecured letters of credit. As a result, Citibank has requested that unsecured letters of credit it has issued on our behalf be secured by October 31, 2002. Consequently, we are currently seeking to raise capital that will fund our collateral requirements for our ceding companies, which would eliminate the need for unsecured letters of credit from Citibank, but no assurance can be given that we will be able to do so. If we are unable to raise additional capital, we would be required to retrocede a portion of our business to another reinsurer in order to effectively relieve us of our obligation to post collateral to our ceding companies.

        At June 30, 2002 and December 31, 2001 investments of $294 million and $272 million, respectively, were held in trust for the benefit of certain ceding insurance companies to provide security and to meet regulatory requirements.

        On April 25, 2002 our Board of Directors declared a quarterly dividend of $.05 per share payable to shareholders of record on May 17, 2002. The Board of Directors intends to continue to declare and payout of earnings a quarterly dividend. The continued payment of dividends is dependent on the ability of our operating subsidiaries to achieve satisfactory underwriting and investment results and other factors determined to be relevant by our Board of Directors.

--------------------------------------------------------------------------------

        During July 2002, following our announcement of our intention to write down deferred acquisition costs on our largest annuity reinsurance contract, three rating agencies reduced the financial strength ratings of each of our operating subsidiaries. A.M. Best reduced the financial strength ratings of each of our operating subsidiaries from "A" to "A-" and has announced that it is reviewing these ratings and may change them downward. Standard & Poor's has also reduced the financial strength ratings of each of our operating subsidiaries from "A" to "A-" and has announced that the outlook on these ratings is negative. Each of our operating subsidiaries' financial strength ratings has also been reduced from "A" to "A-" by Fitch Ratings. Fitch Ratings has also announced that these ratings are under review and may change downward. These downgrades in our ratings, together with Citibank's request that we secure our outstanding unsecured letters of credit and our general need to satisfy the collateral requirements of our ceding companies, will require us to raise additional capital. If we are unable to raise such additional capital, our ability to write new business will be limited and the historical growth rates we have achieved since commencing operations in 1998 will likely not be achieved in future periods. There can be no assurance that we will be able to raise additional capital on terms that are acceptable to us that will allow us to maintain our current book of business or grow that business in the future.

        The Company has no material commitments for capital expenditures as of June 30, 2002.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

        The Company and its representatives may from time to time make written or oral forward-looking statements, including those contained in the foregoing Management's Discussion and Analysis. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying certain important factors which could cause the Company's actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of the Company. The factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the Company's ability to attract and retain clients; a decline in the Company's financial ratings; the competitive environment; the Company's ability to underwrite business; changes in mortality, morbidity and claims experience; the Company's success in managing its investments; changes in market conditions, including changes in interest rate levels; the ability of the Company's cedents to manage successfully assets they hold on the Company's behalf; unanticipated withdrawal or surrender activity; the impact of recent and possible future terrorist attacks and the U.S. government's response thereto; the loss of a key executive; regulatory changes (such as changes in U.S. tax law and insurance regulation); and a prolonged economic downturn. Further information about these and other factors may be found in our Form 10-K for the year ended December 31, 2001. The Company cautions that the foregoing list of important factors is not intended to be, and is not, exhaustive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes since December 31, 2001 with respect to our market risk exposure described in our Annual Report on Form 10-K for the year ended December 31, 2001. Please refer to "Item 7A: Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K. However, as discussed in Notes 1 and 3 to the Unaudited Consolidated Financial Statements, we are in the process of restating our financial statements for the fiscal year ended December 31, 2001 to implement FAS 133 - Accounting for Derivative Instruments and Hedging Activities effective in the first quarter of 2001 and will amend Item 7A accordingly. As a result, we have described below additional exposure to market risk as of December 31, 2001.

         Certain of our modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133. We have identified an embedded derivative, similar to a total return swap arrangement, within our Funds withheld receivable asset that we record in connection with these agreements. The valuation of these embedded derivatives requires complex cash flow modeling and assumptions, most notably with respect to expected future cash flows. The net fair value of these embedded derivatives is classified on our Balance Sheet as a component of our Funds withheld asset. Changes in the fair value of these embedded derivatives are reported in net income as Net change in fair value of embedded derivatives. While we believe these estimates of future cash flows and other assumptions in our models were reasonable when made, the assumptions used are subjective and may require adjustment in the future.

        The methodology we use to determine the fair value of the embedded derivatives in our annuity reinsurance agreements that require bifurcation and separate accounting under FAS 133 is to determine the value of the host contract (notional asset) based upon expected future cash flows under the annuity contracts. The fair value of the embedded derivative will be the market value of the actual assets less the fair value of the notional asset. The change in fair value of the embedded derivative is influenced by changes in credit risk, interest rate changes, yield curve shifts and changes in expected future cash flows under the annuity contracts.

        The net impact on our embedded derivatives of a 50 basis point increase or decrease in interest rates as a result of duration mismatching is a gain or loss on the embedded derivative of approximately $263,000. The duration of the actual assets is approximately 6.1 years and the duration of the notional asset is approximately 6.2 years. As a result, we believe the impact of interest rate movements on the embedded derivative will be small.

        The net impact on our embedded derivatives of a 20 basis point increase or decrease in credit spreads is a loss or gain on the embedded derivative of approximately $3.8 million. The average credit quality of the actual assets is "A-." The swap rate curves utilized by us to value the notional asset are developed from a basket of financial institutions, which we believe approximates the average credit quality of the actual assets. These swap rate curves reflect changes in general market conditions. Because the average credit quality of the actual assets is believed to be reasonably close to the average credit quality of the entities comprising the swap rate curve, we believe it is unlikely that credit spreads would increase or decrease by 20 basis points without a corresponding effect on the swap rate curve. Based upon our regression analysis, we assume a 20 basis point movement in spreads on the actual assets causes a 10 basis point parallel movement in the swap rate curve.

        The table below shows the change in the fair value of our embedded derivatives by quarter for 2001.

                                               Change in Embedded Derivative          Embedded Derivative
                                                           Value                         at Fair Value
                                              -------------------------------    -------------------------------
       Cumulative Effect                      $              (3,665,735)        $           (3,665,735)
       First Quarter 2001                     $                (148,927)        $           (3,814,662)
       Second Quarter 2001                    $               1,846,981         $           (1,967,681)
       Third Quarter 2001                     $              (5,265,396)        $           (7,233,077)
       Fourth Quarter 2001                    $               8,596,369         $            1,363,292
       First Quarter 2002                     $               1,590,098         $            2,953,390

We implemented FAS 133 effective as of the first quarter of 2001 and, consequently, there is no comparative information for 2000.

        There have been no material changes since December 31, 2001 with respect to our market risk exposures described above.

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In May 2002, we served written notice of arbitration in connection with two life reinsurance agreements. We are seeking monetary damages and/or equitable relief from the ceding companies based upon our contention that, in the case of the first ceding company, they failed to disclose material facts, known to them, about the block of business being reinsured when it was underwritten, and in the second case, the ceding company is unable to segregate from its records business that is properly covered under the reinsurance agreement. No assurance can be given that monetary recovery or equitable relief will occur.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of the Company was held on April 25, 2002. The following matters were voted upon at the Annual Meeting, and received the votes set forth below:

            (a) All of the following persons were elected to serve as directors and received the number of votes set forth opposite their respective name:

                                                         FOR                 WITHHELD
     Lee M. Gammill Jr.                              14,462,415                3,875
     Frederick S. Hammer                             14,462,415                3,875
     Jon W. Yoskin II                                14,462,415                3,875

            (b) A proposal to amend the Company's Bye-Laws to include an exception to certain transfer restrictions included in the Bye-Laws for trades executed on the New York Stock Exchange was approved and received 14,462,215 votes FOR and 1,950 votes AGAINST, with 2,125 abstentions and broker non-votes.

            (c) A proposal to appoint KPMG as independent accountants for the Company for the 2002 fiscal year was approved and received 14,463,680 votes FOR and 435 votes AGAINST, with 2,175 abstentions and broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits - None

        (b) Reports on Form 8-K - We did not file any Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 2002.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.


                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Annuity and Life Re (Holdings), Ltd.


Date:      August 15, 2002               / s / Lawrence S. Doyle
                                         ------------------------------
                                   Name:     Lawrence S. Doyle
                                   Title:    President and Chief Executive Officer
                                             (Principal Executive Officer)



Date:      August 15, 2002               / s / John F. Burke
                                         --------------------------------
                                   Name:     John F. Burke
                                   title:    Chief Financial Officer
                                             (Principal Accounting and Financial Officer)



--------------------------------------------------------------------------------