Form 10-Q
period 2002-09-30
ANNUITY & LIFE RE HOLDINGS LTD
filed 2002-11-27
CIK 1051628

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]     No [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act)  Yes [X]     No [ ]

     The number of the registrant's Common Shares (par value $1.00 per share) outstanding as of November 5, 2002 was 26,106,328.

     THIS FILING INCLUDES UNAUDITED FINANCIAL STATEMENTS THAT HAVE NOT BEEN REVIEWED BY OUR AUDITORS IN ACCORDANCE WITH RULE 10-01(D) OF REGULATION S-X PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION. SEE "STATEMENT REGARDING REVIEW OF FINANCIAL STATEMENTS" ON PAGE 2 OF THIS REPORT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                                                                        PAGE
                                                                        ----
                       PART I -- FINANCIAL INFORMATION
         Statement Regarding Review of Financial Statements..........     1
ITEM 1.  Unaudited Consolidated Financial Statements
         Consolidated Balance Sheets
         September 30, 2002 and December 31, 2001 (as restated)......     2
         Consolidated Statements of Operations
         Three and Nine Months ended September 30, 2002 and 2001 (as
         restated)...................................................     3
         Consolidated Statements of Comprehensive Income
         Three and Nine Months ended September 30, 2002 and 2001 (as
         restated)...................................................     4
         Consolidated Statements of Cash Flows
         Nine Months ended September 30, 2002 and 2001 (as
         restated)...................................................     5
         Consolidated Statements of Changes in Stockholders' Equity
         Nine Months ended September 30, 2002 and 2001 (as
         restated)...................................................     6
         Notes to Unaudited Consolidated Financial Statements........     7
ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    16
ITEM 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................    39
ITEM 4.  Controls and Procedures.....................................    39
                         PART II -- OTHER INFORMATION
ITEM 1.  Legal Proceedings...........................................    40
ITEM 2.  Changes in Securities and Use of Proceeds...................    40
ITEM 5.  Other Information...........................................    40
ITEM 6.  Exhibits and Reports on Form 8-K............................    41
Signatures...........................................................    42

                                     PART I

                             FINANCIAL INFORMATION

               STATEMENT REGARDING REVIEW OF FINANCIAL STATEMENTS

     As the Company reported in a Current Report on Form 8-K filed on November 19, 2002, as a result of discussions with the staff of the Securities and Exchange Commission (the "SEC") regarding certain matters related to the Company's previous public filings, the Company will restate its financial statements for the fiscal years ended December 31, 2000 and 2001. The Company will restate its financial statements for the fiscal year ended December 31, 2001 to reflect the bifurcation and separate accounting for embedded derivatives contained in certain of the Company's annuity reinsurance contracts in accordance with Statement of Financial Accounting Standards No.
133 -- Accounting for Derivative Instruments and Hedging Activities. In addition, the Company will reclassify the $19,500,000 reserve component of a $33,000,000 charge taken in the fourth quarter of 2001 in connection with minimum interest guarantees on the Company's largest annuity reinsurance contract as a reduction of the Company's carried balance for deferred acquisition costs. This reclassification will not change the Company's reported net loss for the year. Further, based on information now in the Company's possession, portions of the $33,000,000 charge will be allocated across certain prior periods. Similarly, the restatement of the Company's financial statements for the fiscal year ended December 31, 2000 will recognize certain minimum interest guarantee payments made during that year as an expense rather than as a reduction in interest sensitive contracts liabilities. The restatement of the Company's net income for the fiscal year ended December 31, 2000 is not expected to reduce reported net income for that fiscal year by more than three percent.

     Because the SEC's review of the Company's prior public filings is still pending, KPMG, the Company's independent auditor, is not able to complete its audit of the restated financial statements for the fiscal years ended December 31, 2000 or 2001, or its review of the financial statements contained in this report as of, and for the periods ended, September 30, 2002 and September 30, 2001 (as restated) until the Company has received further guidance from the SEC on certain matters. Accordingly, this filing includes unaudited financial statements for the periods ended September 30, 2002 and September 30, 2001 (as restated) that have not been reviewed in accordance with Rule 10-01(d) of Regulation S-X promulgated by the SEC, as well as restated financial information for the year ended December 31, 2001 that has not yet been subject to audit.

     If the SEC's or KPMG's reviews result in any material changes to the financial statements set forth herein, the Company will file an amended Quarterly Report on Form 10-Q. In addition, following the conclusion of KPMG's audit, the Company will amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as well as its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002.

     No certifications required by 18 U.S.C. Section 1350 or Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended, accompany this report. The Company intends to submit such certifications to the SEC upon completion of the review and audit described above.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                          CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED AND IN U.S. DOLLARS)

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                   2002             2001
                                                              --------------   --------------
                                                                               (AS RESTATED)
ASSETS
Cash and cash equivalents...................................  $  120,052,568   $  104,793,019
Fixed income investments at fair value (amortized cost of
  $338,889,854 and $312,420,719 at September 30, 2002 and
  December 31, 2001)........................................     355,160,595      318,987,432
Funds withheld at interest..................................   1,415,120,437    1,489,689,347
Accrued investment income...................................       4,063,797        4,897,063
Receivable for investments sold.............................      10,814,271           23,815
Receivable for reinsurance ceded............................      94,310,286       97,807,529
Deposits and other reinsurance receivables..................      81,851,829       76,139,222
Deferred policy acquisition costs...........................     228,089,222      209,074,192
Other assets................................................      11,195,455        9,360,971
                                                              --------------   --------------
     Total Assets...........................................  $2,320,658,460   $2,310,772,590
                                                              ==============   ==============
LIABILITIES
Reserves for future policy benefits.........................  $  280,915,909   $  221,865,755
Interest sensitive contracts liability......................   1,464,667,709    1,519,596,075
Other deposit liabilities...................................     147,000,000      137,000,000
Other reinsurance liabilities...............................      22,901,107       17,340,304
Payable for investments purchased...........................      10,194,428        2,030,516
Accounts payable and accrued expenses.......................      15,737,008       10,751,098
                                                              --------------   --------------
     Total Liabilities......................................  $1,941,416,161   $1,908,583,748
                                                              --------------   --------------
STOCKHOLDERS' EQUITY
Preferred shares (par value $1.00; 50,000,000 shares
  authorized; no shares outstanding)........................  $           --   $           --
Common shares (par value $1.00; 100,000,000 shares
  authorized; 26,106,328 and 25,705,328 shares outstanding
  at September 30, 2002 and December 31, 2001)..............      26,106,328       25,705,328
Additional paid-in capital..................................     335,334,932      332,447,062
Notes receivable from stock sales...........................      (1,603,076)      (1,317,259)
Restricted stock (367,625 shares at September 30, 2002).....      (2,747,526)              --
Accumulated other comprehensive income......................      16,091,693        6,418,469
Retained earnings...........................................       6,059,948       38,935,242
                                                              --------------   --------------
     Total Stockholders' Equity.............................  $  379,242,299   $  402,188,842
                                                              --------------   --------------
     Total Liabilities and Stockholders' Equity.............  $2,320,658,460   $2,310,772,590
                                                              ==============   ==============

     See accompanying Notes to Unaudited Consolidated Financial Statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (UNAUDITED AND IN U.S. DOLLARS)

                                        FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                       ----------------------------   -----------------------------
                                           2002           2001            2002            2001
                                       ------------   -------------   -------------   -------------
                                                      (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
Net premiums.........................  $ 84,934,401   $ 66,813,664    $255,007,035    $181,955,760
Investment income, net of related
  expenses...........................    31,127,396     24,239,602      82,083,855      66,934,606
Net realized investment gains........     9,297,351      1,078,933      10,813,315       1,425,183
Net change in fair value of embedded
  derivatives........................   (13,277,823)    (5,265,396)    (18,254,530)     (3,567,342)
Surrender fees and other revenues....       549,362      5,512,939      13,606,694      13,291,100
                                       ------------   ------------    ------------    ------------
     Total Revenues..................  $115,630,687   $ 92,379,742    $343,256,369    $260,039,307
                                       ------------   ------------    ------------    ------------
Benefits and expenses
Claim and policy benefits............  $ 91,381,831   $ 74,873,807    $224,640,576    $161,699,922
Interest credited to interest
  sensitive products.................    18,345,349     14,401,290      57,215,862      30,490,167
Policy acquisition costs and other
  insurance expenses.................    17,492,342     43,306,421      73,700,329      95,220,905
Collateral costs.....................     3,731,580             --       6,080,321              --
Operating expenses...................     3,826,602      2,478,698      10,626,666       7,832,813
                                       ------------   ------------    ------------    ------------
     Total Benefits and Expenses.....  $134,777,704   $135,060,216    $372,263,754    $295,243,807
                                       ------------   ------------    ------------    ------------
     Net loss before cumulative
       effect of a change in
       accounting principle..........  $(19,147,017)  $(42,680,474)   $(29,007,385)   $(35,205,400)
Cumulative effect of a change in
  accounting principle (note 3)......            --             --              --      (3,665,735)
                                       ------------   ------------    ------------    ------------
     Net (Loss)......................  $(19,147,017)  $(42,680,474)   $(29,007,385)   $(38,870,235)
                                       ============   ============    ============    ============
Net (loss) per common share before
  cumulative effect of a change in
  accounting principle:
  Basic..............................  $      (0.74)  $      (1.66)   $      (1.13)   $      (1.38)
  Diluted............................  $      (0.74)  $      (1.66)   $      (1.13)   $      (1.38)
Cumulative effect of a change in
  accounting principle
  Basic..............................  $         --   $         --    $         --    $      (0.14)
  Diluted............................  $         --   $         --    $         --    $      (0.14)
Net (loss)
  Basic..............................  $      (0.74)  $      (1.66)   $      (1.13)   $      (1.52)
  Diluted............................  $      (0.74)  $      (1.66)   $      (1.13)   $      (1.52)

     See accompanying Notes to Unaudited Consolidated Financial Statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        (UNAUDITED AND IN U.S. DOLLARS)

                                        FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                       ----------------------------   -----------------------------
                                           2002           2001            2002            2001
                                       ------------   -------------   -------------   -------------
                                                      (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
Net (loss) for the period............  $(19,147,017)  $(42,680,474)   $(29,007,385)   $(38,870,235)
Other comprehensive income:
Unrealized holding gains on
  securities arising during the
  period.............................    17,633,359      7,740,625      20,486,539       9,652,655
Less reclassification adjustment for
  realized gains in net income.......     9,297,351      1,078,933      10,813,315       1,425,183
                                       ------------   ------------    ------------    ------------
Other comprehensive income...........  $  8,336,008   $  6,661,692    $  9,673,224    $  8,227,472
                                       ------------   ------------    ------------    ------------
Total comprehensive (loss)...........  $(10,811,009)  $(36,018,782)   $(19,334,161)   $(30,642,763)
                                       ============   ============    ============    ============

     See accompanying Notes to Unaudited Consolidated Financial Statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED AND IN U.S. DOLLARS)

                                                                 FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                              -------------------------------
                                                                  2002              2001
                                                              -------------     -------------
                                                                                (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $ (29,007,385)    $ (38,870,235)
Adjustments to reconcile net income to cash provided by
  operating activities:
  Cumulative effect of a change in accounting principle.....             --         3,665,735
  Net realized investments (gains)..........................    (10,813,315)       (1,425,183)
  Net change in fair value of embedded derivatives..........     18,254,530         3,567,342
  Unrealized loss on interest rate swap.....................      2,005,000                --
  Amortization of restricted stock..........................        541,344                --
  Changes in:
     Accrued investment income..............................        833,266          (288,492)
     Deferred policy acquisition costs......................    (19,015,030)        4,114,995
     Deposits and other reinsurance receivables.............     (2,215,364)      (19,165,559)
     Other assets...........................................      1,834,484        (1,057,573)
     Reserves for future policy benefits....................     59,050,154        39,726,121
     Interest sensitive contracts, net of funds withheld....      1,386,015       (25,777,751)
     Other reinsurance liabilities..........................      5,560,803        35,146,924
     Accounts payable.......................................      2,980,910         3,329,510
                                                              -------------     -------------
     Net cash provided by operating activities..............  $  27,726,444     $   2,965,834
                                                              -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed maturity investments...........  $ 467,314,155     $ 186,398,746
Purchase of fixed maturity investments......................   (485,627,324)     (196,561,747)
                                                              -------------     -------------
     Net cash (used) by investing activities................  $ (18,313,169)    $ (10,163,001)
                                                              -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares..........................................  $          --     $   2,846,205
Interest accrued on notes receivable........................        (74,437)          (78,540)
Interest collected on notes receivable......................         38,620                --
Issuance of note receivable.................................       (250,000)               --
Dividends paid to stockholders..............................     (3,867,909)       (3,834,558)
Increase in deposit liability...............................     10,000,000                --
                                                              -------------     -------------
     Net cash provided (used) by financing activities.......  $   5,846,274     $  (1,066,893)
                                                              -------------     -------------
Increase (decrease) in cash and cash equivalents............  $  15,259,549     $  (8,264,060)
Cash and cash equivalents, beginning of period..............    104,793,019        52,691,974
                                                              -------------     -------------
Cash and cash equivalents, end of period....................  $ 120,052,568     $  44,427,914
                                                              =============     =============

     See accompanying Notes to Unaudited Consolidated Financial Statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (UNAUDITED AND IN U.S. DOLLARS)

                                                                FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                  2002             2001
                                                              ------------     -------------
                                                                               (AS RESTATED)
PREFERRED SHARES PAR VALUE $1.00
Balance at beginning and end of period......................  $         --     $         --
                                                              ------------     ------------
COMMON SHARES PAR VALUE $1.00
Balance at beginning of period..............................  $ 25,705,328     $ 25,499,999
Issuance of shares..........................................       401,000          185,829
                                                              ------------     ------------
Balance at end of period....................................  $ 26,106,328     $ 25,685,828
                                                              ------------     ------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period..............................  $332,447,062     $329,496,091
Issuance of shares..........................................     2,887,870        2,660,376
                                                              ------------     ------------
Balance at end of period....................................  $335,334,932     $332,156,467
                                                              ------------     ------------
NOTES RECEIVABLE FROM STOCK SALES
Balance at beginning of period..............................  $ (1,317,259)    $ (1,367,241)
Issuance of note receivable.................................      (250,000)              --
Interest collected on notes receivable......................        38,620               --
Accrued interest during period..............................       (74,437)         (78,540)
                                                              ------------     ------------
Balance at end of period....................................  $ (1,603,076)    $ (1,445,781)
                                                              ------------     ------------
Restricted stock
Balance at beginning of period..............................  $         --     $         --
Issuance of shares..........................................    (3,288,870)              --
Amortization of restricted stock............................       541,344               --
                                                              ------------     ------------
Balance at end of period....................................  $ (2,747,526)    $         --
                                                              ------------     ------------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of period..............................  $  6,418,469     $  2,064,971
Net unrealized gains (losses) on securities.................     9,673,224        8,227,472
                                                              ------------     ------------
Balance at end of period....................................  $ 16,091,693     $ 10,292,443
                                                              ------------     ------------
RETAINED EARNINGS
Balance at beginning of period..............................  $ 38,935,242     $ 84,636,497
Net (loss) income...........................................   (29,007,385)     (38,870,235)
Stockholder dividends.......................................    (3,867,909)      (3,834,558)
                                                              ------------     ------------
Balance at end of period....................................  $  6,059,948     $ 41,931,704
                                                              ------------     ------------
TOTAL STOCKHOLDERS' EQUITY..................................  $379,242,299     $408,620,661
                                                              ============     ============

     See accompanying Notes to Unaudited Consolidated Financial Statements

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  INFORMATION REGARDING THESE FINANCIAL STATEMENTS

     As a result of discussions with the Staff of the SEC, the Company will restate its financial statements for the fiscal years ended December 31, 2000 and 2001, as well as for the quarters ended March 31, 2002 and June 30, 2002. Because the SEC's review of the Company's prior public filings is still pending, the Company's independent auditors are not able to complete their audit of the restated financial statements for the fiscal years ended December 31, 2000 and 2001, or their review of the financial statements contained in this report for the periods ended September 30, 2002 and September 30, 2001 (as restated) until the Company has received further guidance from the SEC on certain matters. Accordingly, this filing includes unaudited financial statements for the periods ended September 30, 2002 and September 30, 2001 (as restated) that have not been reviewed in accordance with Rule 10-01 (d) of Regulation S-X promulgated by the SEC, as well as restated financial information for the fiscal year ended December 31, 2001 that has not yet been subject to audit.

2.  ORGANIZATION

     Annuity and Life Re (Holdings), Ltd. ("Holdings") was incorporated on December 2, 1997 under the laws of Bermuda. Holdings provides annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiaries:
Annuity and Life Reassurance, Ltd., which is licensed under the laws of Bermuda as a long term insurer; and Annuity and Life Re America, Inc., an insurance holding company based in the United States, and Annuity and Life Reassurance America, Inc., a life insurance company domiciled in the United States. Holdings, Annuity and Life Reassurance, Annuity and Life Re America and Annuity and Life Reassurance America are collectively referred to herein as the "Company."

3.  RESTATEMENT

     The Company is currently in the process of restating its financial statements for the fiscal year ended December 31, 2001 to reflect the application of Statement of Financial Accounting Standard 133 -- Accounting for Derivative Instruments and Hedging Activities, which requires the Company to bifurcate and separately account for embedded derivatives contained in certain of the Company's annuity reinsurance contracts. The Company is required to carry these embedded derivatives on its balance sheet at fair value and the unrealized changes in the value of these embedded derivatives are reflected in net income as Net change in fair value of embedded derivatives. The accumulated fair value of these embedded derivatives at January 1, 2001 was a loss of $3,665,735 and this has been accounted for as a cumulative effect of a change in accounting principle. The change in fair value of the Company's embedded derivatives during 2001 was a gain of $5,029,026. Additionally, an adjustment of $1,320,184 has been made in 2001 to increase the amortization of deferred acquisition costs to reflect the revised emergence of profits on the affected reinsurance agreements as a result of the change in fair value of the embedded derivatives. For the year ended December 31, 2001, the net impact on reported earnings was a $43,107 gain.

     The Company is also in the process of restating its financial statements for the fiscal year ended December 31, 2001 to reclassify the $19,500,000 reserve component of a $33,000,000 charge taken in the fourth quarter of 2001 in connection with minimum interest guarantees on the Company's largest annuity reinsurance contract. The Company had recorded this amount as an increase to its Interest sensitive contracts liability. In its restated financial statements for the fiscal year ended December 31, 2001, the Company will reclassify the $19,500,000 as a write down of deferred acquisition costs. The reclassification does not change the Company's reported net loss for the year; however, certain components of the Company's Consolidated Balance Sheet as of December 31, 2001 and Consolidated Statements of Operations for the year then ended will change as a result of this reclassification.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

     Further, based on information now available to the Company, the Company is also in the process of restating its financial statements for the fiscal years ended December 31, 2000 and 2001 to recognize approximately $2,800,000 and $13,500,000, respectively, of payments made during those years in connection with minimum interest guarantees on the Company's largest annuity reinsurance contract. The $13,500,000 of payments made in 2001 were included in the $33,000,000 charge taken in the fourth quarter of 2001. The Company originally recorded the full $13,500,000 expense in the fourth quarter of 2001 because that was the quarter in which the Company first received data that enabled it to estimate the amount of such payments accurately. As part of the restatement of the Company's financial statements for the fiscal year ended December 31, 2001, the $13,500,000 expense will be reallocated to the quarterly periods in that year in which the payments were made. Similarly, the Company will recognize the $2,800,000 of minimum interest guarantee payments made in 2000 as an expense rather than as a reduction in interest sensitive contracts liabilities. Certain components of the Company's Consolidated Balance Sheets as of December 31, 2000 and 2001 and Consolidated Statements of Operations for the years then ended will change as a result of this restatement.

     The following table summarizes the effect of these changes to the Company's previously issued financial statements for the fiscal year ended December 2001 and for the three and nine month periods ended September 2001:

                                                          EFFECT OF
                                         --------------------------------------------
                              AS                                            MINIMUM           AS
                           REPORTED        FAS 133     RECLASSIFICATION    GUARANTEE       RESTATED
                        --------------   -----------   ----------------   -----------   --------------
CONSOLIDATED BALANCE
  SHEET AT DECEMBER
  31, 2001
Funds withheld at
  interest............  $1,488,326,056   $ 1,363,291     $         --     $        --   $1,489,689,347
Deferred acquisition
  costs...............     229,894,376    (1,320,184)     (19,500,000)             --      209,074,192
Interest sensitive
  contracts
  liability...........   1,536,295,763            --      (19,500,000)      2,800,312    1,519,596,075
Stockholders'
  Equity..............     404,946,047        43,107               --      (2,800,312)     402,188,842

                                                           EFFECT OF
                                          --------------------------------------------
                                AS                                           MINIMUM          AS
                             REPORTED       FAS 133     RECLASSIFICATION    GUARANTEE      RESTATED
                           ------------   -----------   ----------------   -----------   ------------
CONSOLIDATED STATEMENTS
  OF OPERATIONS FOR THE
  YEAR ENDED DECEMBER 31,
  2001
Net change in fair value
  of embedded
  derivatives............  $         --   $ 5,029,027     $         --     $        --   $  5,029,027
Interest credited to
  interest sensitive
  products...............    68,758,418            --      (19,500,000)             --     49,258,418
Policy acquisition and
  other insurance
  expenses...............   105,045,520     1,320,184       19,500,000       1,914,853    127,780,557
Cumulative effect of a
  change in accounting
  principle..............            --    (3,665,735)              --              --     (3,665,735)
Net (Loss):..............   (38,709,686)       43,107               --      (1,914,853)   (40,581,432)

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                                                           EFFECT OF
                                          --------------------------------------------
                                AS                                           MINIMUM          AS
                             REPORTED       FAS 133     RECLASSIFICATION    GUARANTEE      RESTATED
                           ------------   -----------   ----------------   -----------   ------------
CONSOLIDATED STATEMENTS
  OF OPERATIONS FOR THE
  THREE MONTH PERIOD
  ENDED SEPTEMBER 30,
  2001
Net change in fair value
  of embedded
  derivatives............  $         --   $(5,265,396)       $  --         $        --   $ (5,265,396)
Interest credited to
  interest sensitive
  products...............    10,001,290            --           --           4,400,000     14,401,290
Policy acquisition and
  other insurance
  expenses...............    49,117,632      (269,009)          --          (5,542,202)    43,306,421
Net (Loss):..............   (38,826,289)   (4,996,387)          --           1,142,202    (42,680,474)

                                                           EFFECT OF
                                         ---------------------------------------------
                               AS                                           MINIMUM           AS
                            REPORTED       FAS 133     RECLASSIFICATION    GUARANTEE       RESTATED
                          ------------   -----------   ----------------   ------------   ------------
CONSOLIDATED STATEMENTS
  OF OPERATIONS FOR THE
  NINE MONTH PERIOD
  ENDED SEPTEMBER 30,
  2001
Net change in fair value
  of embedded
  derivatives...........  $         --   $(3,567,342)       $  --         $         --   $ (3,567,342)
Interest credited to
  interest sensitive
  products..............    21,190,167            --           --            9,300,000     30,490,167
Policy acquisition and
  other insurance
  expenses..............    86,792,637    (1,410,724)          --            9,838,992     95,220,905
Cumulative effect of a
  change in accounting
  principle.............            --    (3,665,735)          --                   --     (3,665,735)
Net (Loss):.............   (13,908,890)   (5,822,353)          --          (19,138,992)   (38,870,235)

4.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and, except as noted in Note 1 above, in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements. These consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 31, 2001. As discussed in Notes 1 and 3 above, the Company is in the process of restating its financial statements for the fiscal years ended December 31, 2000 and 2001. The Company plans to file an amended Form 10-K for the fiscal year ended December 31, 2001 as soon as its auditors have completed their audit of such restated financial statements. In addition to the accounting policies noted in the Company's Form 10-K for the fiscal year ended December 31, 2001, the Company notes the following:

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

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

     A portion of the Company's Funds withheld receivable asset contains embedded derivatives which require bifurcation and separate accounting under FAS 133 -- Accounting for Derivative Instruments and Hedging Activities, which the Company adopted as of January 1, 2001. The net fair value of these embedded derivatives is classified as part of the Company's Funds withheld asset on its balance sheet. The change in fair value of these embedded derivatives is recorded in the Company's statement of operations as Net change in fair value of embedded derivatives, which is a non cash item. The Company, with the assistance of outside advisors, has developed a cash flow model to arrive at an estimate of the fair value of these embedded derivatives that uses various assumptions regarding future cash flows under the affected annuity reinsurance contracts. While the Company has made an estimate of the fair value of these embedded derivatives using a model that the Company's believes to be appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, it is possible that the Company may modify its methodology. The Company does not bifurcate and separately account for the embedded derivatives contained in certain of the Company's contracts, including its annuity reinsurance agreement with Transamerica, because the Company acquired those agreements prior to the transition date elected by it under FAS 133, as amended by FAS 137.

  RESERVES FOR GUARANTEES ASSOCIATED WITH VARIABLE ANNUITY CONTRACTS

     The Company reinsures certain minimum guarantees associated with variable annuity contracts. These include guaranteed minimum death benefits, guaranteed minimum income benefits, and enhanced earnings benefits. The Company's accounting policy is to establish reserves for expected future claims based upon the long term view of expected losses over the life of the underlying policies, based upon the original pricing assumptions. The Company's reserving policy allows the Company to strengthen reserves if claim amounts or volume exceed what was anticipated in pricing. During the third quarter of 2002, we increased our reserves for minimum guarantees associated with variable annuities by approximately $7,760,000 as a result of increasing claim activity over recent quarters. The Company may be required to increase these reserves in future periods if claims activity continues at the current level or higher.

     The Accounting Standards Executive Committee (a committee of the American Institute of Certified Public Accountants) has issued a proposed Statement of Position that could set a new standard for accounting for Certain Nontraditional Long-Duration Contracts and for Separate Accounts that, if adopted, could require the Company to establish additional reserves for certain guarantees associated with variable annuity contracts. These reserve adjustments will likely be volatile because they are influenced by the performance of the financial markets. Had the Company followed these proposed standards, on December 31, 2001, no reserves would have been necessary, while on June 30, 2002, approximately $2 million of reserves would have been required. Given recent fluctuations in the financial markets, the reserve required under the proposed standard

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

would have risen to approximately $22 million by September 30, 2002, and then fallen to approximately $9 million by October 31, 2002. For all of the periods mentioned, the assumptions underlying the reserve calculations are the same. The Company anticipates that this volatility will continue in future periods and, if the proposed standard is adopted as currently written, this volatility will affect the Company's reported results of operations.

  INTEREST RATE SWAPS

     In the third quarter of 2002, the Company entered into two interest rate swaps with a nominal value of $67,000,000 to manage interest rate risk associated with a deposit liability whereby the Company is required to pay a variable rate of interest based upon LIBOR. The interest rate swaps do not meet the effectiveness criteria specified in FAS 133 to qualify as a hedge. The swaps are carried at fair value within accounts payable with the change in fair value recorded as an adjustment to the income statement item to which they relate. In the third quarter of 2002, the Company charged approximately $2,155,000 related to these swaps to Collateral costs.

5.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30:

                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                      SEPTEMBER 30,                   SEPTEMBER 30,
                               ----------------------------   -----------------------------
                                   2002           2001            2002            2001
                               ------------   -------------   -------------   -------------
                                              (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
Net (loss) available to
  common shareholders before
  cumulative effect of a
  change in accounting
  principle..................  $(19,147,017)  $(42,680,474)   $(29,007,385)   $(35,204,500)
Cumulative effect of a change
  in accounting principle....            --             --              --      (3,665,735)
                               ------------   ------------    ------------    ------------
Net (loss) available to
  common shareholders........  $(19,147,017)  $(42,680,474)   $(29,007,385)   $(38,870,235)
                               ============   ============    ============    ============
Basic:
  Weighted average number of
     common shares
     outstanding.............    25,733,141     25,683,328      25,722,016      25,592,914
Net (loss) per share before
  cumulative effect of a
  change in accounting
  principle..................  $      (0.74)  $      (1.66)   $      (1.13)   $      (1.38)
Cumulative effect of a change
  in accounting principle....  $         --   $         --    $         --    $      (0.14)
                               ------------   ------------    ------------    ------------
Net (loss) per share.........  $      (0.74)  $      (1.66)   $      (1.13)   $      (1.52)
                               ============   ============    ============    ============

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                      SEPTEMBER 30,                   SEPTEMBER 30,
                               ----------------------------   -----------------------------
                                   2002           2001            2002            2001
                               ------------   -------------   -------------   -------------
                                              (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
Diluted:
  Weighted average number of
     common shares
     outstanding.............    25,733,141     25,683,328      25,722,016      25,592,914
Net (loss) per share before
  cumulative effect of a
  change in accounting
  principle..................  $      (0.74)  $      (1.66)   $      (1.13)   $      (1.38)
Cumulative effect of a change
  in accounting principle....  $         --   $         --    $         --    $      (0.14)
                               ------------   ------------    ------------    ------------
Net (loss) per share.........  $      (0.74)  $      (1.66)   $      (1.13)   $      (1.52)
                               ============   ============    ============    ============

6.  BUSINESS SEGMENTS

     During the first quarter of 2002, the Company's management began to separately track financial results of its life and annuity operations in segments, as reflected in this report. Each segment is defined by a dominant risk characteristic inherent in all products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk, including minimum guarantees associated with variable annuity products. In addition, as discussed in Note 4 above, certain of the Company's modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 -- Accounting for Derivative Instruments and Hedging Activities. The cumulative effect of the application of FAS 133 to the agreements through January 1, 2001 and the change in the fair value of these embedded derivatives are included in the annuity segment. Both the life and annuity segments have specific assets, liabilities, stockholders' equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders' equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in our portfolio and investment income on undeployed invested assets. Operating expenses are allocated to the segments proportionately based upon the amount of stockholders' equity deployed to the segment. The Company believes that investors will better understand the Company's profitability, risk profile, and capital deployment through this change. There are no intersegment transactions. The following table displays several key measurements for each of our business segments.

THREE MONTHS ENDED              LIFE          ANNUITY
SEPTEMBER 30, 2002          REINSURANCE     REINSURANCE      CORPORATE      CONSOLIDATED
------------------          ------------   --------------   ------------   --------------
Revenues..................  $ 86,708,167   $   18,535,565   $ 10,386,955   $  115,630,687
Benefits and Expenses.....    96,858,456       36,882,014      1,037,234      134,777,704
                            ------------   --------------   ------------   --------------
Segment Income (Loss).....  $(10,150,289)  $  (18,346,449)  $  9,349,721   $  (19,147,017)
                            ============   ==============   ============   ==============
Total Assets..............  $655,417,016   $1,549,867,709   $115,373,735   $2,320,658,460
                            ============   ==============   ============   ==============

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

THREE MONTHS ENDED
SEPTEMBER 30, 2001              LIFE          ANNUITY
(AS RESTATED, SEE NOTE 3)   REINSURANCE     REINSURANCE      CORPORATE      CONSOLIDATED
-------------------------   ------------   --------------   ------------   --------------
Revenues..................  $ 65,951,358   $   22,025,046   $  4,403,338   $   92,379,742
Benefits and Expenses.....    86,375,896       47,410,846      1,273,474      135,060,216
                            ------------   --------------   ------------   --------------
Segment Income (Loss).....  $(20,424,538)  $  (25,385,800)  $  3,129,864   $  (42,680,474)
                            ============   ==============   ============   ==============
Total Assets..............  $401,683,367   $1,713,508,054   $218,103,053   $2,333,294,474
                            ============   ==============   ============   ==============

NINE MONTHS ENDED
SEPTEMBER 30, 2002
(AS RESTATED, SEE NOTE 3)
-------------------------
Revenues..................  $260,319,388   $   66,846,669   $ 16,090,312   $  343,256,369
Benefits and Expenses.....   256,829,025      112,065,166      3,369,563      372,263,754
                            ------------   --------------   ------------   --------------
Segment Income (Loss).....  $  3,490,363   $  (45,218,497)  $ 12,720,749   $  (29,007,385)
                            ============   ==============   ============   ==============

NINE MONTHS ENDED
SEPTEMBER 30, 2001
(AS RESTATED, SEE NOTE 3)
-------------------------
Revenues..................  $179,367,569   $   68,325,130   $ 12,346,608   $  260,039,307
Benefits and Expenses.....   188,280,834      102,659,123      4,303,850      295,243,807
                            ------------   --------------   ------------   --------------
Segment Income (Loss)
  before cumulative effect
  of change in accounting
  principle...............    (8,913,265)     (34,333,993)     8,042,758      (35,204,500)
Cumulative effect of a
  change in accounting
  principle...............            --       (3,665,735)                     (3,665,735)
                            ------------   --------------   ------------   --------------
Segment Income (Loss).....  $ (8,913,265)  $  (37,999,728)  $  8,042,758   $  (38,870,235)
                            ============   ==============   ============   ==============

7.  ACCOUNTING STANDARDS

     In July 2001, the FASB issued Statement Number 141 -- Business Combinations and Statement Number 142 -- Goodwill and Intangible Assets. These statements changed how the Company accounts for business combinations and for purchased goodwill and other intangible assets that arise from these combinations. The Company adopted the new standards on January 1, 2002.

     The standards require that all business combinations be accounted for using the purchase method and establish specific criteria for the recognition of intangible assets separately from goodwill. Under the standards, goodwill is no longer amortized but will be subject to an impairment test on at least an annual basis. At September 30, 2002 and December 31, 2001, Other assets included unamortized goodwill of $2.1 million. Goodwill amortization for the year ended December 31, 2001 was $116,000.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

8.  RELATED PARTY TRANSACTIONS

     In the first quarter of 2002, the Company purchased a $10,000,000 excess of loss reinsurance policy from a subsidiary of XL Capital Ltd, a related party, to provide protection against minimum interest guarantee payments under the Company's annuity reinsurance contract with Transamerica Occidental Life Insurance Company occurring after January 1, 2002, in excess of a $33,000,000 deductible. The premium paid for this protection was $1.5 million.

     Also during the first quarter of 2002, the Company purchased an aggregate catastrophe excess of loss cover from a subsidiary of XL Capital providing protection from a single event, excluding acts of terrorism, causing a claim for more than five policyholders. The premium for this coverage was $1,000,000.

9.  RESTRICTED STOCK

     In 2002, the Company adopted a restricted stock incentive compensation program and made two awards to employees. Under the first award to employees, 133,500 shares of restricted stock that vest on the third anniversary of the grant date were issued. Under the second award to employees, 267,500 shares of restricted stock that vest in three equal annual installments commencing on the first anniversary of the grant date were issued. The fair value of the restricted stock awards on the date of award and assuming all shares vest was $3,289,000, which is reflected in the Company's balance sheet as common stock and paid in capital and as a contra-equity account. The fair value of this grant is being amortized on a straight line basis over the three year vesting period. The unamortized balance of the grant is reflected in the balance sheet as restricted stock.

10.  CONTINGENCIES

     During the second quarter of 2002, the Company initiated arbitration proceedings in connection with two of its life reinsurance agreements. During the third quarter of 2002, the Company settled its arbitration with one of the ceding companies, resulting in the recapture by that company of the contract that had been the subject of the arbitration. The impact of that contract on the third quarter, including the recapture, was a net loss of $6,189,000. With respect to the remaining life arbitration claim, the Company is seeking monetary damages and/or equitable relief from the ceding company based upon its contention that the ceding company failed to disclose material facts, known to them, about the block of business being reinsured when it was underwritten. No assurance can be given that monetary recovery or equitable relief will occur.

     On January 21, 2002, the Company served written notice of arbitration in connection with the Company's annuity reinsurance contract with Transamerica Occidental Life Insurance Company. In the arbitration, the Company was seeking monetary damages and/or equitable relief from Transamerica based on the Company's claim that certain actions and/or omissions by Transamerica deprived the Company of the benefit of the reinsurance transaction. On November 8, 2002, the Company announced that its claim against Transamerica had been denied by the arbitration panel assigned to the matter. The arbitration panel upheld Transamerica's position that the Company's annuity reinsurance contract was a valid and enforceable contract and that Transamerica had acted in a commercially reasonable manner.

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

     Based on the Company's projections of its ceding companies' statutory reserve cessions, in order to satisfy its obligations under its existing reinsurance agreements, the Company will need to post up to approximately $210.0 million of additional collateral by December 31, 2002. The Company will seek to meet or reduce these additional security requirements by negotiating the recapture, retrocession or sale of certain of its reinsurance agreements, accessing its collateral funding facility and/or raising capital. The Company has not been able to successfully raise capital or access its collateral funding facility in recent months given, among other things, the uncompleted restatement of the Company's financial statements for 2000 and 2001. If the Company is unable to meet the security requirements of its cedents, the Company may be required to cease writing new business and the Company may be in violation of its existing reinsurance contracts and become subject to the remedies set forth therein. The Company's cedents may also ask that the agreements be recaptured. These recaptures could result in losses, but could also improve the Company's liquidity and its ability to meet the collateral requirements of its remaining cedents.

     The Company currently has unsecured letters of credit of approximately $49,000,000 outstanding under a letter of credit facility with Citibank. In October 2002, Citibank agreed to extend this unsecured letter of credit facility into next year in exchange for the Company's agreement to secure, or otherwise eliminate, the letter of credit facility by June 30, 2003.

     As of September 30, 2002, the Company had $45,000,000 of unsecured letters of credit outstanding under a letter of credit facility with Manulife Financial that had been posted as security to allow the Company's United States operating subsidiary to take credit on its statutory financial statements for reinsurance ceded to the Company's Bermuda operating company. During October of 2002, Manulife requested that the unsecured letters of credit it had issued on the Company's behalf be secured. Consequently, in November 2002, the Company's Bermuda operating subsidiary deposited $15,000,000 with the Company's United States operating subsidiary as funds withheld. Further, one of the Company's United States operating subsidiary's ceding companies has recaptured its contracts, reducing the subsidiary's collateral needs by an additional $15,000,000. The Company has committed to securing or eliminating the remaining $15,000,000 in letters of credit issued by Manulife under the Company's letter of credit facility by December 31, 2002. Due to Manulife's request to secure its letter of credit facility and the Company's inability thus far to post sufficient security for the Company's United States operating subsidiary, the Connecticut Insurance Department has requested that all financial transactions, except those related to the normal course of business, between the Company and its United States operating subsidiary be preapproved by the insurance department.

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

     The business of reinsurance generally consists of reinsurers, such as Annuity and Life Re, entering into contractual arrangements (known as treaties) with primary insurers (known as ceding companies or cedents) whereby the reinsurer agrees to indemnify the ceding company for all or a portion of the risks associated with an underlying insurance policy in exchange for a reinsurance premium payable to the reinsurer. Reinsurers also may enter into retrocessional reinsurance arrangements with other reinsurers, which operate in a manner similar to the underlying reinsurance arrangement described above. Under retrocessional reinsurance arrangements, the reinsurer shifts a portion of the risk associated with an underlying reinsurance contract to other reinsurers.

     Reinsurance agreements may be written on an automatic treaty basis or facultative basis. An automatic treaty provides for a ceding company to cede contractually agreed-upon risks on identified types of business that meet established criteria to a reinsurer and binds that reinsurer to accept such risks without obtaining further approval from that reinsurer. Facultative reinsurance is the reinsurance of individual risks, which allows a reinsurer the opportunity to analyze and separately underwrite a risk before agreeing to accept the risk. Both automatic treaty and facultative reinsurance may be written on either a quota share basis, where a percentage of each risk in the reinsured class of risk is assumed by the reinsurer from the ceding company, or an excess of retention basis, where the amount of risk of each life in excess of the ceding company's retention is reinsured. Under either basis, premiums are paid to the reinsurer in proportion to the risk assumed by the reinsurer. Reinsurance can also be on an excess of loss basis, where a reinsurer indemnifies the ceding company for a portion of claims exceeding a specified amount retained by the ceding company in consideration of non-proportional premiums being paid to the reinsurer. The reinsurer's obligation under an excess of loss contract may be limited to a specified amount of such excess claim.

     We write reinsurance generally in the form of yearly renewable term, coinsurance, modified coinsurance or coinsurance funds withheld. Under yearly renewable term, we share only in the mortality risk for which we receive a premium. In coinsurance, modified coinsurance and coinsurance funds withheld arrangements, we generally share proportionately in all or a portion of the risks inherent in the underlying policies, including mortality, persistency and fluctuations in investment results. Under such agreements, we agree to indemnify the primary insurer for all or a portion of the risks associated with the underlying insurance policies in exchange for a proportionate share of premiums. Coinsurance differs from modified coinsurance and coinsurance funds withheld with respect to ownership of the assets supporting the reserves. Under our coinsurance arrangements, ownership of these assets is transferred to us, whereas, in modified coinsurance and coinsurance funds withheld arrangements, the ceding company retains ownership of these assets, but we share in the investment income and risk associated with the assets.

     Our reinsurance treaties may provide for recapture rights, permitting the ceding company to reassume all or a portion of the risk ceded to us after an agreed-upon period of time (generally 10 years for our life reinsurance treaties), subject to certain other conditions. Some of our reinsurance treaties allow the ceding company to recapture the ceded risk if we fail to maintain a specified rating or if other financial conditions relating to us are not satisfied. Recapture of business previously ceded does not affect earned premiums paid to us prior to the recapture of such business and may involve the payment to us of a recapture fee. Nevertheless, we may have to liquidate substantial assets in order to return the assets supporting the reserve liabilities. In addition, we would no longer be entitled to receive any investment income from the premiums paid by the policyholders underlying the recaptured business and, consequently, we may have to accelerate the amortiza-tion of any unamortized deferred acquisition costs associated with the recaptured business, which would reduce our earnings.

RISKS REINSURED

     We write reinsurance predominantly on a direct basis with primary life insurance companies. Our major business lines are traditional life reinsurance and annuity reinsurance, which expose us to the following categories of risks:
(i) mortality, (ii) investment, (iii) persistency (or lapse) and (iv) expense.

     Mortality risk is the risk that death claims differ from what we expect. With respect to our life segment, a greater frequency or higher average size of death claims than we expected can cause us to pay greater death benefits, adversely affecting the profitability of our reinsurance contracts. Even if the total death benefits paid over the life of our contracts do not exceed the expected amount, unexpected timing of deaths, such as occurred with the attack on the World Trade Center, can cause us to pay more death benefits in a given time period than expected, adversely impacting profitability in that period. We try to address these risks by analyzing each block of business based on an evaluation of the ceding company's underwriting efficacy, history, management, target market, concentration of risk, products and underwriting criteria relative to the industry. We target primarily "first dollar" quota share pools of top producing direct writing companies under which we participate proportionately with other reinsurers on all of the ceded risks. We seek to mitigate our risk of exposure to any one block of business or any one individual life by typically requiring our ceding companies to retain at least 10% of every life insurance risk reinsured. We further address the risk of any one large claim by limiting our own net liability on any single-life risk to $1,000,000. Certain of the annuity policies we reinsure are in the payout phase, and are therefore subject to the risk that policyholders will survive for longer periods than we assumed when pricing the reinsurance contract. If policyholders live longer than we assumed, we may be required to pay greater than expected annuity payout benefits in future periods.

     We are subject to investment risk with respect to our own investments and with respect to the assets held and managed by our ceding companies or others under our modified coinsurance and coinsurance funds withheld arrangements. Our investments, which primarily consist of investment grade fixed income securities, are subject to interest rate and credit risk. Significant changes in interest rates expose us to the risk of earning less income during periods when interest rates are falling, or realizing losses if we are forced to sell securities during periods when interest rates are rising. We are also subject to prepayment risk on certain securities in our investment portfolio, including mortgage-backed securities and collateralized mortgage obligations, which generally prepay faster during periods of falling interest rates as the underlying mortgage loans are repaid and refinanced by borrowers in order to take advantage of lower interest rates.

     We also have over $1.4 billion in assets that are held and managed by our ceding companies or others under our modified coinsurance and coinsurance funds withheld arrangements. While we do not own these assets, they are used to fund our obligations under our annuity reinsurance contracts. Those assets are primarily invested in fixed income securities and, with respect to our largest annuity reinsurance contract, in investment grade convertible bonds. The fixed income securities in which the assets are invested are subject to risks similar to those described above with respect to our own investments. The value of convertible bonds in which these assets are invested is a function of their investment value (determined by comparing their yield with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and their conversion value (their market value if converted into the underlying common stock). The investment value of convertible bonds is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline, and by the credit standing of the issuer and other factors. The conversion value of convertible bonds is determined by the market price of the underlying common stock. If the conversion price is below the market value of the underlying common stock, the price of the convertible bonds is governed principally by their investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible bonds will be increasingly influenced by their conversion value. Consequently, the value of convertible bonds may be influenced by changes in the equity markets.

     We are also subject to investment risk based on the difference between the interest rates earned on the investments managed by us or our ceding companies and the credited interest rates paid under policies reinsured by us. Both rising and declining interest rates can affect the income we derive from these interest rate spreads. During periods in which prevailing market interest rates are falling, any new investments made in fixed income securities to replace investments that mature or are prepaid will likely bear lower interest rates, reducing our investment income. We may not be able to fully offset the decline in our investment income with lower crediting rates on our contracts for the reinsurance of annuities or life insurance policies with cash value components. During periods of rising interest rates, our ceding companies may need to increase the crediting rates on the annuities or life insurance policies with cash value components that we reinsure. We may not, however, be able to acquire investments with interest rates sufficient to offset these increased crediting rates. Significant declines in the financial markets generally also increase our investment risk, because the return we receive on our assets may not be sufficient to fully offset the cost of benefits due under certain reinsured policies. Certain policy benefits, such as guaranteed minimum death benefits, "ratchet" up the death benefit when policyholder account values increase, but do not reduce the death benefit when policyholder account values decrease. During periods in which the general value of the financial markets and policyholder account values are falling, claims from such guaranteed minimum death benefits increase because the spread between the policyholder account value and the ratcheted-up death benefit increases. Further, because the premiums charged for such benefits are based on policyholder account values, we would receive reduced premiums for this benefit when financial markets are declining.

     We may use interest rate swaps and other hedging instruments as tools to mitigate the effects of asset/ liability mismatches or the effect of interest rate changes on our balance sheet. In general, however, we have not hedged our investment risk, but we may do so in the future.

     Persistency or lapse risk is the risk that policyholders maintain their policies for different periods of time than expected. This includes policy surrenders and policy lapses. Surrenders are the voluntary termination of a policy by the policyholder, while lapses are the termination of the policy due to non-payment of premium. Surrender and lapse rates that are higher than what we assumed when pricing a contract can cause us to increase the rate of amortization of our deferred acquisition costs for the annuity policies and certain types of life insurance that we reinsure, which would adversely affect our results of operations. If the actual surrender and lapse rates remain too high for too long, as has been the case with our annuity reinsurance contract with Transamerica Occidental Life Insurance Company, we may conclude that the contract could be unprofitable over its expected lifetime, and we could be required to write down our deferred acquisition costs. Surrenders also usually involve the return of the policy's cash surrender value to the policyholder, which reduces the asset base on which we earn investment income and, in some cases, premiums. In addition, with respect to our Transamerica contract, a surrendering policyholder is entitled to a guaranteed minimum interest rate on his or her invested premiums, and we are required to pay our proportionate share of any shortfall between that guaranteed amount and the actual value of the policyholder's account. We have been required to make significant minimum interest guarantee payments under this contract, as discussed below. During periods in which the financial markets are falling, increases in partial surrenders under certain reinsurance policies do not reduce the guaranteed minimum death benefits we are obligated to pay by the same proportion by which the premiums supporting the guaranteed minimum death benefit obligations are reduced. The risk of partial surrenders impacting our guaranteed minimum death benefit obligations may have an effect on the profitability of our reinsurance contract with Hartford Life.

     Certain of our life reinsurance products provide level premiums to us for a fixed period of time, typically 10 to 20 years. The premiums we receive on these level premium contracts exceed the death benefits payable to the underlying policyholders during the early years of the contract. The death benefits we expect to pay under these contracts generally increase over time, while the premiums we receive are expected to generally remain level, so the death benefits payable under the policy ultimately exceed the premiums we receive in later years. With respect to these level premium contracts, if the surrender and lapse rates of the policies are significantly lower than we assumed when pricing the reinsurance contract, the profitability of the contract may be adversely affected.

     Expense risk is the risk that our actual expenses will be higher than we anticipated, or that our operations are less efficient than anticipated.

BUSINESS WRITTEN

     The following table sets forth selected information for the indicated periods concerning our insurance operations:

      POLICY REVENUES, INSURANCE IN FORCE AND ANNUITY REINSURANCE DEPOSITS

                        NINE MONTHS ENDED            TWELVE MONTHS ENDED DECEMBER 31,
                          SEPTEMBER 30,      ------------------------------------------------
                               2002               2001             2000             1999
                        ------------------   --------------   --------------   --------------
Policy revenues
  Life reinsurance
     First year.......    $   66,463,760     $   94,746,734   $   55,047,163   $   72,268,437
     Renewal..........       180,435,259        141,607,931       96,151,918       28,566,570
  Annuity
     reinsurance......         8,108,016         15,438,572       17,204,941               --
                          --------------     --------------   --------------   --------------
       Total..........    $  255,007,035     $  251,793,237   $  168,404,022   $  100,835,007
                          ==============     ==============   ==============   ==============
Insurance in force at
  end of period (in
  thousands)..........    $  150,948,700     $  117,400,000   $   77,019,000   $   45,407,000
                          ==============     ==============   ==============   ==============
Annuity reinsurance
  deposits............    $1,464,667,709     $1,519,596,075   $1,597,928,818   $1,603,382,955
                          ==============     ==============   ==============   ==============

     Our life reinsurance segment is the reinsurance of ordinary life insurance, primarily for mortality risks. Ordinary life reinsurance generally is the reinsurance of individual term life insurance policies, whole life insurance policies and joint and survivor insurance policies on yearly renewable term basis. In addition, we reinsure the mortality risk inherent in universal life insurance policies, variable universal life insurance policies and variable life insurance policies.

     Our annuity reinsurance segment is the reinsurance of general account fixed deferred annuities, general account payout annuity obligations and certain risks arising from variable annuities. With respect to the general account fixed annuities we reinsure, our agreements generally relate to individual general account single premium deferred annuity policies, which either involve the tax-deferred accumulation of interest on a single premium paid by the policyholder (accumulation phase policies) or are annuities that pay fixed amounts periodically to policyholders over a fixed period of time or their lives (payout phase policies). Accumulation phase policies are subject primarily to investment risk and persistency (lapse) risk, while payout phase policies are primarily subject to investment risk and mortality (longevity) risk. Most of the fixed annuities we reinsure are accumulation phase policies. All of the fixed annuity products we reinsure have minimum interest guarantee provisions required under state law that entitle the policyholder to a specified minimum annual return over the life of the policy. These lifetime guarantees are typically 3% to 3.5% annually. Further, policyholders are typically guaranteed interest rates in excess of the state required minimums for the initial year of the policy. After the expiration of the period in which the crediting rate is guaranteed, the primary insurer has the discretionary ability to adjust the crediting rate annually to any rate at or above the guaranteed minimum rate required under state law. Policyholders are typically permitted to withdraw all or a part of their premium paid, plus an accumulation amount equal to the accrued interest credited to the account, subject to the assessment of a surrender charge for withdrawals in excess of specified limits.

     Certain policies reinsured by us guarantee the policyholder a crediting rate beyond the initial policy year, including those policies covered by our annuity reinsurance contract with The Ohio National Life Insurance

Company. In addition to the lifetime minimum guaranteed interest rate required under state law, the Ohio National policies reinsured by us guarantee a crediting rate to the policyholders for six years. During that six year period, each year's crediting rate is guaranteed to exceed the prior year's rate by 0.15%. For the nine months ended September 30, 2002 and the fiscal year ended December 31, 2001, the average crediting rate of the policies underlying the Ohio National contract was 5.3% and 5.6%, respectively. The average yield rate on the assets managed by Ohio National that are funding these policyholder obligations for the nine month period ended September 30, 2002 and the fiscal year ended December 31, 2001 was 7.8% and 7.4%, respectively. The Ohio National reinsurance contract is our second largest annuity reinsurance contract and represented approximately 25% and 15% of our Funds withheld receivable as of September 30, 2002 and December 31, 2001, respectively.

     Under our Transamerica annuity reinsurance contract, the minimum interest guarantee provisions take effect when the policyholder dies, his or her policy annuitizes or his or her policy is surrendered. Our aggregate minimum interest guarantee exposure under this contract equals our proportionate share of the amount by which each policyholder's premiums deposited compounded at the minimum guarantee interest rate exceeds the policyholder's actual account value. This excess is calculated after expenses are deducted from the gross investment returns and such expenses generally accrue at a rate of approximately 2.5% of the assets annually. Our minimum interest guarantee exposure is calculated on a policyholder by policyholder basis. The amount by which the value of certain policyholder accounts exceeds the minimum guarantee amount with respect to those accounts does not offset our exposure to the amount by which the value of other policyholder accounts is less than the minimum guarantee amount with respect to such other accounts. This exposure generally arises during periods in which investment returns fall near or below the minimum guaranteed rate, as has occurred in recent years. If we conclude that we are exposed to these minimum interest guarantees under our reinsurance contract with Transamerica, we then estimate the expected minimum interest guarantee payments that we may be required to make by projecting the anticipated future investment performance of the assets supporting the policyholder accounts and by applying projected surrender, lapse and mortality assumptions to the exposed amounts. Because we assume that the investment performance of the underlying assets will exceed the minimum guaranteed interest rate on the underlying annuity policies over their life, we anticipate that any minimum interest guarantee exposure we have will decrease over time. The amount of expected minimum interest guarantee payments is therefore dependent upon our estimate of the number of policyholders that will die, annuitize or surrender their policy prior to the value of the underlying assets increasing to a level where it equals or exceeds the policyholders' minimum guarantee amounts. Our minimum interest guarantee exposure can increase during any period in which the actual investment performance of the underlying assets less expenses deducted from the gross investment returns lags the minimum guaranteed interest rate.

     We also reinsure certain guarantees associated with variable annuity contracts, including guaranteed minimum death benefits, enhanced earnings benefits and guaranteed minimum income benefits. Under contracts with a guaranteed minimum death benefit, a policyholder's beneficiary is entitled at the time of the policyholder's death to receive the greater of the policyholder's account value or a guaranteed minimum benefit payment. The majority of the guaranteed minimum death benefit contracts we reinsure are written on a "ratchet" basis, which means that the guaranteed minimum death benefit payable to the policyholder's beneficiary equals the highest policyholder account value achieved over the course of the contract, as measured annually on each anniversary date of the policy until the policyholder reaches the attained age under the policy (typically 80 years of age). Other guaranteed minimum death benefit contracts are written on a "roll-up" basis, which means that the guaranteed minimum death benefit equals the premiums paid by the policyholder compounded at a defined interest rate (typically 3% to 6%), which accrues until the policyholder reaches the attained age or the roll-up death benefit reaches a predetermined amount, typically double the premiums paid. Some policies offer an enhanced version of the guaranteed minimum death benefit, under which the policyholder's beneficiary receives the greater of the actual cash value, the ratcheted value or the roll-up value. Such policies may be particularly disadvantageous to us in light of the recent extended decline in the financial markets. Regardless of whether a policy is written on a ratchet or a roll-up basis, if the policyholder survives beyond the policy maturity date, which is typically when the policyholder reaches

90 years of age, he or she is no longer entitled to receive the guaranteed minimum death benefit amount. Before that time, the issuer of the policy bears the risk that protracted under-performance of the financial markets could result in guaranteed minimum death benefits payable to the policyholder's beneficiary upon the policyholder's death that are higher than the actual policyholder account value. As a reinsurer, we are obligated to reimburse the issuer of such policies for our share of any shortfall between the guaranteed minimum death benefit amount and the actual policyholder account values upon death.

     Our two largest contracts reinsuring guaranteed minimum death benefits are with Hartford Life and Connecticut General Life Insurance Company (CIGNA), which is a retrocession of policies issued by The Equitable. As of September 30, 2002, the guaranteed minimum death benefit amount at risk (i.e., the amount by which guaranteed death benefits exceed related account values) under our contract with Hartford Life was approximately $1.2 billion. Also as of September 30, 2002, the guaranteed minimum death benefit amount at risk under our contract with CIGNA was approximately $42 million. These amounts are an aggregate measure of our exposure to guaranteed minimum death benefits assuming 100% mortality experience at September 30, 2002. Our expected liability for future guaranteed minimum death benefit payments, based on realistic mortality assumptions, is substantially less. Because the premium paid to Hartford Life, and to us under the reinsurance agreement, is derived from asset-based charges levied against the account value, there may be circumstances during periods of reduced performance in the financial markets when we could be under compensated for reinsuring the guaranteed minimum death benefit. Under our reinsurance agreement with Hartford Life, we are subject to additional risks beyond those described above when the underlying policies are partially surrendered. Unlike the policies underlying the CIGNA reinsurance contract, the Hartford Life policies provide that the guaranteed minimum death benefit is not proportionally reduced when a policyholder withdraws some, but not all, of the policy value (a partial surrender), but rather is reduced on a dollar for dollar basis. As a result, partial surrenders under the Hartford Life policies do not reduce the guaranteed minimum death benefits we are obligated to pay by the same proportion by which the premiums supporting the guaranteed minimum death benefit obligations are reduced.

     Policies with the enhanced earnings benefit provide that if a policyholder dies prior to the maturity date of his or her policy, the issuer of the policy will pay the policyholder's beneficiary the death benefit otherwise payable under the policy plus an additional amount generally equal to 25% to 40% of the actual increase in the policyholder's account value. The enhanced earnings benefit is designed to increase the total payments to the policyholder with an amount sufficient to pay income taxes on the increase in the account value. Our largest reinsurance contract reinsuring this benefit is with Hartford Life, under which our net amount at risk is less than $250,000.

     Policies providing a guaranteed minimum income benefit entitle a policyholder to purchase a lifetime annuity payment stream after the expiration of a stipulated waiting period of at least 7 years based upon the initial premium paid by the policyholder compounded at a predetermined rate, usually 3% or 6%, depending on the age of the policyholder. The annuity purchase rate used to calculate the income stream the policyholder is entitled to receive is a predetermined rate that is based upon more conservative investment and mortality assumptions than would otherwise be used to calculate prevailing annuity purchase rates following the expiration of the waiting period. We are subject to investment risk to the extent that investment returns on the assets supporting the liabilities under these policies will not be sufficient to fund the payment stream the policyholder is entitled to receive. However, because the annuity purchase rates applicable to the guaranteed minimum income benefits are often less favorable than prevailing annuity purchase rates when the underlying policy annuitizes, policyholders may receive a preferable stream of annuity payments using the actual account value at prevailing annuity purchase rates as opposed to utilizing the predetermined guaranteed minimum income benefit purchase rate under the policy. To the degree this occurs, any difference in annuity purchase rates will offset the investment risk. Because none of the guaranteed minimum income benefit policies we reinsure have reached the end of the stipulated waiting period, we cannot estimate accurately the effect the unfavorable annuity purchase rates will have on policyholders' desire to utilize this benefit under various market conditions.

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require our management to make estimates and assumptions that affect the amounts of our assets, liabilities, stockholders' equity and net income. We believe that the following critical accounting policies, as well as those set forth in our Form 10-K for the year ended December 31, 2001, detail the more significant estimates and assumptions used in the preparation of our consolidated financial statements. As noted above, the Company is in the process of restating its financial statements for the fiscal years ended December 31, 2000 and 2001. The Company plans to file an amended Form 10-K for the fiscal year ended December 31, 2001 as soon as its auditors have completed their audit of such restated financial statements.

     In preparing our financial statements, we make assumptions about our proportionate share of future investment income that will be earned from the investment of premiums received from underlying policyholders by our ceding companies and about future rates of lapse of policies underlying our annuity reinsurance contracts when estimating expected gross profits arising from such contracts. These assumptions have a direct impact on the amount of estimated expected gross profits arising from these annuity reinsurance contracts and, therefore, on the recoverability of the deferred acquisition costs carried on our balance sheet for these contracts. While these estimates are based upon historical results and information provided to us by our cedents, actual results could differ (and, in the past, have differed) materially from our estimates for a variety of reasons, including the failure of our ceding companies to report timely information regarding material developments under our reinsurance agreements. Such differences could be material to our future results. If our assumptions for investment returns prove to be inaccurate, or if lapse rates exceed our assumptions, we may be required to record additional charges, which would adversely impact our earnings.

     In applying the requirements of FAS 133 -- Accounting for Derivative Instruments and Hedging Activities, we have concluded that there are embedded derivatives within the Funds withheld at interest receivable related to certain of our annuity reinsurance contracts written on a modified coinsurance or coinsurance funds withheld basis that require bifurcation and separate accounting. These embedded derivatives are similar to a total return swap arrangement on the underlying assets held by our ceding companies. The net fair value of these embedded derivatives is classified as part of our Funds withheld asset on our Balance Sheet. We have developed a cash flow model with the assistance of outside advisors to arrive at an estimate of the fair value of this total return swap that uses various assumptions regarding future cash flows under the affected annuity reinsurance contracts. The change in fair value of these embedded derivatives is recorded in our statement of operations as Net change in fair value of embedded derivatives, which is a non cash item. The change in fair value also impacts expected gross profits for purposes of amortizing deferred acquisition costs associated with these contracts. The application of this accounting policy has increased the volatility of our reported earnings. While we have made an estimate of the fair value of these embedded derivatives using a model that we believe to be appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, it is possible that we may modify our methodology. Changes in our assumptions and industry standards could have a significant impact on the fair value of the embedded derivatives and our reported earnings. We do not bifurcate and separately account for the embedded derivatives contained in certain of our contracts, including our Transamerica annuity reinsurance agreement, because we acquired those agreements prior to the transition date elected by us under FAS 133, as amended by FAS 137. Because of the nature of the assets underlying our Transamerica contract, which were roughly 67% convertible bonds at September 30, 2002, the bifurcation and separate accounting for the embedded derivatives contained in that contract would add significant volatility to our reported results.

     We reinsure certain minimum guarantees associated with variable annuity contracts. These include guaranteed minimum death benefits, guaranteed minimum income benefits, and enhanced earnings benefits. Our accounting policy is to establish reserves for expected future claims based upon the long term view of expected losses over the life of the underlying policies, based upon the original pricing assumptions. Our reserving policy allows us to strengthen reserves if reported claim amounts or volume exceed what was anticipated in pricing. During the third quarter of 2002, we increased our reserves for minimum guarantees associated with variable annuities by approximately $7,760,000 as a result of increasing claim activity in recent quarters. We may be required to increase these reserves in future periods if claim activity continues at the current level or higher.

     The Accounting Standards Executive Committee (a committee of the American Institute of Certified Public Accountants) has issued a proposed Statement of Position that could set a new standard for accounting for Certain Nontraditional Long-Duration Contracts and for Separate Accounts that, if adopted, could require us to establish additional reserves for certain guarantees associated with variable annuity contracts. These reserve adjustments will likely be volatile because they are influenced by the performance of the financial markets. Had we followed this proposed standard, on December 31, 2001, no reserves would have been necessary, while on June 30, 2002, approximately $2 million in reserves would have been required. Given recent fluctuations in the financial markets, the reserve required under the proposed standard would have risen to approximately $22 million by September 30, 2002, and then fallen to approximately $9 million by October 31, 2002. For all of the periods mentioned, the assumptions underlying the reserve calculations are the same. We anticipate that this volatility will continue in future periods and, if the proposed standard is adopted, this volatility will affect our reported results of operations.

     If actual events differ significantly from the underlying estimates and assumptions used by us in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

OPERATING RESULTS

     Net Income. For the three month period ended September 30, 2002, we had a net loss of $(19,147,000) or $(0.74) per basic and fully diluted common share, as compared to a net loss of $(42,680,000) or $(1.66) per basic and fully diluted common share for the three month period ended September 30, 2001. For the nine month period ended September 30, 2002, we had a net loss of $(29,007,000) or $(1.13) per basic and fully diluted common share, as compared to a net loss of $(38,870,000) or $(1.52) per basic and fully diluted common share for the nine month period ended September 30, 2001. The following table summarizes some of the more significant items affecting net income:

                                      FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                       ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                  -----------------------------   -------------------------------
                                      2002            2001             2002             2001
                                  ------------   --------------   --------------   --------------
                                                 (AS RESTATED)    (AS RESTATED)    (AS RESTATED)
Cumulative effect of a change in
  accounting principle..........  $         --    $         --     $         --     $ (3,665,735)
Net change in fair value of
  embedded derivative...........   (13,277,823)     (5,265,396)     (18,254,530)      (3,567,342)
Change in amortization of
  deferred acquisition costs
  related to embedded
  derivatives...................     5,790,244         269,009        7,292,964        1,410,724
Transamerica contract deferred
  acquisition cost write
  downs.........................            --     (19,157,798)     (24,796,000)     (34,538,991)
Variable annuity minimum
  guarantee reserve
  strengthening.................    (7,760,000)             --       (7,760,000)              --
Variable annuity minimum
  guarantee payments in excess
  of premiums...................    (3,117,100)      1,364,121       (2,171,700)       3,735,923
World Trade Center..............            --     (12,000,000)              --      (12,000,000)
Net realized investment gains...     9,297,351       1,078,933       10,813,315        1,425,183
Unrealized loss on interest rate
  swap..........................    (2,005,000)             --       (2,005,000)              --
                                  ------------    ------------     ------------     ------------
Total of significant items......  $(11,072,328)   $(33,711,131)    $(36,880,950)    $(47,200,238)
                                  ============    ============     ============     ============

     The cumulative effect of a change in accounting principle reflected in the nine month period ended September 30, 2001 is the result of our implementation of FAS 133 -- Accounting for Derivative Instruments and Hedging Activities as of the first quarter of 2001. Under FAS 133, we are required to carry the fair value of the embedded derivatives contained in certain of our annuity reinsurance contracts on our balance sheet, and unrealized changes in the fair value of those embedded derivatives are reflected in our net income. The change in fair value of the embedded derivatives is influenced by changes in credit risk, yield curve shifts, changes in expected future cash flows under the annuity reinsurance contracts and, to a lesser extent, interest rate changes. The change in fair value also impacts the emergence of expected gross profits under the contracts for purposes of amortizing deferred acquisition coasts. During the three and nine month periods ended September 30, 2002, the fair value of the embedded derivatives declined significantly because of credit spreads widening in the sectors in which the underlying investments are held, particularly in the telecommunications and energy sectors. The unrealized losses on the fair value of the embedded derivatives in each of the three and nine month periods ended September 30, 2001 and 2002 resulted in lower amortization of deferred acquisition costs in those periods.

     Our net income is significantly affected by our annuity reinsurance contract with Transamerica, which is our largest annuity reinsurance contract and represents approximately $769 million, or 54%, of our Funds withheld at interest receivable as of September 30, 2002. The significant losses associated with the Transamerica contract during the nine months ended September 30, 2002 were the result of a write down of deferred acquisition costs of $24,796,000 in the second quarter of 2002. The write down was the result of the continued poor performance of the financial markets during the first half of 2002, which caused us to reassess the assumptions we used in estimating the impact expected future minimum interest guarantee payments would have on the profits arising from this contract. We recorded similar charges against our deferred acquisition cost asset of $34,500,000 during the nine month period ended September 30, 2001, $19,200,000 of which was recorded in the three month period ended September 30, 2001. A significant portion of the charges recorded in 2001 related to the high surrender rates on the polices underlying the contract, which caused us to review the recoverability of the deferred acquisition costs associated with this contract, and to expected minimum interest guarantee payments.

     We also recorded losses associated with our contracts that reinsure guarantees associated with variable annuity contracts, including guaranteed minimum death benefits, of $10,877,000 and $9,932,000 during the three and nine month periods ended September 30, 2002. These losses were the result of the protracted decline in the financial markets, which has caused the guaranteed minimum death benefits payable to the beneficiaries of certain policyholders to exceed the account values for such policyholders upon their death. These losses also include a $7,760,000 increase during the third quarter of 2002 in reserves for these guarantees, which we recorded in light of increasing claims activity in recent quarters.

     The Accounting Standards Executive Committee (a committee of the American Institute of Certified Public Accountants) has issued a proposed Statement of Position that could set a new standard for accounting for Certain Nontraditional Long-Duration Contracts and for Separate Accounts that, if adopted, could require us to establish additional reserves for our variable annuity death benefit guarantee contracts. These reserve adjustments will likely be volatile because they are influenced by the performance of the financial markets. Had we followed this proposed standard, on December 31, 2001, no reserves would have been necessary, while on June 30, 2002, approximately $2 million in reserves would have been required. Given recent fluctuations in the financial markets, the reserves required under the proposed standard would have risen to approximately $22 million by September 30, 2002, and then fallen to approximately $9 million by October 31, 2002. For all of the periods mentioned, the assumptions underlying the reserve calculations are the same. We anticipate that this volatility will continue in future periods and, if the proposed standard is adopted, this volatility will affect our reported results of operations.

     Our net income for the three and nine month periods ended September 30, 2001 was significantly affected by the World Trade Center tragedy. We recorded an expense of $12,000,000 in the third quarter of 2001 in connection with claims we received as a result of that event.

     Net realized investment gains for the three and nine month periods ended September 30, 2002 were $9,297,000 and $10,813,000, respectively, as compared with $1,079,000 and $1,425,000 for the comparable periods of 2001. These gains resulted from normal management of our investment portfolio intended to improve performance and increase future operating income. We do not consider realized gains and losses resulting from sales of our invested assets to be recurring components of earnings. We make decisions concerning the sales of our invested assets based on a variety of market, business and other factors.

     We also recorded an expense of $2,005,000 in the third quarter of 2002 in connection with the change in fair value of two interest rate swaps entered into during that quarter.

     In addition to each of the items discussed above, our Net loss for the three month period ended September 30, 2002 also increased relative to the comparable prior period of 2001 as a result of higher than anticipated mortality experience under certain of our life reinsurance contracts and variability in the timing of the receipt of premiums. The three and nine month periods ended September 30, 2001 and 2002 were both negatively affected by adverse mortality experience on certain of our life reinsurance contracts, including significant losses on our life reinsurance contract with Lincoln National, which was recaptured in the third quarter of 2002.

     Net Investment Income. Net investment income for the three and nine month periods ended September 30, 2002 was $31,127,000 and $82,084,000, respectively, as compared with $24,240,000 and $66,935,000, respectively, for the comparable prior periods of 2001. The increases in investment income are primarily due to investment income on the reinvestment of a deposit of $147,000,000 received from a reinsurer that is used to fund collateral requirements of our ceding companies. The average annualized yield rate earned on our invested assets, excluding Funds withheld, for the nine months ended September 30, 2002 was approximately 5.28%, as compared with 6.34% for the nine months ended September 30, 2001. The decline in yield reflects our higher than normal commitment to cash during the nine months ended September 30, 2002 as a result of receiving a $137,000,000 deposit late in the fourth quarter of 2001 and a generally lower interest rate environment.

     Income earned on Funds Withheld for the three and nine month periods ended September 30, 2002 was $25,282,000 and $63,004,000, respectively, as compared to $19,440,000 and $52,054,000, respectively, for the comparable prior periods of 2001. The increases in investment income on our Funds withheld are primarily due to the growth of our Ohio National reinsurance contract. The average yield rate earned on Funds withheld was approximately 5.78% for the nine months ended September 30, 2002, compared with 4.44% for the nine months ended September 30, 2001. For purposes of calculating the average yield rate earned on our Funds withheld, which are held and managed by our ceding companies, we include net realized capital gains and losses as reported to us by our ceding companies in accordance with statutory accounting principles. The increase in yield on our Funds withheld is primarily due to the increasing size of our contract with Ohio National relative to the shrinking size of our contract with Transamerica.

     Change in the Fair Value of Embedded Derivatives. Embedded derivative gains and losses represent changes in the value of embedded derivatives hosted by certain of our fixed annuity reinsurance contracts. For the three and nine month periods ended September 30, 2002, the change in fair value of our embedded derivatives was an unrealized loss of $(13,278,000) and $(18,255,000), respectively. For the three and nine month periods ended September 30, 2001, the change in fair value of our embedded derivatives was an unrealized loss of $(5,265,000) and $(3,567,000), respectively. The unrealized loss in the embedded derivatives during the three and nine month periods ended September 30, 2002 was primarily the result of credit spreads widening in the sectors in which the underlying investments are held, particularly in the telecommunications and energy sectors. The unrealized losses in the embedded derivatives during the three and nine month periods ending September 30, 2001 were related to repositioning of the portfolio to increase spreads.

     Surrender Fees and Other Revenue. Surrender fees and other revenue for the three and nine month periods ended September 30, 2002 were $3,549,000 and $13,607,000, respectively, as compared with $5,513,000 and $13,291,000, respectively, for the three and nine month periods ended September 30, 2001. This income is primarily derived from surrender fees related to our fixed annuity products. The decline in revenue for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001, is primarily due to a lower volume of surrenders of policies underlying our Transamerica contract. Similarly, the volume of surrenders during the nine month periods ended September 30, 2002 and September 30, 2001 remained relatively constant, so there was little change in the amount of surrender fees received by us over those comparable periods.

     Claims and Policy Benefits. Claims and policy benefits for the three month periods ended September 30, 2002 and 2001 were $91,382,000 and $74,874,000, or
108% and 112%, respectively, of net premium. For the nine month periods ended September 30, 2002 and 2001, claims and policy benefits were $224,641,000 and $161,700,000, or 88% and 89% of net premium, respectively. During the three months ended September 30, 2002, we experienced an increase in the level of claims reported to us relative to the level of premiums reported to us and strengthened our reserves for guaranteed minimum death benefits by $7,760,000. In addition, we incurred additional costs in connection with Lincoln National's recapture of business it had previously ceded to us, effective August 1, 2002. We are currently in arbitration on another life reinsurance contract that has generated mortality experience beyond our pricing parameters, and is producing losses. If we are unable to rescind, recapture, reprice, or otherwise restructure this agreement, we may incur additional losses in future periods. Although we expect mortality to be fairly constant over long periods of time, it will fluctuate from period to period. For example, the three and nine months ended September 30, 2001 were adversely impacted by the World Trade Center tragedy. Reserves for future policy benefits are determined by claims reported from ceding companies, our aggregate experience, seasonal claim patterns and overall mortality trends.

     Interest Credited to Interest Sensitive Contracts Liabilities. Interest credited to Interest sensitive contract liabilities, which are liabilities we assume under certain annuity reinsurance agreements, for the three and nine month periods ended September 30, 2002 was $18,345,000 and $57,216,000, respectively, as compared with $14,401,000 and $30,490,000 for the comparable prior periods in 2001. Also included in Interest credited to interest sensitive contracts liability for the three and nine month periods ended September 30, 2002 are minimum interest guarantee payments of approximately $9,070,000 and $22,454,000, respectively, as compared to minimum interest guarantee payments of $4,400,000 and $9,300,000 for the comparable prior periods in 2001. The increases in the three and nine month periods ended September 30, 2002 were primarily caused by the aforementioned minimum guarantee payments and by growth in our reinsurance agreement with Ohio National.

     Policy Acquisition and Other Insurance Expenses. Policy acquisition and other insurance expenses, consisting primarily of allowances and amortization of deferred policy acquisition costs, for the three and nine month periods ended September 30, 2002 were $17,492,000 and $73,700,000, respectively, and $43,306,000 and $95,221,000 for the comparable prior periods in 2001. The nine months ended September 30, 2002 included the write down of $24,796,000 of deferred acquisition costs associated with our annuity reinsurance contract with Transamerica in the second quarter of 2002 due to the impact of expected minimum interest guarantee payments on our expected gross profits on the contract. Similarly, the nine month period ended September 30, 2001 included a write down of $34,500,000 of deferred acquisition costs associated with the same contract due to exposure to minimum interest guarantee payments and higher than expected lapse rates on the underlying policies.

     Collateral Costs. Collateral costs comprise fees charged by a reinsurer to provide cash deposits to us. These deposits are used to fund excess statutory reserve requirements of our clients and are recorded on our consolidated balance sheet as a deposit liability. These costs were $3,732,000 and $6,080,000 for the three and nine month periods ended September 30, 2002, respectively. The fees in connection with the facility are determined, in part, by the amount of the deposits received by us. The fees also have a variable component tied to LIBOR rates. In the third quarter of 2002, we entered into two interest rate swaps pursuant to which we effectively transferred a portion of the risk that these variable fees will increase to a third party. The cost of these swaps to us during the third quarter of 2002 was approximately $2,155,000, and is included in our collateral costs. That amount includes $2,005,000 related to the change in the fair value of the swap, which we record as an expense. Because the collateral funding facility was not in place until the fourth quarter of 2001, no costs were incurred for the nine months ended September 30, 2001.

     Operating Expenses. Operating expenses for the three months ended September 30, 2002 were $3,827,000 or 3.0% of total revenue (excluding the net change in fair value of embedded derivatives) compared with $2,479,000 or 2.5% of total revenue (excluding the net change in fair value of embedded derivatives) for three months ended September 30, 2001. Operating expenses for the nine months ended September 30, 2002 were $10,627,000 or 2.9% of total revenue (excluding the net change in fair value of embedded derivatives) compared with $7,833,000 or 3.0% of total revenue (excluding the net change in fair value of embedded derivatives) for the nine months ended September 30, 2001. We have incurred a higher than normal level of legal, consulting, audit, and other expenses during the three and nine month periods ended September 30, 2002 related to our efforts to raise capital and the review of our prior public filings by the Securities and Exchange Commission.

SEGMENT RESULTS

     During the first quarter of 2002, we began to separately track financial results of our life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in all products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk. In addition, as discussed in Note 4 to the financial statements included in this report, certain of our modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 -- Accounting for Derivative Instruments and Hedging Activities. The cumulative effect of the application of FAS 133 through January 1, 2001 and the change in the fair value of these embedded derivatives since that date are included in the annuity segment. Both the life and annuity segments have specific assets, liabilities, stockholders' equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders' equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in our portfolio and investment income on undeployed invested assets. Operating expenses are allocated to the segments proportionately based upon the amount of stockholders' equity deployed to the segment. We believe that investors will better understand our profitability, risk profile and capital deployment through this change.

     Life Segment. Our life segment is our largest segment as measured by profitability. Our life segment income (loss) for the three and nine month periods ended September 30, 2002 was $(10,150,289) and $3,490,363, compared with a loss of $(20,424,538) and $(8,913,265) for the comparable prior periods of 2001. The following table summarizes some of the significant items affecting life segment income:

                                 FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                 ---------------------------   -----------------------------
                                    2002           2001            2002            2001
                                 -----------   -------------   -------------   -------------
                                               (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
  World Trade Center...........  $        --   $(12,000,000)    $        --    $(12,000,000)
  Unrealized loss on interest
     rate swap.................   (2,005,000)            --      (2,005,000)             --
                                 -----------   ------------     -----------    ------------
Total of significant items.....  $(2,005,000)  $(12,000,000)    $(2,005,000)   $(12,000,000)
                                 ===========   ============     ===========    ============

     The three and nine month periods ended September 30, 2001 were significantly affected by the World Trade Center tragedy. We recorded an expense of $12,000,000 in the third quarter of 2001 in connection with claims we received as a result of that event. The three and nine month periods ended September 2002 were affected by an unrealized loss of $2,005,000 related to the change in fair value of two interest rate swaps entered into during the third quarter of 2002.

     In the third quarter of 2002, Lincoln National recaptured its life reinsurance contract with us. We incurred losses under this contract of $6,189,000 and $6,988,000 during the three and nine month periods ended September 30, 2002 as a result of mortality experience that was higher than we anticipated when we priced the contract and certain costs we incurred in connection with the recapture of the contract. We had also incurred losses under this contract of $7,883,000 during the three and nine month periods ended September 30, 2001 as a result of higher than anticipated mortality experience. Because the contract has been recaptured by Lincoln National, the contract will not have a negative effect on our net income in future periods.

     Segment Net loss also increased in the three month period ended September 30, 2002 relative to the comparable prior period in 2001 as a result of higher than anticipated mortality experience under certain of our life reinsurance contracts and variability in the timing of the receipt of premiums. We believe that some of the adverse mortality experience may be the result of the late reporting of claims by our cedents. Segment Net income (loss) for the nine month periods ended September 30, 2001 and 2002 were both negatively affected by adverse mortality experience on certain of our life reinsurance contracts, including our life reinsurance contract with Lincoln National.

     Segment revenues grew 32% to $86,708,000 from $65,951,000 in the three months ended September 30, 2002 compared to the comparable period of 2001, and 45% to $260,319,000 from $179,367,000 for the nine months ended September 30, 2002 compared to the comparable period of 2001. Our revenue growth was primarily related to a 42% growth in life premium to $246,899,000 during the nine months ended September 30, 2002, as compared to $174,236,000 during the nine months ended September 30, 2001, reflecting an increase of life reinsurance in force from $117 billion at December 31, 2001 to $151 billion at September 30, 2002. For both the three and nine month periods ended September 30, 2002, the balance of the growth in revenue was derived from investment income earned on the reinvestment of funds deposited with us by a third party reinsurer that we use to fund collateral requirements of our clients. However, diminishing investment returns due to the recent poor performance of the financial markets and our inability to access additional funds under our collateral funding facility due to, among other things, the uncompleted restatement of our financial statements, have caused life segment revenue growth to slow during the quarter ended September 30, 2002, and may adversely affect life segment revenue in the future. In addition, we have significant obligations coming due in the next several weeks and months that will require us to use most or all of any capital raised to satisfy these existing obligations rather than to collateralize new business.

     Segment policy benefits and expenses for the three months ended September 30, 2002 increased 12% to $96,858,000 from $86,376,000 in the comparable prior period of 2001, and 36% for the nine months ended September 30, 2002 to $256,829,000 from $188,281,000 for the comparable prior period of 2001. Both increases reflect the increase in premium volume and face amount of insurance in force. Segment benefits and expenses for the three and nine month periods ended September 30, 2002 include collateral costs of $1,576,000 and $6,080,000 associated with our collateral funding facility that were not present for the comparable periods in 2001. Overall expenses and benefits for the three and nine month periods ending September 30, 2002, excluding the impact of Lincoln National and the other life reinsurance contract that is currently in arbitration, were slightly higher than our expectations. A greater frequency or average higher size of death claims than we expected can cause us to pay greater death benefits, adversely affecting the profitability of our life reinsurance contracts. Even if total death benefits paid over the life of our life reinsurance contracts do not exceed the expected amount, unexpected timing of deaths can cause us to pay more death benefits in a given time period than expected, adversely impacting profitability in that period, as happened this quarter.

     For the nine months ended September 30, 2002 the life segment return on equity was 2.5% with a return on revenue of 1.3%.

     Annuity Segment. Our annuity segment contains the majority of our assets. While we would expect it be a small contributor to our net income, it contains significant volatility from two sources. First, under FAS 133 -- Accounting for Derivative Instruments and Hedging Activities we must value embedded derivatives in certain of our annuity reinsurance agreements. This unrealized change in the value of the derivative is reported in our income statement each quarter. The change in the value of the derivative can be large, and is driven by financial market conditions, most notably credit risk related changes. Second, our Transamerica annuity reinsurance contract has exhibited volatility due to write downs of our deferred acquisition cost balance which are based upon management's estimates of future investment performance and lapse experience. In 2001, we determined that our Transamerica annuity contract was in a loss position, and wrote down approximately $46,100,000 of deferred acquisition costs. We also purchased $10.0 million of reinsurance from a subsidiary of XL Capital, a related party, for a premium of $1.5 million, to provide an additional layer of protection against minimum interest guarantee payments under the Transamerica contract. During the second quarter of 2002, we wrote down an additional $24,796,000 of deferred acquisition costs based on revised estimates of expected gross profits on this contract. Our expected gross profits were reduced due to poor investment performance which triggered minimum interest guarantee payments under the contract. In estimating these write downs, we were required to make estimates, including estimates of future lapse rates on the underlying business and future investment income on the assets supporting this business, each of which impact our estimates of future minimum interest guarantee payments. Our annuity reinsurance contract with Transamerica is not expected to generate net income going forward. There can be no assurance that our estimates will prove to be accurate, and if they do not, we may be required to recognize additional losses.

     Our annuity segment loss for the three and nine month periods ended September 30, 2002 was $(18,346,000) and $(45,218,000), respectively, compared with a loss of $(25,386,000) and $(38,000,000) for the comparable prior periods of 2001. The following table summarizes the significant items affecting annuity segment income:

                                FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                      SEPTEMBER 30,                   SEPTEMBER 30,
                               ----------------------------   -----------------------------
                                   2002           2001            2002            2001
                               ------------   -------------   -------------   -------------
                                              (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
  Cumulative effect of a
     change in accounting
     principle...............  $         --   $         --    $         --    $ (3,665,735)
  Net change in fair value of
     embedded derivatives....   (13,277,823)    (5,265,396)    (18,254,530)     (3,567,342)
  Change in amortization of
     deferred acquisition
     costs related to
     embedded derivatives....     5,790,244        269,009       7,292,964       1,410,724
  Transamerica contract
     deferred acquisition
     cost write downs........            --    (19,157,798)    (24,796,000)    (34,538,991)
  Variable annuity minimum
     guarantee reserve
     strengthening...........    (7,760,000)            --      (7,760,000)             --
  Variable annuity minimum
     guarantee payments in
     excess of premiums......    (3,117,100)     1,364,121      (2,171,700)      3,735,923
                               ------------   ------------    ------------    ------------
Total of significant items...  $(18,364,679)  $(22,790,064)   $(45,689,266)   $(36,625,421)
                               ============   ============    ============    ============

     The cumulative effect of a change in accounting principle reflected in the nine month period ended September 30, 2001 is the result of our implementation of FAS 133 -- Accounting for Derivative Instruments and Hedging Activities as of the first quarter of 2001. Under FAS 133, we are required to carry the fair value of the embedded derivatives contained in certain of our annuity reinsurance contracts on our Balance Sheet, and unrealized changes in the fair value of those embedded derivatives are reflected in our net income. The change in fair value of the embedded derivatives is influenced by changes in credit risk, yield curve shifts, changes in expected future cash flows under the annuity reinsurance contracts and, to a lesser extent, interest rate changes. The change in fair value also impacts the emergence of expected gross profits under the contracts for purposes of amortizing deferred acquisition costs. During the three and nine month periods ended September 30, 2002, the fair value of the embedded derivatives declined significantly because of credit spreads widening in the sectors in which the underlying investments are held, particularly in the telecommunications and energy sectors. The unrealized losses on the fair value of the embedded derivatives in each of the three and nine month periods ended September 30, 2001 and 2002 resulted in lower amortization of deferred acquisition costs in those periods.

     The significant losses associated with the Transamerica contract during the nine months ended September 30, 2002 were the result of a write down of deferred acquisition costs of $24,796,000 in the second quarter of 2002. The write down was the result of the continued poor performance of the financial markets during the first half of 2002, which caused us to reassess the assumptions we used in estimating the impact expected future minimum interest guarantee payments would have on the profits arising from this contract. We recorded similar charges against our deferred acquisition cost asset of $34,500,000 during the nine month period ended September 30, 2001, $19,200,000 of which was recorded in the three month period ended September 30, 2001. A significant portion of the charges recorded in 2001 related to the high surrender rates on the polices underlying the contract, which caused us to review the recoverability of the deferred acquisition costs associated with this contract, and to expected minimum interest guarantee payments.

     We also recorded losses associated with our contracts that reinsure guarantees associated with variable annuity contracts, including guaranteed minimum death benefits, of $10,877,000 and $9,932,000 during the three and nine month periods ended September 30, 2002. These losses were the result of the protracted decline in the financial markets, which has caused the guaranteed minimum death benefits payable to the beneficiaries of certain policyholders to exceed the account values for such policyholders upon their death. These losses also include a $7,760,000 increase during the third quarter of 2002 in reserves for these guarantees, which we recorded in light of increasing claims activity in recent quarters.

     Total segment revenue for the three months ended September 30, 2002 declined 16% to $18,536,000, as compared to $22,025,000 for the three months ended September 30, 2001. Revenue for the nine months ended September 30, 2002 declined 2% to $66,846,000 from $68,325,000 for the nine months ended September 30, 2001. These declines are primarily related to the previously mentioned increases in embedded derivative losses, offset by increased investment income on our annuity reinsurance contract with Ohio National.

     Policy benefits and expenses for the annuity segment includes interest credited to policyholders, minimum interest guarantee charges, guaranteed minimum death benefit payments, segment specific expenses, and other allocated expenses. These expenses declined 22% to $36,882,000 for the three months ended September 30, 2002 compared to $47,411,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002 these expenses grew 9% to $112,065,000 from $102,659,000 for the nine months ended September 30, 2001. The primary components of these expenses are interest credited to policyholders and amortization of deferred acquisition costs. The nine month period ended September 30, 2001 includes write downs of deferred acquisition costs of approximately $34,500,000, including approximately $19,200,000 incurred in the three month period ended September 30, 2001, related to our Transamerica reinsurance contract because we determined that the deferred acquisition costs were not recoverable. The nine months ended September 30, 2002 includes the $7,760,000 increase in guaranteed minimum death benefit reserves recorded in the third quarter of 2002 and a $24,796,000 write down of deferred acquisition costs associated with our annuity reinsurance agreement with Transamerica recorded in the second quarter of 2002. The increase in policy benefits and expenses in the three and nine months ended September 30, 2002, as compared to the comparable prior period after the aforementioned adjustments, reflects an increase in minimum interest guarantee payments related to our Transamerica contract and interest credited to policyholders on our annuity contract with Ohio National.

     Our annuity segment is not performing well due to losses from embedded derivatives, guaranteed minimum death benefits and the Transamerica fixed annuity contract. Return on equity for the three and nine month periods ended September 30, 2002 was (71)% and (72)%, respectively.

     Corporate Segment. The corporate segment includes all capital gains and losses from our own portfolio, investment income on undeployed invested assets, and a proportionate share of operating expenses based upon how stockholders' equity is deployed to the life and annuity segments. As a result, the corporate segment, while small relative to our total company, will likely have volatile results. Segment income grew 199% to $9,350,000 for the three months ended September 30, 2002 compared to $3,130,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002 segment income grew 58% to $12,721,000 from $8,043,000 for the nine months ended September 30, 2001. The growth in corporate segment income was the result of net realized investment gains of $9,297,000 and $10,813,000 for the three and nine month periods ended September 30, 2002, as compared to $1,079,000 and $1,425,000, respectively, for the comparable prior periods of 2001.

     Expenses declined 19% to $1,037,000 for the three months ended September 30, 2002 compared to $1,273,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002 expenses declined 22% to $3,370,000 from $4,304,000 for the nine months ended September 30, 2001. Both declines were driven by the deployment of stockholders' equity to the life segment and, consequently, a greater allocation of overhead expenses to that segment.

FINANCIAL CONDITION

  INVESTMENTS

     Our investments are governed by investment guidelines established and approved by our board of directors. Our investment objectives are to achieve above average risk-adjusted total returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity, and match the cash flows of our investments to our related insurance liabilities. Our investment guidelines require our overall fixed income portfolio to maintain a minimum weighted average credit quality of "A." A fixed income security rated "A" by Standard & Poor's is considered to be somewhat susceptible to the adverse effects of changes in circumstances and economic conditions, however, the issuer's capacity to meet its financial commitment on the security is still considered to be strong. As of July 2002, our investment guidelines do not allow us to invest in fixed income securities that are rated below investment grade. We will not invest in any fixed income securities in emerging markets or securities which are not rated by a major rating agency.

     Our investment securities are managed by two professional investment advisors, Alliance Capital Management Corporation and Prudential Investment Corporation, each of which manages a segment of the portfolio. Our agreements with Alliance and Prudential may be terminated by either party with 45 days notice. The performance of Alliance and Prudential and the fees associated with the arrangements are periodically reviewed by our board of directors.

     At September 30, 2002, our invested assets, including cash and cash equivalents, had an aggregate fair value of $475,213,000, including unrealized gains of approximately $15,600,000. A significant portion of our invested assets are posted as collateral to secure our obligations under reinsurance agreements and letter of credit facilities and are invested predominately in high quality U.S. government and U.S. corporate fixed income securities with low to moderate durations. At September 30, 2002, our portfolio is comprised of fixed income securities with a weighted average credit quality rating of "AA" and a weighted average duration of 3.0 years.

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

Securities also may be sold prior to maturity to provide liquidity. As a result, our securities are classified as "available for sale" and are carried at fair value on our balance sheet.

     At September 30, 2002, $1,437,000 at fair value, or 0.40%, of our fixed income investments (0.38% of Stockholders Equity), consisted of below investment grade securities. The fair value of such investments may vary depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer. As noted above, our investment guidelines prohibit the purchase of below investment grade securities, as these investments are subject to a higher degree of credit risk than investment grade securities. We monitor the creditworthiness of the portfolio as a whole and when the fair market value of a security declines for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its net realizable value. At September 30, 2002, there was one impaired security in our portfolio, which was written down by $900,000 to a fair value of approximately $270,000.

     At September 30, 2002, mortgage backed securities represented approximately 12.4% of invested assets. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage backed securities include collateralized mortgage obligations ("CMO's") and mortgage backed pass-through securities. Mortgage backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in agency mortgage backed securities. Our mortgage backed securities portfolio had a weighted average investment quality rating of "AAA" at September 30, 2002.

     Our results of operations and our financial condition are significantly affected by the performance of our investments and by changes in interest rates. During a period of declining interest rates, if our investments are prematurely sold, called, prepaid or redeemed, we may be unable to reinvest the proceeds in securities of equivalent risk with comparable rates of return. During a period of rising interest rates, the fair value of our invested assets could decline. In addition, rising interest rates could also cause disintermediation, which in turn could cause us to sell investments at prices and times when the fair values of such investments are less than their amortized cost. We believe that our traditional life insurance liabilities are not highly interest rate sensitive and, therefore, the effects of fluctuating interest rates on these liabilities are not significant. For interest sensitive liabilities, we are primarily dependent upon asset/liability matching or other strategies to minimize the impact of changes in interest rates. If we do not appropriately match our asset management strategy to our obligations, we could sustain losses. We have engaged in hedging activities to mitigate the effects of asset/liability mismatches or interest rate changes on our balance sheet, and expect to do so in the future. Our results of operations and our financial condition are also significantly affected by the performance of assets held and managed by our ceding companies or others under modified coinsurance and coinsurance funds withheld arrangements, which are discussed below under "Funds Withheld at Interest -- Interest Sensitive Contracts Liability."

     The following table summarizes our investment results (excluding investment income on assets held and managed by our ceding companies or others) for the periods indicated.

                               INVESTMENT RESULTS

                                                             TWELVE MONTHS ENDED DECEMBER 31,
                                       NINE MONTHS ENDED    -----------------------------------
                                      SEPTEMBER 30, 2002       2001         2000        1999
                                      -------------------   ----------   ----------   ---------
                                                            (DOLLARS IN THOUSANDS)
Total invested assets, including
  cash and equivalents(1)...........       $475,213          $423,780     $321,819    $304,060
Investment income, net of related
  expenses..........................       $ 19,080          $ 20,165     $ 20,126    $ 20,483
Effective yield rate(2).............           5.28%             5.74%        6.85%       6.29%
Realized investment gains
  (losses)..........................       $ 10,813          $  1,230     $ (4,817)   $ (1,285)

---------------

(1) Fair value at end of the indicated period.

(2) The effective yield rate equals (i) net investment income divided by (ii) the average of total adjusted invested assets (fixed maturities at amortized cost, including assets on deposit with reinsurers) at the end of each calendar quarter included in the indicated period.

  FUNDS WITHHELD AT INTEREST -- INTEREST SENSITIVE CONTRACTS LIABILITIES

     At September 30, 2002, our Funds withheld receivable was $1,415,120,000. This receivable represents our share of our ceding companies' statutory reserves related to the policies underlying our annuity reinsurance agreements. The value of the ceding companies' statutory reserves, and consequently our Funds withheld receivable, is calculated by reference to the premiums received by the ceding company with respect to the policies covered by our annuity reinsurance contracts, plus all interest credited on those premiums, less any amounts paid to policyholders upon surrender of such policies. Under these arrangements, the premiums paid to a ceding company by underlying policyholders are held and managed by the ceding company or investment managers appointed by the ceding company. We are allocated our proportionate share of the investment income and realized capital gains and losses from those invested premiums.

     We currently have annuity reinsurance contracts with six ceding companies. At September 30, 2002, the premiums held and managed by our ceding companies were invested in convertible bonds and fixed income securities having a weighted average credit quality of "A" and a weighted average duration of 5.0 years. Also at September 30, 2002, approximately 4.0% of the premiums held and managed by our ceding companies were invested in below investment grade securities. The average yield rate earned on the invested premiums held and managed by our ceding companies was approximately 5.8% for the nine months ended September 30, 2002. At September 30, 2002, approximately 54% and 25% of our Funds withheld at interest asset represented receivables from Transamerica and Ohio National, respectively. The average yield rates earned on the assets funding our annuity obligations to Transamerica and Ohio National were approximately 3.8% and 7.8%, respectively, for the nine months ended September 30, 2002. For purposes of calculating the average yield rate earned on assets held and managed by our ceding companies, including Transamerica and Ohio National, we include net realized capital gains and losses as reported to us by our ceding companies in accordance with statutory accounting principles.

     The assets underlying the Transamerica contract are managed by AmerUS Capital Management, the investment manager appointed by IL Annuity and Insurance Company, the issuer of the annuity policies. At September 30, 2002, the assets funding the policyholder obligations under the contract had an average credit quality of "A-" and an average duration of 4.1 years. Also at September 30, 2002, approximately 67% of the assets underlying the contract were invested in convertible bonds, with the remaining 33% in fixed income securities. The value of convertible bonds is a function of their investment value (determined by yield in comparison with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and their conversion value (at market value, if converted into the underlying common stock). To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible bonds will be increasingly influenced by their conversion value. Consequently, the value of convertible bonds may be influenced by changes in the equity markets.

     According to data provided to us by Transamerica, at September 30, 2002 the assets held by IL Annuity and managed by AmerUS Capital were comprised of:

TYPE OF SECURITY                                 BOOK VALUE    MARKET VALUE   % OF TOTAL
----------------                                ------------   ------------   ----------
Convertible bonds.............................  $558,874,974   $512,621,786      67.2%
Investment grade U.S. corporate bonds.........   190,248,157    200,218,580      26.2%
Below investment grade U.S. corporate bonds...    41,097,061     36,312,346       4.8%
Short term securities.........................    13,897,670     13,897,670       1.8%
                                                ------------   ------------     -----
Total invested assets.........................  $804,117,862   $763,050,382     100.0%
                                                ============                    =====
Accrued investment income.....................                    6,473,818
                                                               ------------
Total market value, including accrued
  investment income...........................                 $769,524,200
                                                               ============

     According to data provided to us by Transamerica, at September 30, 2002 the credit ratings (as assigned by Standard & Poor's) of the assets (excluding accrued investment income) held by IL Annuity and managed by AmerUS Capital were approximately:

RATINGS                                          BOOK VALUE    MARKET VALUE   % OF TOTAL
-------                                         ------------   ------------   ----------
AAA...........................................  $101,531,499   $105,221,951      13.8%
AA............................................    86,022,763     84,112,943      11.0%
A.............................................   189,407,112    186,251,135      24.4%
BBB...........................................   386,009,827    351,142,087      46.0%
BB and below..................................    41,146,661     36,322,266       4.8%
                                                ------------   ------------     -----
Total invested assets.........................  $804,117,862   $763,050,382     100.0%
                                                ============                    =====
Accrued investment income.....................                    6,473,818
                                                               ------------
Total market value, including accrued
  investment income...........................                 $769,524,200
                                                               ============

     According to data provided to us by Transamerica, at September 30, 2002 the maturity distribution of the assets (excluding accrued investment income) held by IL Annuity and managed by AmerUS Capital was approximately:

MATURITY                                         BOOK VALUE    MARKET VALUE   % OF TOTAL
--------                                        ------------   ------------   ----------
Within one year...............................  $ 39,271,587   $ 39,342,099       5.2%
From one to five years........................   232,002,606    230,785,613      30.2%
From six to ten years.........................   195,625,045    190,359,956      24.9%
More than ten years...........................   337,218,624    302,562,714      39.7%
                                                ------------   ------------     -----
Total all years...............................  $804,117,862   $763,050,382     100.0%
                                                ============   ============     =====

     At September 30, 2002, the assets underlying the Ohio National contract were comprised entirely of U.S. corporate bonds. The bonds had a book value of $342,044,000 and a market value of $364,006,000 (including accrued investment income of $4,675,000). Also at September 30, 2002, the assets funding the policyholder obligations under the contract had an average credit quality of "A-" and an average duration of approximately 6.0 years.

     At September 30, 2002 the credit ratings (as assigned by Standard & Poor's) of the assets (excluding accrued investment income) held and managed by Ohio National were approximately:

RATINGS                                          BOOK VALUE    MARKET VALUE   % OF TOTAL
-------                                         ------------   ------------   ----------
AAA...........................................  $ 45,062,847   $ 47,418,937      13.0%
AA............................................    26,470,559     28,768,680       7.9%
A.............................................   122,424,148    135,247,823      37.2%
BBB...........................................   133,900,776    141,691,439      38.9%
Below BBB.....................................    14,185,775     10,879,191       3.0%
                                                ------------   ------------     -----
Total invested assets.........................  $342,044,105   $364,006,070     100.0%
                                                ============                    =====
Accrued investment income.....................                    4,674,586
                                                               ------------
Total market value, including accrued
  investment income...........................                 $368,680,656
                                                               ============

     According to data provided to us by Ohio National, at September 30, 2002 the maturity distribution of the assets (excluding accrued investment income) held and managed by Ohio National was approximately:

MATURITY                                         BOOK VALUE    MARKET VALUE   % OF TOTAL
--------                                        ------------   ------------   ----------
Within one year...............................  $  2,930,515   $  2,930,515       0.8%
From one to five years........................    14,916,040     12,147,255       3.3%
From six to ten years.........................   162,185,526    172,431,596      47.4%
More than ten years...........................   162,012,024    176,496,704      48.5%
                                                ------------   ------------     -----
Total all years...............................  $342,044,105   $364,006,070     100.0%
                                                ============   ============     =====

     Our remaining four annuity reinsurance contracts guarantee crediting rates that vary in amount and duration. At September 30, 2002, the assets funding the policyholder obligations under these contracts had an average credit quality of "A-" and an average duration of approximately 7.1 years.

     According to information provided by the ceding companies under these four annuity reinsurance contracts, at September 30, 2002 the assets held and managed by those ceding companies were comprised of:

TYPE OF SECURITY                                 BOOK VALUE    MARKET VALUE   % OF TOTAL
----------------                                ------------   ------------   ----------
Canadian provincial bonds.....................  $ 90,364,234   $ 95,318,003      30.0%
Investment grade US corporate bonds...........    85,237,284     88,990,403      28.0%
Investment grade UK corporate bonds...........    82,713,018     82,713,018      26.1%
Investment grade Canadian corporate bonds.....    24,034,560     24,767,271       7.8%
All other securities..........................    26,529,494     25,651,668       8.1%
                                                ------------   ------------     -----
Total invested assets.........................  $308,878,590   $317,440,363     100.0%
                                                ============                    =====
Accrued investment income.....................                    6,806,127
                                                               ------------
Total market value, including accrued
  investment income...........................                 $324,246,490
                                                               ============

     According to information provided by the ceding companies under these four annuity reinsurance contracts, at September 30, 2002 the credit ratings (as assigned by Standard & Poor's) of the assets (excluding accrued investment income) held and managed by those ceding companies were approximately:

RATINGS                                          BOOK VALUE    MARKET VALUE   % OF TOTAL
-------                                         ------------   ------------   ----------
AAA...........................................  $ 47,725,488   $ 48,285,677      15.2%
AA............................................    29,971,717     30,760,155       9.7%
A.............................................   166,986,792    174,887,133      55.1%
BBB...........................................    56,514,218     57,947,273      18.3%
BB and below..................................     7,680,375      5,560,125       1.7%
                                                ------------   ------------     -----
Total invested assets.........................  $308,878,590   $317,440,363     100.0%
                                                ============                    =====
Accrued investment income.....................                    6,806,127
                                                               ------------
Total market value, including accrued
  investment income...........................                 $324,246,490
                                                               ============

     According to information provided by the ceding companies under these four annuity reinsurance contracts, at September 30, 2002 the maturity distribution of the assets (excluding accrued investment income) held and managed by those ceding companies was approximately:

MATURITY                                         BOOK VALUE    MARKET VALUE   % OF TOTAL
--------                                        ------------   ------------   ----------
Within one year...............................  $ 16,101,151   $ 16,337,330       5.1%
From one to five years........................    71,589,567     74,101,141      23.3%
From six to ten years.........................    71,928,287     72,720,906      22.9%
More than ten years...........................   149,259,585    154,280,686      48.7%
                                                ------------   ------------     -----
Total all years...............................  $308,878,590   $317,440,363     100.0%
                                                ============   ============     =====

  LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity and capital resources are a measure of our overall financial strength and our ability to generate cash flows from our operations to meet our operating and growth needs. Our principal sources of funds are premiums received, net investment income, proceeds from investments called, redeemed or sold and cash and short term investments. The principal obligations and uses of the funds are the payment of policy benefits, acquisition and operating expenses and the purchase of investments. In addition, as a Bermuda reinsurer we are required to post collateral for the statutory reserves ceded to us by U.S. based insurers and reinsurers. Under the terms of our reinsurance agreements we are required to provide letters of credit or fund trust accounts with liquid assets to satisfy these collateral requirements. At both September 30, 2002 and December 31, 2001, letters of credit totaling $197 million had been issued by our bankers in favor of certain ceding insurance companies to provide security and meet regulatory requirements. At September 30, 2002 and December 31, 2001 letters of credit totaling $107 million and $112 million, respectively, were fully collateralized by our investments. At September 30, 2002 and December 31, 2001, investments of $310 million and $272 million, respectively, were held in trust for the benefit of certain ceding insurance companies to provide security and to meet regulatory requirements. For the nine months ended September 30, 2002, we generated $27,790,000 from our operating activities, substantially all of which has been posted as collateral to our cedents.

     Based on our projections of our ceding companies' statutory reserve cessions, in order to satisfy our obligations under our existing reinsurance agreements, we will need to post up to approximately $210.0 million of additional collateral by December 31, 2002. We will seek to meet or reduce these additional security requirements by negotiating the recapture, retrocession or sale of certain of our reinsurance agreements, accessing our collateral funding facility and/or by raising capital. We have not been able to successfully raise capital or access our collateral funding facility in recent months given, among other things, the uncompleted restatement of our financial statements for 2000 and 2001. If we are unable to meet the security requirements of our cedents, we may be required to cease writing new business and we may be in violation of our existing reinsurance contracts and become subject to the remedies set forth therein. Our cedents may also ask that the agreements be recaptured. These recaptures could result in losses, but could also improve our liquidity and our ability to meet the collateral requirements of our remaining cedents.

     We currently have unsecured letters of credit of approximately $49,000,000 outstanding under a letter of credit facility with Citibank. In October 2002, Citibank agreed to extend this unsecured letter of credit facility into next year in exchange for our agreement to secure, or otherwise eliminate, the letter of credit facility by June 30, 2003.

     As of September 30, 2002, we had $45,000,000 of unsecured letters of credit outstanding under a letter of credit facility with Manulife Financial that had been posted as security to allow our United States operating subsidiary to take credit on its statutory financial statements for reinsurance ceded to our Bermuda operating company. During October 2002, Manulife requested that the unsecured letters of credit it had issued on our behalf be secured. Consequently, in November 2002, our Bermuda operating subsidiary deposited $15,000,000 with our United States operating subsidiary as funds withheld. Further, one of our United States operating subsidiary's ceding companies has recaptured its contracts, reducing our subsidiary's collateral needs by an additional $15,000,000. We have committed to securing or eliminating the remaining $15,000,000 in letters of credit issued by Manulife under our letter of credit facility by December 31, 2002. Due to Manulife's request to secure its letter of credit facility and our inability thus far to post sufficient security for our United States operating subsidiary, the Connecticut Insurance Department has requested that all financial transactions, except those related to the normal course of business, between us and our United States operating subsidiary be preapproved by the insurance department.

     During 2001, we entered into a reinsurance agreement with a reinsurer to cede excess U.S. Statutory reserves (the amount by which the cedents U.S. Statutory reserves exceed our U.S. GAAP reserves for certain life insurance contracts subject to certain state statutory regulations known as Triple-X) to the reinsurer. Under the agreement, the reinsurer is obligated to fund the collateral requirements associated with these excess U.S. Statutory reserves by making cash deposits with us. As of September 30, 2002, we had received deposits of $147 million from the reinsurer. The reinsurer has the right to terminate the agreement with 180 days notice, which would require us to return all deposits. As part of this contract we deposited $41 million with the reinsurer, which is included in Deposits and other reinsurance receivables on our Balance Sheet. We receive the benefit of investment income from the investment of the funds received and our deposit with the reinsurer and we pay the third party reinsurer certain fees associated with the contract. These fees, in part, are determined by the amount of deposits received by us. The fees also have a variable component tied to LIBOR rates. In the third quarter of 2002, we entered into two interest rate swaps pursuant to which we effectively transferred a portion of the risk that these variable fees will increase to a third party. We are not currently able to access additional funds under this collateral funding facility.

     On March 1, 2002 we filed a shelf registration statement on Form S-3 to register under the Securities Act of 1933 $200,000,000 of senior debt to be sold in one or more transactions on a delayed basis. We do not currently expect to issue any of this debt in the near future.

     We have no material commitments for capital expenditures as of September 30, 2002, but as noted above, we have significant obligations coming due in the next several weeks and months that we will not be able to satisfy unless we are able to establish a new collateral funding facility, negotiate the recapture of, sell off or otherwise transfer certain of our reinsurance contracts that have significant collateral requirements or raise additional capital.

     In September 2002, we engaged Morgan Stanley to assist us in seeking to raise capital, and we have been in discussions with several parties regarding this and other strategic alternatives. There can be no assurances that our efforts to raise capital or pursue other strategic alternatives will be successful.

     On October 30, 2002, the board of directors declared a quarterly dividend of $.05 per share payable on November 28, 2002 to shareholders of record on November 15, 2002. The continued payment of dividends is dependent on the ability of our operating subsidiaries to achieve satisfactory underwriting and investment results, generate free cash flow and other factors determined to be relevant by our board of directors.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

     The Company and its representatives may from time to time make written or oral forward-looking statements, including those contained in the foregoing Management's Discussion and Analysis. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying certain important factors which could cause the Company's actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of the Company. The factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the Company's ability to attract and retain clients; a decline in the Company's financial ratings; the Company's ability to underwrite business; the Company's ability to raise sufficient capital to meet the collateral requirements associated with its current business and to fund the Company's continuing operations; changes in market conditions, including changes in interest rate levels; the ability of the Company's cedents to manage successfully assets they hold on the Company's behalf; unanticipated withdrawal or surrender activity; changes in mortality, morbidity and claims experience; the Company's success in managing its investments; the competitive environment; the impact of recent and possible future terrorist attacks and the U.S. government's response thereto; the loss of a key executive; regulatory changes (such as changes in U.S. tax law and insurance regulation which directly affect the competitive environment for the Company's products); and a prolonged economic downturn. Further information about these and other factors may be found in our Current Report on Form 8-K filed on November 19, 2002, as well as our other filings with the Securities and Exchange Commission. The Company cautions that the foregoing list of important factors is not intended to be, and is not, exhaustive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes since December 31, 2001 with respect to our market risk exposure described in our Annual Report on Form 10-K for the year ended December 31, 2001, as supplemented by our Current Report on Form 8-K, filed November 19, 2002. Please refer to "Item 7A: Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2001 and to "Item 5: Other Events and Required FD
Disclosure -- Business -- Quantitative and Qualitative Disclosures About Market Risk" in our Current Report on Form 8-K filed November 19, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

     In September 2002, following the resignation of the Company's Chief Executive Officer, the Company established a Transition Committee to oversee, on an interim basis, the management and operations of the Company pending his permanent replacement. The Transition Committee and the Company's Chief Financial Officer have conducted a review of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that review, the Transition Committee and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On January 21, 2002, we served written notice of arbitration in connection with our annuity reinsurance contract with Transamerica Occidental Life Insurance Company. In the arbitration, we were seeking monetary damages and/or equitable relief from Transamerica based on our claim that certain actions and/or omissions by Transamerica deprived us of the benefit of the reinsurance transaction. On November 8, 2002, we announced that our claim against Transamerica had been denied by the arbitration panel assigned to the matter. The arbitration panel upheld Transamerica's position that our annuity reinsurance contract was a valid and enforceable contract and that Transamerica had acted in a commercially reasonable manner.

     In May 2002, we served written notice of arbitration in connection with two life reinsurance agreements. During the third quarter of 2002, we settled our arbitration with Lincoln National, which recaptured the contract that had been the subject of the arbitration. The other arbitration is continuing.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 25, 2002 and September 30, 2002, we granted 133,500 and 267,500 common shares, respectively, to certain key employees pursuant to the terms of a restricted stock incentive compensation program. Issuance of the restricted stock required no investment decision on the part of the recipients. All award decisions were made by our Compensation Committee, which consists entirely of non-employee directors. If the grants were deemed to be a sale of securities under the Securities Act of 1933 (the "Act"), we believe such sales would be exempt from the Act pursuant to Section 4(2) thereof or Regulation S thereunder.

ITEM 5.  OTHER INFORMATION

     On September 12, 2002, we announced that Lawrence S. Doyle had retired from his position as our President and Chief Executive Officer and had resigned from his seat on our board of directors. We have engaged an executive search firm to help us identify an appropriate replacement for Mr. Doyle. Until an appropriate replacement is identified, a transition committee consisting of Frederick S. Hammer and Robert M. Lichten, each of whom is a director of our Company, will oversee our management and operations. Half of the supplemental director's fees payable to Messrs. Hammer and Lichten for their services on the Transition Committee will be paid instead to their regular employer in consideration of the substantial amount of time that each will dedicate to our Company until we secure an appropriate replacement for Mr. Doyle.

     In the third quarter of 2002, A.M. Best downgraded the financial strength ratings of Annuity and Life Reassurance and Annuity and Life Reassurance America from "A-" to "B++." The financial strength ratings of Annuity and Life Reassurance and Annuity and Life Reassurance America were also downgraded in the third quarter of 2002 by Standard & Poor's from "A-" to "BBB+" and from "A" to "BBB+" by Fitch Ratings. In addition, on November 22, 2002, Fitch Ratings further reduced our financial strength rating to "CCC." These downgrades in our ratings have adversely affected our ability to enter into new reinsurance treaties and raise capital. Further downgrades may adversely affect our ability to retain existing business, effectively preclude us from writing new business, and permit some of our ceding companies to terminate certain reinsurance agreements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits --

        10.1 Letter Agreement dated September 9, 2002 by and between Annuity and Life Re (Holdings), Ltd. and Frederick S. Hammer

        10.2 Letter Agreement dated September 9, 2002 by and between Annuity and Life Re (Holdings), Ltd. and Robert M. Lichten

     (b) Reports on Form 8-K -- None

                      ANNUITY AND LIFE RE (HOLDINGS), LTD.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Annuity and Life Re (Holdings), Ltd.

                                                /s/ FREDERICK S. HAMMER
                                          --------------------------------------
                                          Name:  Frederick S. Hammer
                                          Title:  Transition Committee Co-Chair

Date:  November 26, 2002

                                                 /s/ ROBERT M. LICHTEN
                                          --------------------------------------
                                          Name:  Robert M. Lichten
                                          Title:  Transition Committee Co-Chair

Date:  November 26, 2002

                                                   /s/ JOHN F. BURKE
                                          --------------------------------------
                                          Name:  John F. Burke
                                          Title:  Chief Financial Officer
                                          (Principal Accounting and Financial
                                          Officer)

Date:  November 26, 2002

                                 EXHIBIT INDEX

10.1  Letter Agreement dated September 9, 2002 by and between
      Annuity and Life Re (Holdings), Ltd. and Frederick S. Hammer
10.2  Letter Agreement dated September 9, 2002 by and between
      Annuity and Life Re (Holdings), Ltd. and Robert M. Lichten