Form 10-K/A
period 2001-12-31
ANNUITY & LIFE RE HOLDINGS LTD
filed 2003-03-21
CIK 1051628

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/ A-1

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13

OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-23625

ANNUITY AND LIFE RE (HOLDINGS), LTD.
(Exact Name of Registrant as Specified in Its Charter)

Bermuda (State or Other Jurisdiction of Incorporation or Organization)	Not Applicable (I.R.S. Employer Identification No.)
Cumberland House, 1 Victoria Street, Hamilton, Bermuda (Address of Principal Executive Offices)	HM 11 (Zip Code)
(441) 296-7667
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, $1.00 par value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     None

(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      As of March 7, 2002, the aggregate market value of Common Shares, $1.00 par value, held by non-affiliates was $354,180,000.

      As of March 7, 2002, 25,705,328 Common Shares, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

      Certain information required by Items 10, 11, 12 and 13 was incorporated by reference into Part III of the registrant’s Form 10-K from the registrant’s proxy statement for its 2002 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2001.

Explanatory Note

      This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is being filed to revise and supplement certain information provided in the original Form 10-K. In addition, we are revising our Annual Report on Form 10-K to include restated financial statements for the fiscal years ended December 31, 2001 and 2000. We are restating our financial statements for the fiscal year ended December 31, 2001 to reflect the bifurcation and separate accounting for embedded derivatives contained in certain of our annuity reinsurance contracts in accordance with Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities. In addition, we are reclassifying the $19,500,000 reserve component of a $33,000,000 charge taken in the fourth quarter of 2001 in connection with minimum interest guarantees on our largest annuity reinsurance contract as a reduction of our carried balance for deferred acquisition costs. Further, portions of the $33,000,000 charge, and a similar $24,700,000 charge taken in the third quarter of 2001 in connection with the same contract, are being allocated across certain prior quarters in 2001. The restated financial information for the fiscal year ended December 31, 2000 that is presented in this report and the accompanying financial statements recognizes certain minimum interest guarantee payments made during that year as an expense rather than as a reduction in our interest sensitive contracts liability. The impact of the restatement for the fiscal year ended December 31, 2000 was to reduce our previously reported net income by approximately $885,000, or 2.2%.

      Except for Note 18 to the Consolidated Financial Statements included in this Amendment No. 1 to our Annual Report on Form 10-K, this amendment does not update information that was presented in our original Annual Report on Form 10-K to reflect developments that have occurred since we filed the original Form 10-K.

      Additional information about our company can be found in the other filings we have made with the Securities and Exchange Commission.

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

      Reinsurance agreements may be written on an automatic treaty basis or facultative basis. An automatic treaty provides for a ceding company to cede contractually agreed-upon risks on identified types of business that meet established criteria to a reinsurer and binds that reinsurer to accept such risks without obtaining further approval from that reinsurer. Facultative reinsurance is the reinsurance of individual risks, which allows a reinsurer the opportunity to analyze and separately underwrite a risk before agreeing to accept the risk. Both automatic treaty and facultative reinsurance may be written on either a quota share basis, where a percentage of each risk in the reinsured class of risk is assumed by the reinsurer from the ceding company, or on an excess of retention basis, where the amount of risk of each life in excess of the ceding company’s retention is reinsured. Under either basis, premiums are paid to the reinsurer in proportion to the risk assumed by the reinsurer. Reinsurance can also be on an excess of loss basis, where a reinsurer indemnifies the ceding company for a portion of claims exceeding a specified amount retained by the ceding company in consideration of non-proportional premiums being paid to the reinsurer. The reinsurer’s obligation under an excess of loss contract may be limited to a specified amount of such excess claim.

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

      Our reinsurance treaties may provide for recapture rights, permitting the ceding company to reassume all or a portion of the risk ceded to us after an agreed-upon period of time (generally 10 years for our life reinsurance treaties), subject to certain other conditions. Some of our reinsurance treaties allow the ceding company to recapture the ceded risk if we fail to maintain a specified rating or if other financial conditions relating to us are not satisfied. Recapture of business previously ceded does not affect earned premiums paid to us prior to the recapture of such business and may involve the payment to us of a recapture fee. Nevertheless, we may be obligated to return unearned premiums or pay other penalties, and may also have to liquidate substantial assets in order to return the assets supporting the reserve liabilities. In addition, we would no longer be entitled to receive any investment income from the premiums paid by the policyholders underlying the recaptured business and, consequently, we may have to accelerate the amortization of any unamortized deferred acquisition costs associated with the recaptured business, which would reduce our earnings.

Risks Reinsured

      We write reinsurance with primary life insurance companies and other reinsurers. Our major business lines are traditional life reinsurance and annuity reinsurance, which expose us to the following categories of risks: (i) mortality, (ii) investment, (iii) persistency (or lapse) and (iv) expense.

      Mortality risk is the risk that death claims differ from what we expect. With respect to our life segment, a greater frequency or higher average size of death claims than we expected can cause us to pay greater death benefits, adversely affecting the profitability of our reinsurance contracts. Even if the total death benefits paid over the life of our contracts do not exceed the expected amount, unexpected timing of deaths can cause us to pay more death benefits in a given time period than expected, adversely impacting profitability in that period. For example, in the third quarter of 2001, we recorded an expense of $12,000,000 in connection with claims resulting from the attack on the World Trade Center, which had a significant effect on our net income for the three and nine month periods ended September 30, 2001. We try to address these risks by analyzing each block of business based on an evaluation of the ceding company’s underwriting efficacy, history, management, target market, concentration of risk, products and underwriting criteria relative to the industry. We target primarily “first dollar” quota share pools of top producing direct writing companies under which we participate proportionately with other reinsurers on all of the ceded risks, but not necessarily at the same pricing. We seek to mitigate our risk of exposure to any one block of business or any one individual life by typically requiring our ceding companies to retain at least 10% of every life insurance risk reinsured. We further address the risk of any one large claim by limiting our own net liability on any single-life risk to $1,000,000. Certain of the annuity policies we reinsure are in the payout phase, and are therefore subject to the risk that policyholders will survive for longer periods than we assumed when pricing the reinsurance contract. If policyholders live longer than we assumed, we may be required to pay greater than expected annuity payout benefits in future periods.

      We are subject to investment risk with respect to our own investments and with respect to the assets held and managed by our ceding companies or others under our modified coinsurance and coinsurance funds withheld arrangements. Our investments, which primarily consist of investment grade fixed income securities, are subject to interest rate and credit risk. Significant changes in interest rates expose us to the risk of earning less income during periods when interest rates are falling, or realizing losses if we are forced to sell securities during periods when interest rates are rising. We are also subject to prepayment risk on certain securities in our investment portfolio, including mortgage-backed securities and collateralized mortgage obligations, which generally prepay faster during periods of falling interest rates as the underlying mortgage loans are repaid and refinanced by borrowers in order to take advantage of lower interest rates. During periods when interest rates have risen or are rising, the rate of prepayments on these types of securities will decelerate, effectively extending maturities and increasing the potential for losses.

      Our cedents have approximately $1.5 billion in assets that are held and managed by or for them under our modified coinsurance and coinsurance funds withheld arrangements. While we do not own these assets, they are used to fund our obligations under our annuity reinsurance contracts. We record a receivable called “Funds withheld at interest” based on the amounts due to us under theses contracts and are exposed to the risks associated with the securities the assets supporting the receivable are invested in. Those assets are primarily invested in fixed income securities and, with respect to our largest annuity reinsurance contract, in investment grade convertible bonds. The fixed income securities in which the assets are invested are subject to risks similar to those described above with respect to our own investments. The value of convertible bonds in which these assets are invested is a function of their investment value (determined by comparing their yield with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and their conversion value (their market value if converted into the underlying common stock). The investment value of convertible bonds is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline, and by the credit standing of the issuer and other factors. The conversion value of convertible bonds is determined by the market price of the underlying common stock. If the conversion price is above the market value of the underlying common stock, the price of the convertible bonds is governed principally by their investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible bonds will be increasingly influenced by their conversion value. Consequently, the value of convertible bonds may be influenced by changes in the equity markets.

      We are also subject to investment risk based on the difference between the interest rates earned on the investments managed by us or our ceding companies and the credited interest rates paid under policies reinsured by us. Both rising and declining interest rates can affect the income we derive from these interest rate spreads. During periods in which prevailing market interest rates are falling, any new investments made in fixed income securities to replace investments that mature or are prepaid will likely bear lower interest rates, reducing our investment income. We may not be able to fully offset the decline in our investment income with lower crediting rates on our contracts for the reinsurance of annuities or life insurance policies with cash value components. During periods of rising interest rates, our ceding companies may need to increase the crediting rates on the annuities or life insurance policies with cash value components that we reinsure. We may not, however, be able to acquire investments with interest rates sufficient to offset these increased crediting rates. Significant declines in the financial markets generally also increase our investment risk, because the return we receive on our assets may not be sufficient to fully offset the cost of benefits due under certain reinsured policies. Certain policy benefits, such as guaranteed minimum death benefits, “ratchet” up the death benefit when policyholder account values increase, but do not reduce the death benefit when policyholder account values decrease. During periods in which the general value of the financial markets and policyholder account values are falling, claims from such guaranteed minimum death benefits increase because the spread between the policyholder account value and the ratcheted-up death benefit increases. Further, because the premiums charged for such benefits are based on policyholder account values, we would receive reduced premiums for this benefit when financial markets are declining.

      We may use interest rate swaps and other hedging instruments as tools to mitigate the effects of asset/liability mismatches or the effect of interest rate changes on our Balance Sheet. In general, however, we have not hedged our investment risk, but we may do so in the future.

      Persistency or lapse risk is the risk that policyholders maintain their policies for different periods of time than expected. This includes policy surrenders and policy lapses. Surrenders are the voluntary termination of a policy by the policyholder, while lapses are the termination of the policy due to non-payment of premium. Surrender and lapse rates that are higher than what we assumed when pricing a contract can cause us to increase the rate of amortization of our deferred acquisition costs for the annuity policies and certain types of life insurance that we reinsure, which would adversely affect our results of operations. If the actual surrender and lapse rates remain too high for too long, as has been the case with our annuity reinsurance contract with Transamerica Occidental Life Insurance Company, we may conclude that the contract could be unprofitable over its expected lifetime, and we could be required to write down our deferred acquisition costs. Surrenders also usually involve the return of the policy’s cash surrender value to the policyholder, which reduces the asset base on which we earn investment income and, in some cases, premiums. In addition, with respect to our Transamerica contract, a surrendering policyholder is entitled to a guaranteed minimum interest rate on his or her invested premiums, and we are required to pay our proportionate share of any shortfall between that guaranteed amount and the actual value of the policyholder’s account. We have been required to make significant minimum interest guarantee payments under this contract, as discussed below. During periods in which the financial markets are falling, increases in partial surrenders under certain reinsurance policies do not reduce the guaranteed minimum death benefits we are obligated to pay by the same proportion by which the premiums supporting the guaranteed minimum death benefit obligations are reduced. The risk of partial surrenders impacting our guaranteed minimum death benefit obligations may have an effect on the profitability of our largest reinsurance contract reinsuring such benefits.

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

Business Written

      The following table sets forth selected information for the indicated periods concerning our insurance operations:

Policy Revenues, Insurance In Force and Annuity Reinsurance Deposits

	Twelve Months Ended December 31,

	2001	2000	1999

Policy revenues
Life reinsurance
First year	$94,746,734	$55,047,163	$72,268,437
Renewal	141,607,931	96,151,918	28,566,570
Annuity reinsurance	15,438,572	17,204,941	—

Total	$251,793,237	$168,404,022	$100,835,007

Insurance in force at end of period (in thousands)	$117,400,000	$77,019,000	$45,407,000

Annuity reinsurance deposits	$1,519,596,075	$1,597,928,818	$1,603,382,955

      Our life reinsurance segment is the reinsurance of ordinary life insurance, primarily for mortality risks. Ordinary life reinsurance generally is the reinsurance of individual term life insurance policies, whole life insurance policies, and joint and survivor insurance policies on yearly renewable term basis. In addition, we reinsure the mortality risk inherent in universal life insurance policies, variable universal life insurance policies and variable life insurance policies.

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

      Certain policies reinsured by us guarantee the policyholder a crediting rate beyond the initial policy year, including those policies covered by our annuity reinsurance contract with The Ohio National Life Insurance Company. In addition to the lifetime minimum guaranteed interest rate required under state law, the Ohio National policies reinsured by us guarantee a crediting rate to the policyholders for a six year period. The crediting rate for the first year of the six year period is established at the discretion of Ohio National, subject to the lifetime minimum guaranteed interest rate required under state law. For the remainder of the six year period, each year’s crediting rate is guaranteed to exceed the prior year’s actual crediting rate by 0.15%. Our reinsurance agreement with Ohio National indicates that, at the expiration of the initial six year period, Ohio National intends to begin a new six year period with the first year’s crediting rate established at the discretion of Ohio National and guaranteed to increase by 0.15% in each subsequent year of the period. For the fiscal year ended December 31, 2001, the average crediting rate of the policies underlying the Ohio National contract was 5.55%. The average yield rate on the assets managed by Ohio National that are funding these policyholder obligations for the fiscal year ended December 31, 2001 was 7.91%. The Ohio National reinsurance contract is our second largest annuity reinsurance contract and represented approximately 15% of our Funds withheld receivable as of December 31, 2001.

      Under our Transamerica annuity reinsurance contract, the minimum interest guarantee provisions take effect when the policyholder dies, his or her policy annuitizes or his or her policy is surrendered. Our aggregate minimum interest guarantee exposure under this contract equals our proportionate share of the amount by which each policyholder’s premiums deposited compounded at the minimum guarantee interest rate exceeds the policyholder’s actual account value. The actual account value is calculated after expenses are deducted from the gross investment returns and such expenses generally accrue at a rate of approximately 2.75% of the assets annually. Our minimum interest guarantee exposure is calculated on a policyholder by policyholder basis. The amount by which the value of certain policyholder accounts exceeds the minimum guarantee amount with respect to those accounts does not offset our exposure to the amount by which the value of other policyholder accounts is less than the minimum guarantee amount with respect to such other accounts. This exposure generally arises during periods in which investment returns fall near or below the minimum guaranteed rate, as has occurred in recent years.

      If we conclude that we are exposed to minimum interest guarantees under a reinsurance agreement, we then estimate the expected minimum interest guarantee payments that we may be required to make by projecting the anticipated future investment performance of the assets supporting the policyholder accounts and by applying projected surrender, annuitization and mortality assumptions to the exposed amounts. Because we assume that the investment performance of the underlying assets will exceed the minimum guaranteed interest rate on the underlying annuity policies over their life, we anticipate that any minimum interest guarantee exposure we have will decrease over time. The amount of expected minimum interest guarantee payments is therefore dependent upon our estimate of the number of policyholders that will die, annuitize or surrender their policy prior to the value of the underlying assets increasing to a level where it equals or exceeds the policyholders’ minimum guarantee amounts. Our minimum interest guarantee exposure can increase during any period in which the actual investment performance of the underlying assets less expenses lags the minimum guaranteed interest rate.

      We also reinsure certain guarantees associated with variable annuity contracts, including guaranteed minimum death benefits, enhanced earnings benefits and guaranteed minimum income benefits. Under contracts with a guaranteed minimum death benefit, a policyholder’s beneficiary is entitled upon the policyholder’s death to receive the greater of the policyholder’s account value or a guaranteed minimum benefit payment. The majority of the guaranteed minimum death benefit contracts we reinsure are written on a “ratchet” basis, which means that the guaranteed minimum death benefit payable to the policyholder’s beneficiary equals the highest policyholder account value achieved over the course of the contract, as measured annually on each anniversary date of the policy until the policyholder reaches the attained age under the policy (typically 80 years of age). Other guaranteed minimum death benefit contracts are written on a “roll-up” basis, which means that the guaranteed minimum death benefit equals the premiums paid by the policyholder compounded at a defined interest rate (typically 3% to 6%), which accrues until the policyholder reaches the attained age or the roll-up death benefit reaches a predetermined amount, typically double the premiums paid. Some policies offer an enhanced version of the guaranteed minimum death benefit, under which the policyholder’s beneficiary receives the greater of the actual cash value, the ratcheted value or the roll-up value. Such policies may be particularly disadvantageous to us in light of the recent extended decline in the financial markets. Regardless of whether a policy is written on a ratchet or a roll-up basis, if the policyholder survives beyond the policy maturity date, which is typically when the policyholder reaches 90 years of age, he or she is no longer entitled to receive the guaranteed minimum death benefit amount. Before that time, the issuer of the policy bears the risk that protracted under-performance of the financial markets could result in guaranteed minimum death benefits payable to the policyholder’s beneficiary upon the policyholder’s death that are higher than the actual policyholder account value. As a reinsurer, we are obligated to reimburse the issuer of such policies for our share of any shortfall between the guaranteed minimum death benefit amount and the actual policyholder account values upon death.

      We have two large contracts reinsuring guaranteed minimum death benefits. As of December 31, 2001, the guaranteed minimum death benefit amount at risk (i.e., the amount by which guaranteed death benefits exceed related account values) under our largest such contract was approximately $502 million. Also as of December 31, 2001, the guaranteed minimum death benefit amount at risk under the other such contract was between $17 million and $79 million, depending on the resolution of a dispute between our ceding company under the contract and one of the primary carriers from which it had assumed risk. These amounts are an aggregate measure of our exposure to guaranteed minimum death benefits assuming 100% mortality experience at December 31, 2001. Our expected liability for future guaranteed minimum death benefit payments, based on our mortality assumptions, is substantially less. Because the premium paid to the ceding company under our largest such reinsurance agreement, and to us under that reinsurance agreement, is derived from asset-based charges levied against the account value, there may be circumstances during periods of reduced performance in the financial markets when we could be under compensated for reinsuring the guaranteed minimum death benefit. Under our largest such reinsurance agreement, we are subject to additional risks beyond those described above when the underlying policies are partially surrendered. Unlike the policies underlying the other such reinsurance contract, the policies underlying our largest such agreement provide that the guaranteed minimum death benefit is not proportionally reduced when a policyholder withdraws some, but not all, of the policy value (a partial surrender), but rather is reduced on a dollar for dollar basis. As a result, partial surrenders of those underlying policies do not reduce the guaranteed minimum death benefits we are obligated to pay by the same proportion by which the premiums supporting the guaranteed minimum death benefit obligations are reduced. However, under that same reinsurance agreement, the maximum amount of guaranteed minimum death benefit payments we would have to make in a calendar year would be limited to no more than 2% of the aggregate account values of all of the underlying policyholders in that calendar year. Any partial surrenders of the underlying policies will reduce the aggregate account values and may lower the amount of payments we could be required to make. The account values would, however, have to decline substantially for the 2% cap to have any meaningful effect.

      Policies with the enhanced earnings benefit provide that if a policyholder dies prior to the maturity date of his or her policy, the issuer of the policy will pay the policyholder’s beneficiary the death benefit otherwise payable under the policy plus an additional amount generally equal to 25% to 40% of the actual increase in the policyholder’s account value. The enhanced earnings benefit is designed to increase the total payments to the policyholder with an amount sufficient to pay income taxes on the increase in the account value. Our net amount at risk under our largest reinsurance contract reinsuring this benefit at December 31, 2001 was insignificant.

      Policies providing a minimum income benefit entitle a policyholder to purchase a lifetime annuity payment stream after the expiration of a stipulated waiting period of at least 7 years based upon the initial premium paid by the policyholder compounded at a predetermined rate, usually 3% or 6%, depending on the age of the policyholder. The annuity purchase rate used to calculate the income stream the policyholder is entitled to receive is a predetermined rate that is based upon more conservative investment and mortality assumptions than would otherwise be used to calculate prevailing annuity purchase rates following the expiration of the waiting period. We are subject to investment risk to the extent that investment returns on the assets supporting the liabilities under these policies will not be sufficient to fund the payment stream the policyholder is entitled to receive. However, because the annuity purchase rates applicable to the guaranteed minimum income benefits are often less favorable than prevailing annuity purchase rates when the underlying policy annuitizes, policyholders may receive a preferable stream of annuity payments using the actual account value at prevailing annuity purchase rates as opposed to utilizing the predetermined guaranteed minimum income benefit purchase rate under the policy. To the degree this occurs, any difference in annuity purchase rates will offset the investment risk. Because none of the guaranteed minimum income benefit policies we reinsure have reached the end of the stipulated waiting period, we cannot estimate accurately the effect the unfavorable annuity purchase rates will have on policyholders’ desire to utilize this benefit under various market conditions.

Underwriting

      We have developed underwriting guidelines with the objective of controlling the risks of the reinsurance policies we write as well as to determine appropriate pricing levels. As our business and staff have grown, we have incorporated peer review procedures to enhance our pricing and risk management controls. Subject to the approval of our board, the guidelines may be amended from time to time in response to changing industry conditions, market developments, changes in technology and other factors.

      In implementing the underwriting guidelines, we utilize an underwriting team to seek opportunities with acceptable risk/return profiles. We determine whether to assume any particular reinsurance business by considering many factors, including the type of risks to be covered, actuarial evaluations, historical performance data for the cedent and the industry as a whole, the cedent’s retention, the product to be reinsured, pricing assumptions, underwriting standards, reputation and financial strength of the cedent, the likelihood of establishing a long term relationship with the cedent and the market share of the cedent. Pricing of our reinsurance products is based on actuarial and investment models which incorporate a number of client specific factors including mortality, expenses, demographics, persistency and investment returns, and macroeconomic factors, such as inflation, industry regulation, taxation and capital requirements.

      The majority of our policy revenues with respect to ordinary life and annuity reinsurance are written on an automatic treaty quota share basis with a focus on large blocks of business where the underlying policies meet our underwriting criteria. To a lesser extent, we may enter into facultative reinsurance arrangements with primary insurers when we have their automatic treaty reinsurance business. We generally require ceding companies to retain at least 10% of every life insurance risk reinsured and we limit our own net liability on any single-life risk to $1,000,000.

      The reinsurance agreements typically remain in force for the life of the underlying policies reinsured. However, some agreements allow the ceding company to recapture (reassume) all or a portion of the risk formerly ceded to us subject to certain conditions. Recapture is a variable considered when pricing a reinsurance agreement.

Transamerica Contract

Historical Impact

      Our largest annuity reinsurance contract, which was effective as of September 30, 1998, is with Transamerica Occidental Life Insurance Company. The contract is a retrocessional reinsurance arrangement covering VisionMark fixed annuity products issued by IL Annuity and Insurance Company. Since the middle of 1999, the surrender rate of the VisionMark policies has been higher than we had anticipated when pricing the reinsurance contract. We made numerous requests to Transamerica over the past two years to address the surrender problem with IL Annuity, but the problem has remained unresolved. Although we had previously increased the rate of amortization of our deferred acquisition costs associated with this contract in light of the higher than expected surrender rates, during the third quarter of 2001 we initiated a review of the recoverability of the deferred acquisition costs associated with this contract utilizing revised assumptions for expected future returns on invested assets and persistency rates. This review ultimately resulted in the

$24,700,000 write down of deferred acquisition costs in the third quarter of 2001. As discussed in greater detail below, we also recorded significant expenses and charges associated with minimum interest guarantees under this contract in the fourth quarter of 2001. In connection with the restatement of our financial statements, portions of the charges originally recorded in the third and fourth quarters of 2001 have been allocated to prior quarters in 2001, and we have recognized $2,800,000 of minimum interest guarantee payments made during 2000 as an expense rather than as a reduction in our interest sensitive contracts liability. See Note 2 of our Notes to Consolidated Financial Statements for more information regarding the restatement.

      The VisionMark products are based on a total return strategy and allow the policyholder to allocate their premium payments to different asset classes within IL Annuity’s general account. The VisionMark contracts are credited with interest at rates that are guaranteed by IL Annuity. If a policyholder surrenders, a total return adjustment is made to the policyholder’s account value based upon the total return on the selected asset class within the general account assets. The effect of the total return adjustment is to adjust the policyholder’s account value to reflect actual asset performance. The total return adjustment is made for a policyholder when his or her funds are accessed upon surrender or annuitization of the policy. None of the annuity products we reinsure allow the policyholders to direct the investment of the underlying premiums. However, the VisionMark policyholders are able to select the category of assets to which the crediting rate of their policies are linked.

      The following table sets forth certain financial information relating to our annuity reinsurance contract with Transamerica from its inception in 1998 through December 31, 2001, after giving effect to the restatement of our financial statements for the fiscal years ended December 31, 2000 and 2001.

	Funds Withheld	Interest Sensitive	Deferred Acquisition
Period	at Interest Asset	Contracts Liability	Cost Asset	Contract Income

December 31, 1998	$1,200,101,268	$1,283,675,809	$156,044,683	$2,242,600
December 31, 1999	1,514,093,530	1,593,873,272	201,473,796	13,591,600
December 31, 2000	1,242,788,747	1,305,877,473	159,438,128	14,982,540
December 31, 2001	962,303,099	990,567,504	84,754,222	(52,045,952)

      The first column in the table is the amount of the Funds withheld at interest asset associated with the Transamerica contract that was included on our Balance Sheet at the end of each of the periods indicated. The Funds withheld at interest asset is a receivable equal to our portion of Transamerica’s statutory reserves related to the underlying policies. The second column sets forth our Interest sensitive contracts liability included on our Balance Sheet at the end of each of the periods indicated. This is our proportionate share of the liability to policyholders for their account values. The third column sets forth the value of the deferred acquisition cost asset related to the Transamerica contract at the end of each period indicated. When we write a reinsurance contract, a portion of the acquisition costs (primarily commissions) associated with the new business is capitalized. The resulting deferred acquisition costs asset is recorded on our Balance Sheet and amortized over future periods based on our estimates of expected gross profits from the contract. The amounts deferred vary with the structure, size and type of contract written. For our investment related products, we adjust our amortization when we revise our estimate of expected gross profits, as we did with the Transamerica contract in the third and fourth quarters of 2001. The effects of such adjustments are typically reflected in our earnings in the period in which we revise our estimates of expected gross profits. However, in connection with the restatement of our financial statements for the fiscal year ended December 31, 2001, we have allocated a portion of the charges recorded in the third and fourth quarters of 2001 across prior quarters in 2001 based upon information that is now available to us regarding minimum interest guarantee payments that were made under the Transamerica contract in 2001. The final column sets forth net income relating to the contract for each of the periods indicated.

      The Funds withheld at interest asset associated with the Transamerica contract has been a significant portion of our total assets since the contract’s inception, representing 70.3% of our total assets at December 31, 1998 and 41.6% of our total assets at December 31, 2001. In similar fashion, the Interest sensitive contract liability associated with the contract has been a significant portion of our total liabilities, representing 96.4% of our total liabilities at December 31, 1998 and 51.9% of our total liabilities at December 31, 2001. Net income attributable to the contract peaked at 38.1% of our total net income for the year ended December 31, 2000. The deferred acquisition costs associated with the contract have declined from over 97% of our total Deferred policy acquisition costs at December 31, 1998 and 1999 to 40.5% of our total Deferred acquisition costs at December 31, 2001.

Minimum Interest Guarantees

      As with the holders of other single premium deferred annuity policies, a VisionMark policyholder is guaranteed a minimum return of premiums paid plus a guaranteed minimum interest rate of 3% to 3.5% per annum over the life of the policy. During 2001, we paid approximately $13,500,000 under our annuity reinsurance contract with Transamerica to cover our proportionate share of the shortfall that arose because the net investment returns on the assets related to these policies substantially underperformed the minimum interest guarantees for surrendered policies. In addition, during 2001, we recorded a charge of approximately $19,500,000 related to expected future minimum interest guarantees. The $13,500,000 expense for minimum interest guarantees for the year ended December 31, 2001 is comprised of payments of $1,600,000, $3,300,000, $4,400,000, and $4,200,000 with respect to the first, second, third, and fourth quarters of 2001, respectively. Although certain of those payments were actually made in prior quarters of 2001, we originally recorded the full expense and the related $19,500,000 charge for expected future minimum interest guarantee payments in the fourth quarter because that was the quarter in which we first received data that enabled us to estimate these payments accurately. We have now restated our financial statements for the fiscal year ended December 31, 2001 to record the $13,500,000 expense in the quarterly periods in 2001 in which the payments were made. In addition, as part of the restatement of our financial statements for the fiscal year ended December 31, 2001, portions of the $19,500,000 charge originally taken in the fourth quarter of 2001, and a similar charge of $24,700,000 taken in the third quarter of 2001, have been allocated to prior quarters of 2001. We have also restated our financial statements for the fiscal year ended December 31, 2000 to record approximately $2,800,000 of minimum interest guarantee payments that were made in 2000.

      We have received monthly settlement reports from Transamerica since the inception of the contract, but those reports did not disclose minimum interest guarantee payments as a separate line item. Instead, the minimum interest guarantee payments were included as a small percentage of the “Total Benefits Paid” line item on the settlement reports. We reviewed the monthly settlement reports received from Transamerica and analyzed policyholder surrenders and settlements, as well as the performance of the investments underlying our obligations under the contract. In addition, periodic conference calls were held with Transamerica to discuss significant developments under the contract, as well as mutually agreed upon plans for future management activities relating to the contract. These settlement reports, together with our supplemental analysis and discussions with Transamerica, formed the basis for reporting financial results under the contract. As is customary in the reinsurance industry, particularly for retrocessionaires, we relied on Transamerica and IL Annuity to monitor investment performance, surrenders and other activity under the contract and advise us of trends and developments, including whether minimum interest guarantee payments were being made. We were not specifically informed by Transamerica that minimum interest guarantee payments had been made until the third quarter of 2001, and, consequently, did not know that monthly cash settlements with Transamerica included a minimum interest guarantee payment component until that time.

      We periodically requested additional information from Transamerica since the contract’s inception, including information related to possible minimum interest guarantee payments, and Transamerica did deliver a file in June 2000 that contained the information needed to estimate expected minimum interest guarantee payments as of December 31, 1999. At the time, we believed that the financial results under the contract were being adversely affected by high surrender rates on the underlying policies, but we did not believe that we had any meaningful exposure to minimum interest guarantee payments. Using assumptions based on information available to us at the time this file was received, the file indicated that expected minimum interest guarantee payments would have been approximately $100,000 as of December 31, 1999, which is consistent with our belief at the time that our exposure to minimum interest guarantee payments was not significant. Further, based on data now available to us, we do not believe that the amount of these potential payments increased significantly during the course of 2000.

      During the fourth quarter of 2000, we entered into discussions with Transamerica relating to the possibility of auditing IL Annuity’s experience relating to the policies underlying our reinsurance contract with Transamerica, primarily to understand the reasons for the continuing higher than expected surrender rates for those polices and what was being done to address the same, as well as to review the validity of unexpected increases in asset management expenses under the contract. Under our reinsurance treaty with Transamerica, we did not have a direct right to audit IL Annuity’s records. Therefore, over the following months, we worked together with Transamerica to organize an on-site audit of IL Annuity’s records related to the contract, which was conducted in the Summer of 2001. The audit did not detect the potential liability for minimum interest guarantee payments because it focused on the reasons for the higher than expected surrender rates and the increases in asset management expenses, which ultimately were the subjects of arbitration entered into with Transamerica.

      We also did not believe that we had any liability for minimum interest guarantee payments because from the inception of the contract through the first three quarters of 2000, the investment performance of the assets supporting the liabilities under the Transamerica contract had generally exceeded or was only slightly less than the minimum guaranteed interest rate. During October and November of 2000, the performance of the assets did decline significantly, but rebounded in December 2000 and January 2001. Subsequent to January 2001, the assets began producing negative returns. In light of this declining performance, our pricing actuary for this contract began to focus on the possibility that minimum interest guarantee payments might be being made by IL Annuity, and he questioned Transamerica as to whether minimum interest guarantee payments were causing unanticipated shifts in the monthly cash flows at the end of the second quarter of 2001. He was advised by Transamerica that it did not think that the shift in cash flows was the result of minimum interest guarantee payments.

      As noted above, our primary basis for reporting the financial results under the Transamerica contract was the monthly settlement reports that were provided to us by Transamerica, along with our supplemental analysis of the monthly settlement reports and discussions held with Transamerica about those reports. Until the third quarter of 2001, based on our inquiries of Transamerica and our review of and discussions regarding the monthly settlement reports, we did not believe that any minimum interest guarantee payments had been made under the contract or that a separate analysis of our potential liability for minimum interest guarantee payments was necessary. We were notified by Transamerica in September 2001 that minimum interest guarantee payments had been made under this contract, but that Transamerica was unable to quantify the amount or timing of the payments made. Therefore, we requested additional detailed information regarding the payments that had been made and our exposure to future minimum interest guarantee payments. Between November 7, 2001 and December 5, 2001, we received files containing detailed policyholder information that enabled us to perform our own analysis of our minimum interest guarantee obligations and to estimate expected future minimum interest guarantee payments. Using these files and with the assistance of third-party consultants, we developed, refined and tested models to estimate past minimum interest guarantee payments and expected future minimum interest guarantee payments.

      We now receive a file each month containing information to monitor our minimum interest guarantee exposure on the Transamerica contract. In addition, Transamerica began reporting minimum interest guarantee information to us in its December 2001 settlement report, which was received by us in January 2002.

Policy Benefit Liabilities

      Policy benefit liabilities comprise the majority of our financial obligations. Policy benefit liabilities for our products other than annuities and interest sensitive contracts are based upon our estimates of mortality, persistency, investment income and expenses, with allowances for adverse deviation. The liabilities for policy benefits established by us with respect to individual risks or classes of business may be greater or less than those established by our ceding companies due to their use of different mortality and other assumptions. Policy benefit liabilities for annuities and interest sensitive products are reported at the accumulated fund balance of these contracts. Policy benefit liabilities include both mortality and morbidity claims in the process of settlement and claims that have been incurred but not yet reported. Actual experience in a particular period may be worse than assumed experience and, consequently, may adversely affect our operating results for the period.

Investments

Invested Assets

      Our investments are governed by investment guidelines established and approved by our Board of Directors. Our investment objectives are to achieve above average risk-adjusted total returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity, and match the cash flows of our investments to our related insurance liabilities. Our investment guidelines require our overall fixed income portfolio to maintain a minimum weighted average credit quality of “A.” A fixed income security rated “A” by Standard & Poor’s is considered to be somewhat susceptible to the adverse effects of changes in circumstances and economic conditions, however, the issuer’s capacity to meet its financial commitment on the security is still considered to be strong. As of December 31, 2001, our investment guidelines allowed us to invest in fixed income securities that are rated below investment grade, but limit these investments to 10% of our invested assets. We will not invest in any fixed income securities in emerging markets or securities which are not rated by a major rating agency.

      Our investment securities are managed by two professional investment advisors, Alliance Capital Management Corporation and Prudential Investment Corporation, each of which manages a segment of the portfolio. Our agreement with Alliance may be terminated by either party with 30 days notice and our agreement with Prudential may be terminated by either party with 45 days notice. The performance of Alliance and Prudential and the fees associated with the arrangements are periodically reviewed by our Board of Directors.

      At December 31, 2001, our invested assets, including cash and cash equivalents, had an aggregate fair value of approximately $423,780,000, including unrealized gains of approximately $6,418,000. At December 31, 2001, our portfolio was comprised of fixed income securities with a weighted average credit quality rating of “AA+” and a weighted average duration of 3.7 years.

      Our results of operations and our financial condition are significantly affected by the performance of our investments and by changes in interest rates. During a period of declining interest rates, if our investments are prematurely sold, called, prepaid or redeemed, we may be unable to reinvest the proceeds in securities of equivalent risk with comparable rates of return. During a period of rising interest rates, the fair value of our invested assets could decline. In addition, rising interest rates could also cause disintermediation, which in turn could cause us to sell investments at prices and times when the fair values of such investments are less than their amortized cost. We believe that our traditional life insurance liabilities are not highly interest rate sensitive and, therefore, the effects of fluctuating interest rates on these liabilities are not significant. For interest sensitive liabilities, we are primarily dependent upon asset/ liability matching or other strategies to minimize the impact of changes in interest rates. If we do not appropriately match our asset management strategy to our obligations, we could sustain losses. We have generally not engaged in hedging activities to mitigate the effects of asset/ liability mismatches or interest rate changes on our Balance Sheet, although we may do so in the future. Our results of operations and our financial condition are also significantly affected by the performance of assets held and managed by our ceding companies or others under modified coinsurance and coinsurance funds withheld arrangements, which are discussed below under “Funds Withheld at Interest.”

Funds Withheld at Interest

      Our annuity reinsurance agreements generally cover individual single premium deferred annuity policies and are structured as modified coinsurance or coinsurance funds withheld arrangements. In these types of arrangements, the ceding company invests the premiums received from policyholders or engages an investment manager to do so, credits interest to policyholders’ accounts, processes surrenders and engages in other activities with respect to the administration of the policies. The ceding company is also required to carry reserves for these annuity policies based upon certain statutory rules in the state in which the ceding company is domiciled. The underlying investments purchased with the premiums received from policyholders support these statutory reserves.

      When the ceding company enters into a modified coinsurance or coinsurance funds withheld arrangement with us, a portion of the ceding company’s liability to the policyholders or, in the case of a retrocessional arrangement, the primary insurer, is ceded to us. Our arrangements are generally on a quota share basis, so the portion that is ceded to us is a fixed percentage of the liabilities arising from the underlying policies. Our share of the ceding company’s liability is included on our Balance Sheet as “Interest sensitive contracts liabilities.” However, unlike other reinsurance arrangements in which we receive cash or investments as consideration for assuming a portion of the ceding company’s liability, under these types of arrangements, we establish a receivable called “Funds withheld at interest” that is equal to our fixed portion of the statutory reserves carried by the ceding company. We are then allocated our share of the investment income and realized capital gains and losses that arise from the securities in the investment portfolio underlying the statutory reserve.

      We have annuity reinsurance contracts with six ceding companies. At December 31, 2001, our Funds withheld receivable related to such contracts had a carrying value of approximately $1.5 billion. Our contracts with Transamerica and Ohio National accounted for approximately 80% of our Funds withheld at interest receivable as of that date. At December 31, 2001, the assets held and managed by our ceding companies were invested in convertible bonds and fixed income securities having a weighted average credit quality of “A” and a weighted average duration of 5.0 years. In addition, at December 31, 2001 approximately 4.0% of such assets were invested in below investment grade securities. The average yield rates earned on the assets held and managed by our ceding companies was approximately 4.59% for the year ended December 31, 2001. The average yield rates earned on the invested premiums funding our annuity obligations to Transamerica and Ohio National were approximately 3.94% and 7.91%, respectively, for the year ended December 31, 2001. For purposes of calculating the average yield rate earned on assets held and managed by our ceding companies, including with respect to the Transamerica and Ohio National contracts, we include net realized capital gains and losses as reported to us by our ceding companies in accordance with statutory accounting principles. The performance of these assets depends to a great extent on the ability of the ceding company or its investment managers to make appropriate investments and match asset and liability duration exposure. If these assets do not achieve investment returns at rates sufficient to meet our obligations on the underlying policies, we could experience unexpected losses. For example, under our annuity reinsurance agreement with Transamerica, the minimum interest guarantees on the underlying policies have exceeded the underlying policyholder account values due to poor investment performance, and we have been forced to fund our proportionate share of the shortfall out of our general assets, which has resulted in significant losses.

      Our policy is to seek counterparties for our annuity reinsurance treaties that have strong financial strength and credit ratings. Although such ratings are assigned by independent ratings agencies and are generally regarded as reliable, there can be no assurance that they accurately reflect the financial condition of any of our counterparties. At December 31, 2001, approximately $962 million of our Funds withheld at interest receivable and $991 million of our Interest sensitive contracts liability related to our reinsurance contract with Transamerica, which is a retrocessional reinsurance arrangement covering policies issued by IL Annuity. Transamerica’s agreement with IL Annuity is also structured on a modified coinsurance basis, so IL Annuity maintains ownership and control of the assets supporting our obligations to Transamerica. IL Annuity has financial strength or claims paying ratings of “A,” “A” and “AA-” from A.M. Best, Standard & Poor’s and Fitch Ratings, respectively. Transamerica has financial strength or claims paying ratings of “A+,” “AA+,” “Aa3” and “AA+” from A.M. Best, Standard & Poor’s, Moody’s and Fitch Ratings, respectively. At December 31, 2001, approximately $227 million of our Funds withheld at interest receivable (excluding the fair value of the embedded derivatives) and $227 million of our Interest sensitive contracts liability related to our reinsurance contract with Ohio National. Ohio National has financial strength or claims paying ratings of “A+,” “AA,” “A1” and “AA” from A.M. Best, Standard & Poor’s, Moody’s and Fitch Ratings, respectively.

      Under the terms of our annuity reinsurance treaties, mutual debts and credits are offset between us and the counterparties to each treaty as part of a monthly net settlement process. The terms of our annuity reinsurance treaties and applicable state insurance insolvency laws also allow us to offset of mutual debts and credits between us and the counterparties to each treaty in the event of a counterparty’s insolvency. Therefore, if a counterparty were to become insolvent, we are entitled to offset our Funds withheld at interest receivable against our Interest sensitive contracts liabilities to such counterparty. Separate financial statements for Transamerica, IL Annuity or Ohio National are not included in this report as information related to the financial condition or results of operations of those companies is not meaningful to our investors because we do not have any material counterparty risk to those companies. The investment policies, strategies or results for the general account assets of such companies are not meaningful to our investors in analyzing the investment risk related to the assets managed by those companies (or their investment advisors) that fund our annuity obligations under our reinsurance contracts. However, information regarding the types, ratings and maturities of the securities that fund our annuity obligations to Transamerica and Ohio National is presented under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Transamerica” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Ohio National,” respectively, to assist our investors. In addition, we have provided information regarding the investment objectives and guidelines followed with respect to the investment of the assets supporting our obligations under those contracts.

Embedded Derivatives

      We have concluded that there are embedded derivatives within the Funds withheld at interest receivable related to certain of our annuity reinsurance contracts written on a modified coinsurance or coinsurance funds withheld basis that require bifurcation and separate accounting under Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities. These embedded derivatives are similar to a total return swap arrangement on the underlying assets held by our ceding companies. The net fair value of these embedded derivatives is classified as part of our Funds withheld asset on our Balance Sheet. We have developed a cash flow model with the assistance of outside advisors to arrive at an estimate of the fair value of this total return swap that uses various assumptions regarding future cash flows under the affected annuity reinsurance contracts. The change in fair value of these embedded derivatives is recorded in our statement of operations as Net change in fair value of embedded derivatives, which is a non cash item. The change in fair value of these embedded derivatives also impacts the emergence of expected gross profits for purposes of amortizing deferred acquisition costs associated with these contracts. The application of this accounting policy has increased the volatility of our reported earnings. While we have made an estimate of the fair value of these embedded derivatives using a model that we believe to be appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, it is possible that we may modify our methodology. Changes in our assumptions and industry standards could have a significant impact on the fair value of the embedded derivatives and our reported earnings. We do not bifurcate and separately account for the embedded derivatives contained in certain of our contracts, including our Transamerica annuity reinsurance agreement, because we acquired those agreements prior to the transition date elected by us under FAS 133, as amended by FAS 137. Because of the nature of the assets underlying our Transamerica contract, which were roughly 69% convertible bonds at December 31, 2001, the bifurcation and separate accounting for the embedded derivatives contained in that contract would add significant volatility to our reported results.

Competition

      The reinsurance industry is highly competitive. In our target market of North America, we compete with approximately 20 reinsurers, both domestic and foreign, of annuity or life insurance products. These competitors primarily reinsure life insurance and health insurance risks and, to a lesser degree, annuity risks. Many of these competitors are well established, have significant operating histories, strong financial ratings, long-standing client relationships and substantially greater financial and management resources than we do.

      Reinsurers compete on the basis of many factors, including premium charges, terms and conditions of reinsurance policies, financial ratings, reputation, claims adjudication philosophy and general industry experience. We believe that our primary competitors include Transamerica Occidental Life Insurance

Company, Reinsurance Group of America, Inc., ING Reinsurance, Employers Reassurance Corporation and Swiss Reinsurance. However, within the reinsurance industry, our competitors can change from year to year.

Financial Ratings

      A.M. Best has assigned a financial strength rating of “A” to Annuity and Life Reassurance and Annuity and Life Reassurance America. A.M. Best has announced that these ratings are under review with negative implications. Annuity and Life Reassurance and Annuity and Life Reassurance America have also received an “A” rating from Standard & Poor’s, which has placed both companies on CreditWatch with negative implications. Annuity and Life Reassurance has been rated “A” by Fitch Ratings, which also has a negative ratings outlook. A downgrade in any of our ratings would adversely affect our ability to sell products and retain existing business. In particular, it is a condition in some of our reinsurance treaties that we maintain certain minimum credit ratings of “A-.”

Employees

      As of December 31, 2001, we had fourteen employees located in Bermuda and nine employees located in the United States.

Regulation

     Bermuda

      Annuity and Life Reassurance is licensed as a long-term insurer under the Bermuda Insurance Act of 1978, as amended, and related regulations (collectively, the “Insurance Act”). The Insurance Act, which regulates the insurance business of Annuity and Life Reassurance, provides that no person shall carry on an insurance business in Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the “Authority”). The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Bermuda Minister of Finance may impose at any time.

      The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Authority powers to supervise, investigate and intervene in the affairs of insurance companies. Some of the significant aspects of the Bermuda insurance regulatory framework are set forth below.

      Classification of Insurers. The Insurance Act distinguishes between insurers carrying on long term business and insurers carrying on general business. Because Annuity and Life Reassurance has been incorporated to provide reinsurance of annuity and life insurance related risks, it is registered as a long term insurer.

      Cancellation of Insurer’s Registration. An insurer’s registration may be cancelled by the Authority on certain grounds specified in the Insurance Act. These grounds include failure of the insurer to comply with its obligations under the Insurance Act or, if in the opinion of the Authority, the insurer has not been carrying on business in accordance with sound insurance principles.

      Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, which are required to be filed annually with the Authority in Bermuda. The independent auditor of the insurer must be approved by the Authority and may be the same person or firm that audits the insurer’s financial statements and reports for presentation to its shareholders. Annuity and Life Reassurance’s independent auditor is KPMG.

      Approved Actuary. Annuity and Life Reassurance, as a registered long term insurer, is required to submit an annual actuary’s certificate when filing its Statutory Financial Return. The actuary’s certificate must state whether or not, in the opinion of the insurer’s approved actuary, the aggregate amount of the liabilities of the insurer in relation to long term business as at the end of the relevant year exceeded the aggregate amount of those liabilities as shown in the insurer’s statutory balance sheet. The approved actuary, who will normally be a qualified life actuary, must be approved by the Authority. Annuity and Life Reassurance’s approved actuary is Robert P. Mills.

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

      Annual Statutory Financial Return. Annuity and Life Reassurance is required to file with the Registrar of Companies in Bermuda a Statutory Financial Return no later than four months after its fiscal year-end (unless specifically extended). The Statutory Financial Return includes, among other matters, a report of the approved independent auditor on the Statutory Financial Statements of the insurer, a solvency certificate, Statutory Financial Statements, and a certificate of the approved actuary. The solvency certificate must be signed by our principal representative, two directors of the insurer, and our independent auditor. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the Statutory Financial Return.

      Supervision, Investigation and Intervention. The Authority may appoint an inspector with extensive powers to investigate the affairs of an insurer. In order to verify or supplement information otherwise provided to the Authority, the Authority may direct an insurer to produce documents or information relating to matters connected with the insurer’s business.

      If it appears to the Authority that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Authority may, among other things, direct the insurer (i) not to take on any new insurance business, (ii) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, (iii) not to make certain investments, (iv) to realize certain investments, (v) to maintain, or transfer to the custody of a specified bank, certain assets, (vi) not to declare or pay any dividends or other distributions or to restrict the making of such payments, and/or (vii) to limit its premium income.

      Under the Insurance Act, an insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of Annuity and Life Reassurance is at our offices in Hamilton, Bermuda, and Lawrence S. Doyle, our President and Chief Executive Officer, is the principal representative of Annuity and Life Reassurance. Without a reason acceptable to the Authority, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days notice in writing to the Authority is given of the intention to do so. It is the duty of the principal representative, within 30 days of reaching the view that there is a likelihood of the insurer becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to make a report in writing to the Authority setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Authority relating to a solvency margin or liquidity or other ratio.

      Certain Bermuda Law Considerations. We have been designated as non-resident for exchange control purposes by the Authority whose permission for the issue and transfer of our common shares has been obtained. This designation allows us to engage in transactions, or to pay dividends to non-residents of Bermuda who are holders of our common shares, in currencies other than the Bermuda Dollar.

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

      As “exempted companies,” Annuity and Life Re (Holdings) and Annuity and Life Reassurance are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but as exempted companies they may not participate in certain business transactions, including (i) the acquisition or holding of land in Bermuda (except that required for our business and held by way of lease or tenancy for terms of not more than 21 years) without the express authorization of the Bermuda legislature, (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Bermuda Minister of Finance, (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities, or (iv) the carrying on of business of any kind in Bermuda, including insuring domestic risks, except in furtherance of their business carried on outside Bermuda, and, in the case of Annuity and Life Reassurance, reinsuring any long term business risks undertaken by any company incorporated in Bermuda and permitted to engage in the insurance and reinsurance business, or under a license granted by the Bermuda Minister of Finance.

     United States

      General. Our Bermuda operating subsidiary, Annuity and Life Reassurance, is not licensed or admitted as an insurer in any state of the United States and is not directly subject to regulation in any state of the United States. The insurance laws of each state in the United States regulate the sale of insurance and reinsurance within their jurisdiction by reinsurers, such as Annuity and Life Reassurance, which are not licensed or admitted to do business within such jurisdiction. Annuity and Life Reassurance conducts its business through its Bermuda office. Annuity and Life Reassurance does not maintain an office, and its personnel do not solicit, advertise, settle claims or conduct other activities which may constitute the transaction of the business of insurance, in any jurisdiction in which it is not licensed or otherwise authorized to engage in such activities.

      Our United States operating subsidiary, Annuity and Life Reassurance America, Inc. is licensed and authorized to conduct life insurance business in over 40 states of the United States and the District of Columbia. The insurance laws and regulations, as well as the supervisory authority that may be exercised by the various insurance departments in the United States, vary by jurisdiction, but generally grant broad powers to supervisory agencies or regulators to examine and supervise insurance companies and insurance holding companies with respect to the conduct of their insurance business. These laws and regulations generally require insurance companies to meet certain solvency standards, asset tests, standards of business conduct, guarantee fund assessments, and to file certain reports with regulatory authorities, including information concerning their capital structure, ownership, and financial condition. The insurance laws of Connecticut have the most significant impact on Annuity and Life Reassurance America because that is its state of domicile.

      Annuity and Life Re America, Inc. (our U.S. holding company) is domiciled in Delaware and regulated as a Delaware corporation. The Delaware insurance holding company system laws and regulations generally do not apply to Annuity and Life Re America, Inc. because it is not an insurer and because Annuity and Life Reassurance America is not required to register with the Delaware Insurance Commissioner under applicable provisions of such laws and regulations. The books and records of Annuity and Life Re America may be subject to inspection by the Connecticut insurance regulators because Annuity and Life Re America is an affiliate of Annuity and Life Reassurance America, which is subject to Connecticut’s holding company laws.

      The Connecticut insurance laws (applicable to Annuity and Life Reassurance America) require that transactions between or among Annuity and Life Reassurance America and any of its affiliates, including the payment of ordinary dividends to shareholders, shall be subject to the following requirements: (i) the terms shall be fair and reasonable; (ii) charges or fees for services performed shall be reasonable; (iii) expenses incurred and payment received shall be allocated to Annuity and Life Reassurance America in conformity with customary insurance accounting practices consistently applied; (iv) the books, accounts and records of each party shall be so maintained as to clearly and accurately disclose the precise nature and details of the transactions; and (v) Annuity and Life Reassurance America’s surplus shall be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. In addition, notice to the Connecticut Insurance Commissioner, and sometimes the Commissioner’s approval, is required prior to Annuity and Life Reassurance America entering into certain transactions with its affiliates.

      Current Connecticut law permits the payment of ordinary shareholder dividends or distributions, the fair market value of which, together with that of other dividends or distributions made during the preceding twelve months, does not exceed the greater of (i) 10% of Annuity and Life Reassurance America’s statutory surplus as regards policyholders as of the immediately preceding December 31, or (ii) statutory net gain from operations for the immediately preceding calendar year, excluding pro rata distributions of any class of Annuity and Life Reassurance America’s own securities. Any proposed dividend in excess of this amount is considered an “extraordinary dividend” and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved by the Connecticut Insurance Commissioner. In addition, except as otherwise provided by law, no dividend or other distribution exceeding an amount equal to Annuity and Life Reassurance America’s “earned surplus” may be paid without the prior approval of the Connecticut Insurance Commissioner.

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

      Credit for Reinsurance. In addition to the regulatory requirements imposed by the jurisdictions in which a reinsurer is licensed, a reinsurer’s business operations are affected by regulatory requirements in other jurisdictions in which ceding companies are domiciled governing “credit for reinsurance” which are imposed on its ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for policy reserves, claims and other amounts ceded to such reinsurer. Many jurisdictions permit ceding companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted reinsurers only if adequate security is posted. Because our operating subsidiary Annuity and Life Reassurance is not licensed, accredited or approved in any jurisdiction except Bermuda, its reinsurance contracts typically require it to post a letter of credit or other security. At December 31, 2001, a significant portion of our invested assets were posted as collateral to secure our obligations under reinsurance agreements and letter of credit facilities. If we are unable to fund these collateral requirements in the future, our ability to operate our business will be limited.

Item 6.     Selected Financial Data

      The following table sets forth selected financial data and other operating information. The selected financial data have been derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

	For the Year Ended December 31,

	2001	2000	1999	1998

	(As restated)(1)	(As restated)(1)
Income Statement Data
Revenues
Net premiums	$251,793,237	$168,404,022	$100,835,007	$27,943,890
Investment income, net of related expenses	91,128,696	136,648,327	85,089,811	24,130,550
Net realized investment gains (losses)	1,230,038	(4,817,121)	(1,284,769)	2,673,281
Net change in fair value of embedded derivatives	5,029,027	—	—	—
Surrender fees and other revenues	18,519,701	6,915,870	3,215,429	311,243

Total Revenues	$367,700,699	$307,151,098	$187,855,478	$55,058,964

Benefits and Expenses
Claim and policy benefits	$216,025,010	$132,810,192	$79,953,160	$23,297,115
Interest credited to interest sensitive products	49,258,418	65,842,303	22,312,684	1,989,000
Policy acquisition costs and other insurance expenses	127,780,549	58,985,523	42,200,688	6,541,872
Operating expenses	11,552,418	10,411,344	7,685,802	4,219,360

Total Benefits and Expenses	$404,616,395	$268,049,362	$152,152,334	$36,047,347

Net (loss) income before cumulative effect of a change in accounting principle	$(36,915,696)	$39,101,736	$35,703,144	$19,011,617
Cumulative effect of a change in accounting principle(2)	(3,665,735)	—	—	—

Net (loss) income	$(40,581,431)	$39,101,736	$35,703,144	$19,011,617

Basic (loss) income per common share, before cumulative effect of a change in accounting principle	$(1.45)	$1.53	$1.40	$0.81
Basic (loss) income per common share	$(1.59)	$1.53	$1.40	$0.81
Diluted (loss) income per common share, before cumulative effect of a change in accounting principle	$(1.45)	$1.42	$1.31	$0.76
Diluted (loss) income per common share	$(1.59)	$1.42	$1.31	$0.76
Dividends per common share	$0.20	$0.16	$0.16	$0.04
Weighted average shares outstanding	25,602,664	25,499,999	25,499,999	24,020,999

	For the Year Ended December 31,

	2001	2000	1999	1998

	(As restated)(1)	(As restated)(1)
Balance Sheet Data (in thousands)
Invested assets, including cash and cash equivalents	$423,780	$321,819	$304,060	$342,614
Funds withheld	$1,489,689	$1,530,110	$1,532,653	$1,200,101
Total assets	$2,310,773	$2,226,602	$2,056,086	$1,706,510
Stockholders’ equity	$402,189	$440,330	$392,055	$375,340

Other Financial Data
Book value per common share(3)	$15.65	$17.27	$15.37	$15.63
Life insurance in force (in thousands)	$117,400,000	$77,019,000	$45,407,000	$22,538,000

(1)	See Note 2 of “Notes to Consolidated Financial Statements.”

(2)	Cumulative effect of a change in accounting principle reflects our application of FAS 133 — Accounting for Derivative Instruments and Hedging Activities which requires bifurcation and separate accounting for embedded derivatives contained in certain of our annuity reinsurance agreements. The fair value of these embedded derivatives at January 1, 2001 was an unrealized loss of approximately $3,666,000 and the change in fair value of these embedded derivatives during 2001 was a gain of $5,029,000. An adjustment of $1,320,000 was also made to increase the amortization of deferred acquisition costs as a result of such gain, resulting in a net gain of $43,000 to net income for 2001.

(3)	Book value per share is computed by dividing stockholders equity at the end of the period by the number of common shares then outstanding.

PART II

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following analysis of our consolidated financial condition and results of operations should be read in conjunction with “Selected Financial Data” and the consolidated financial statements and accompanying notes included elsewhere in this report. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions developed by our management. Any adjustments to the reported bases of assets or liabilities resulting from changes in estimates are reflected in earnings in the period the estimates are revised. Certain management estimates are based, in part, on information provided by ceding companies. Our ceding companies periodically update, refine and revise the reinsurance information they provide to us. This revised data is reflected in earnings as changes in estimates.

Forward Looking Statements

      With the exception of historical information, the matters contained in the following analysis are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Such statements may include, but are not limited to, projections of earnings, revenues, income or loss, capital expenditures, plans for future operations and financing needs or plans, as well as assumptions relating to the foregoing. The words “expect”, “project”, “estimate”, predict”, “anticipate”, “believes”, and similar expressions are also intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. We assume no obligation to update any forward-looking statement to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

      Factors that could cause our actual results of operations or financial condition to differ from those described in this report include, but are not necessarily limited to, the following:

•	A decline in our financial ratings would adversely affect our business. Insurers and reinsurance intermediaries use insurance ratings as an important means of assessing the financial strength and quality of reinsurers. A.M. Best has assigned an “A” rating to Annuity and Life Reassurance and Annuity and Life Reassurance America. A.M. Best has announced that our rating is under review with negative implications. Our subsidiaries, Annuity and Life Reassurance and Annuity and Life Reassurance America have received an “A” rating from Standard & Poor’s, which has placed both companies on CreditWatch with negative implications. Annuity and Life Reassurance has been rated “A” by Fitch Ratings, which also has a negative ratings outlook. A downgrade in any of our ratings would adversely affect our ability to sell products and retain existing business. In particular, it is a condition in some of our reinsurance treaties that we maintain certain minimum credit ratings of “A-.”

•	We face significant competition from major U.S. and non-U.S. reinsurers, many of which are well established and have substantially greater financial, marketing and management resources than we do. Competition in the reinsurance business is based on many factors, including premium charges, reputation, financial strength, terms and conditions of products offered, financial ratings, claims adjudication philosophy and general industry experience. If we are unable to maintain or increase our position in the market our business could be adversely affected. Furthermore, because we rely on a small number of clients, our business is more susceptible to the adverse effects of competition from other reinsurers.

•	Management of our underwriting risk is critical to the success of our business. In particular, we structure our investments to match our anticipated liabilities under reinsurance policies. If our calculations with respect to our reinsurance liabilities are incorrect, or if we improperly structure our investments to match such liabilities, we could have unexpected losses, including losses resulting from forced liquidation of investments prior to their maturity.

•	Our success is dependent on our ability to manage our investment risks. The success of our investment strategy may be affected by general economic conditions, which can adversely affect the markets for interest-rate-sensitive securities and equity securities, including the level and volatility of interest rates and the extent and timing of investor participation in these markets. Unexpected volatility or illiquidity in the markets in which we directly or indirectly hold positions could adversely affect our business. Our investment guidelines permit us to make some investments in below investment grade fixed income securities. While any investment carries some risk, the risks associated with lower-rated securities generally are greater than the risks associated with investment grade securities. We may also seek to hedge the equity related investment risk associated with our products. If we fail to match the equity related asset risk accurately with the equity related liabilities we could be exposed to the volatility of the equity markets. This could result in losses, which, in turn could adversely affect our business.

•	All of the assets supporting our funds withheld receivable related to our annuity reinsurance agreements are held and managed by our cedents or by investment managers appointed by our cedents. The performance of these assets, therefore, depends to a great extent on the ability of our cedents, or our cedents’ investment managers, to make appropriate investments. If these assets do not accumulate at rates sufficient to meet minimum guarantees on the underlying policies before the policyholder surrenders the policy, we could be forced to fund these minimum guarantees. This could result in significant losses which, in turn could adversely affect our business.

•	Some of the products offered by our cedents allow policyholders to withdraw their funds under certain circumstances. We seek to manage our investment portfolios so as to provide and maintain sufficient liquidity to support anticipated withdrawal demands. Unanticipated withdrawal or surrender activity may, under some circumstances, require us to dispose of assets on unfavorable terms, which could have an adverse affect on our business.

•	Terrorist attacks may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. As a result of terrorism, the United States has entered into an armed conflict which could have a further impact on our business. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of further terrorist attacks and these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse affect on our business.

•	Our success is dependent upon our ability to attract and retain key executive officers. The loss of the services of key individuals, our inability to hire and retain other talented personnel, or our inability to secure appropriate work permits could adversely affect our business.

•	We are subject to the laws and regulations of the jurisdictions in which we conduct business. These laws and regulations cover many aspects of our business, including licensure, premium rates, marketing practices and capital adequacy. Recently, the insurance and reinsurance regulatory framework has become subject to increased scrutiny in many jurisdictions and regulators have started to reexamine existing laws and regulations. Changes in these laws and regulations could have an adverse affect on our operations.

•	The market for annuities and many life insurance products in the United States is based in part on the favorable tax treatment such products receive relative to certain other investment alternatives. Any material change in such tax treatment would have an adverse affect on the market for such products. In addition, many life insurance products are used to reduce federal estate tax obligations. The United States Congress has recently adopted legislation that eliminates federal estate tax over a ten-year period. Under this legislation, the demand for life insurance products could be reduced, which in turn could adversely affect our business.

•	A prolonged general economic downturn or a prolonged downturn in the equity and other capital markets could adversely affect the market for many annuity and life insurance products. If the market for annuities or life insurance were adversely affected, it would likely depress the demand for reinsurance of annuities or life insurance, which would have an adverse affect on our business.

•	As a holding company, we have no significant operations or assets other than our ownership of the capital stock of our subsidiaries. Dividends and other permitted payments from our subsidiaries are our sole source of funds to pay expenses and dividends. The payment of dividends to us by our subsidiaries is subject to and limited by regulatory restrictions. Accordingly, there is no assurance that we will declare and pay dividends in the future.

•	Annuity and Life Re (Holdings) and Annuity and Life Reassurance are Bermuda corporations and do not file United States tax returns because they do not engage in business in the United States. However, because there is no definitive guidance as to what constitutes being engaged in trade or business in the United States, there can be no assurance that in the future the Internal Revenue Service may not contend that we are engaged in trade or business in the United States. If we were considered to be engaged in business in the United States, we could be subject to United States tax at regular corporate rates on our taxable income that is effectively connected with our United States business plus an additional 30% “branch profits” tax on such income remaining after the regular tax. Such taxes would have an adverse affect on our business.

General

      Our two major business lines are life reinsurance and annuity reinsurance. Reinsurance agreements typically remain in force for the life of the underlying policies reinsured which range from ten to forty years. Each year, a portion of the business under an existing treaty terminates due to, among other things, surrenders and/or lapses of underlying policies, deaths of underlying insureds and the exercise of recapture options.

      Profitability of the life reinsurance line depends in large part on the volume and amount of death claims incurred. While death claims are reasonably predictable over a long time horizon, they are less predictable over shorter periods and are subject to fluctuation from quarter to quarter and year to year. Significant fluctuations from period to period could adversely affect the results of our operations.

      At December 31, 2001 and 2000, our life insurance in force amounted to approximately $117 billion and $77 billion, respectively. We retrocede portions of certain risks in excess of our maximum per life retention of $1,000,000. At December 31, 2001 and 2000, we had ceded approximately $493,000,000 and $193,000,000 of life insurance coverage, respectively, or 0.42% and 0.25% of our life insurance in force, respectively.

      Our primary annuity products are reinsurance of general account fixed deferred annuities, general account payout annuity obligations and certain risks arising from variable annuities. Profitability of the annuity reinsurance line is primarily dependent on earning a spread between the interest rate earned on the assets under management and the interest rate credited to the policyholder. This product line is market and interest rate sensitive. Fluctuations in the general level of interest rates, fixed income markets, and equity markets from period to period may cause fluctuations in the results of our operations. This product line can be adversely impacted by the combined effects of poor market performance and excessive surrender rates, such as occurred in 2001. At December 31, 2001 and 2000, our liability for annuity contracts amounted to approximately $1.5 billion.

Critical Accounting Policies

      Annuity and Life Re (Holdings), Ltd. is a Bermuda holding company with operating subsidiaries in Bermuda and the United States. Our principal business is reinsurance of life and annuity risks. We consolidate the operations of all of our subsidiaries in accordance with U.S. GAAP requirements.

      In preparing our financial statements, we make assumptions about our proportionate share of future investment income that will be earned from the investment of premiums received from underlying policyholders by our ceding companies and about future rates of lapse of policies underlying our annuity reinsurance contracts. These assumptions have a direct impact on the amount of estimated expected gross profits arising from these annuity reinsurance contracts and, therefore, on the recoverability of the deferred acquisition costs carried on our Balance Sheet for these contracts. While these estimates are based upon historical results and information provided to us by our cedents, actual results could differ (and, in the past, have differed) materially from our estimates for a variety of reasons, including the failure of our ceding companies to report timely information regarding material developments under our reinsurance agreements. Such differences could be material to our future results. If our assumptions for investment returns prove to be inaccurate, or if lapse rates exceed our assumptions, we may be required to record additional charges, which would adversely impact our earnings.

      We have concluded that there are embedded derivatives within the Funds withheld at interest receivable related to certain of our annuity reinsurance contracts written on a modified coinsurance or coinsurance funds withheld basis that require bifurcation and separate accounting under Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities. These embedded derivatives are similar to a total return swap arrangement on the underlying assets held by our ceding companies. The net fair value of these embedded derivatives is classified as part of our Funds withheld asset on our Balance Sheet. We have developed a cash flow model with the assistance of outside advisors to arrive at an estimate of the fair value of this total return swap that uses various assumptions regarding future cash flows under the affected annuity reinsurance contracts. The change in fair value of these embedded derivatives is recorded in our statement of operations as Net change in fair value of embedded derivatives, which is a non cash item. The change in fair value of these embedded derivatives also affects the emergence of expected gross profits for purposes of amortizing deferred acquisition costs associated with these contracts. The application of this accounting policy has increased the volatility of our reported earnings. While we have made an estimate of the fair value of these embedded derivatives using a model that we believe to be appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, it is possible that we may modify our methodology. Changes in our assumptions and industry standards could have a significant impact on the fair value of the embedded derivatives and our reported earnings. We do not bifurcate and separately account for the embedded derivatives contained in certain of our contracts, including our Transamerica annuity reinsurance agreement, because we acquired those agreements prior to the transition date elected by us under FAS 133, as amended by FAS 137. Because of the nature of the assets underlying our Transamerica contract, which were roughly 69% convertible bonds at December 31, 2001, the bifurcation and separate accounting for the embedded derivatives contained in that contract would add significant volatility to our reported results.

      We report our fixed income investments at fair value (our securities are classified as available for sale) with any change in their fair value reported as a change in accumulated other comprehensive income. If we determine that the value of an investment has declined (other than temporarily), we write the investment down to its fair value with a charge to realized losses. Realized gains and losses are determined using the specific identification method.

      Reinsurance premium revenues from life products with mortality risk are recognized when due from the policyholders. For those policies with premium paying periods that are significantly shorter than the total period over which benefits are expected to be provided, profits are deferred and recognized as income in a constant relationship to the insurance in force or, for annuities, in relation to the amount of expected future benefit payments. Premiums from universal life and investment-type contracts are recorded on our Balance Sheet as interest sensitive contracts liability. Revenues from these investment-type contracts consist of income earned on the assets and amounts assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Deposit accounting procedures are applied to considerations received or paid relating to reinsurance contracts that do not qualify for reinsurance accounting. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders’ account balances. These estimates and assumptions can have a significant effect on the amounts we report in our financial statements. See Note 3 of the “Notes to Consolidated Financial Statements” for additional information regarding our accounting policies.

      If actual events differ significantly from the underlying estimates and assumptions used by us in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Operating Results

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Net (Loss) Income. For the year ended December 31, 2001, we had a consolidated net loss of $(40,581,000) or $(1.59) per primary and fully diluted common share, compared to net income of $39,102,000 or $1.53 per primary common share and $1.42 per fully diluted common share, for the year ended December 31, 2000. As more fully discussed below, our results for 2001 were adversely affected by poor performance on our annuity reinsurance contract with Transamerica, adverse mortality experience on two major life reinsurance contracts, and the September 11th tragedy.

      Our net income is significantly affected by our annuity reinsurance contract with Transamerica, which is our largest annuity reinsurance contract and represented approximately $962 million, or approximately 65%, of our Funds withheld at interest receivable as of December 31, 2001. During 2001, with respect to the Transamerica contract, we recorded approximately $13,500,000 of minimum interest guarantee payments made to policyholders and write downs of deferred acquisition costs of approximately $46,115,000. The $13,500,000 expense for minimum interest guarantees for the year ended December 31, 2001 is comprised of payments of $1,600,000, $3,300,000, $4,400,000, and $4,200,000 with respect to the first, second, third, and fourth quarters of 2001, respectively. Although certain of those payments were actually made in prior quarters of 2001, we originally recorded the full expense and a related $19,500,000 charge for expected future minimum interest guarantee payments in the fourth quarter because that was the quarter in which we first received data that enabled us to estimate these payments accurately. We have now restated our financial statements for the fiscal year ended December 31, 2001 to record the $13,500,000 expense in the quarterly periods in 2001 in which the payments were made. In addition, as part of the restatement of our financial statements for the fiscal year ended December 31, 2001, portions of the $19,500,000 charge originally taken in the fourth quarter of 2001, and a similar charge of $24,700,000 taken in the third quarter of 2001, have been allocated to prior quarters of 2001. We have also restated our financial statements for the fiscal year ended December 31, 2000 to record approximately $2,800,000 of minimum interest guarantee payments that were made in 2000. This change caused the amortization of deferred acquisition costs to decrease by $1,915,000 in 2000, resulting in a net income decline of $885,000 in that year. While we have written down deferred acquisition costs to what we believe to be an appropriate level based upon reasonable assumptions about future investment performance and surrenders, the write downs are estimates. Actual amounts of income earned and amounts payable upon future surrenders may be significantly higher or lower than the amounts estimated. If actual experience varies significantly from the assumptions used to write down the deferred acquisition costs in 2001, additional write downs may be needed in the future.

      During the year 2001, we experienced $16,000,000 of adverse mortality experience on two life reinsurance contracts. While we anticipate that mortality experience on our life reinsurance business will be relatively constant over longer periods of time (our contracts can span 10 to 40 years), there can be fluctuations in the amount of reported deaths in any given quarter or year. With respect to one of these contracts, we have historically experienced a higher level of claims than expected when the policy was written. With respect to the other contract, the ceding company reported claims exceeding premium by $8,000,000 during 2001. Many of the claims related to deaths that occurred prior to 2001, but consistent with industry practice and our accounting policies we recorded these claims in the third quarter as they were reported to us. As discussed elsewhere in this report we are seeking relief from our ceding reinsurers with respect to these two life reinsurance contracts. If we are unable to rescind, recapture, reprice, or otherwise restructure these agreements, we may incur additional losses on these contracts in future periods.

      Our net income for the year ended December 31, 2001 was also affected by the World Trade Center tragedy. We recorded an expense of $12,000,000 in the third quarter of 2001 in connection with claims we received as a result of that event.

      Under FAS 133, we are required to carry the fair value of the embedded derivatives contained in certain of our annuity reinsurance contracts on our balance sheet, and unrealized changes in the fair value of those embedded derivatives are reflected in our net income. The change in fair value of the embedded derivatives is influenced by changes in credit risk, yield curve shifts, changes in expected future cash flows under the annuity reinsurance contracts and, to a lesser extent, interest rate changes. The change in fair value also impacts the emergence of expected gross profits under the contracts for purposes of amortizing deferred acquisition costs. The cumulative effect of the change in accounting principle as of January 1, 2001 was a loss of $(3,666,000), or $(0.14) per basic and fully diluted common share, which is reflected in our net income for the year ended December 31, 2001.

      Net Premiums. Net premium revenue for the year ended December 31, 2001 was $251,793,000, an increase of 50% over net premium revenue of $168,404,000 for the year ended December 31, 2000. The majority of premium revenue was derived from traditional ordinary life reinsurance. The growth reflects the level of new business written and the increase in the face amount of insurance in force. At December 31, 2001, the total face amount of life insurance in force increased 52% to approximately $117.4 billion, as compared with approximately $77.0 billion at December 31, 2000. New business writings and premium revenue levels are significantly influenced by the seasonal nature of the life reinsurance marketplace and by large transactions and therefore can fluctuate from period to period.

      Net Investment Income. Total net investment income for the year ended December 31, 2001 was $91,129,000, a decrease of 33% from net investment income of $136,648,000 for the year ended December 31, 2000. The decline was primarily due to the reduction in net investment income from our annuity reinsurance contract with Transamerica. As a result, income earned on Funds withheld for the year ended December 31, 2001 was $70,963,000, as compared with $116,522,000 for the year ended December 31, 2000, reflecting a general decline in interest rates and poor investment performance on the assets supporting the Transamerica contract. The average yield rate earned on Funds withheld was 4.59% for the year ended December 31, 2001, as compared with 7.61% for the year ended December 31, 2000. For purposes of calculating the average yield rate earned on Funds withheld we included net realized capital gains and losses as reported to us by our ceding companies in accordance with statutory accounting principles. Also contributing to the decline in net investment income in 2001 was a decline in the average yield rate earned on our invested assets, which excludes Funds withheld. The average yield rate earned on our invested assets was approximately 5.74% for the year ended December 31, 2001 compared with 6.85% for the year ended December 31, 2000, reflecting an overall decline in interest rates.

      Net Change in Fair Value of Embedded Derivatives. Embedded derivative gains and losses result primarily from credit risk related changes in the market value of assets underlying certain of our fixed annuity reinsurance contracts, changes in expected future cash flows and, to a lesser extent, changes in interest rates. During the year 2001, we benefited from the repositioning of one of our ceding companies’ portfolios in the fourth quarter. The result was an unrealized gain on our embedded derivative of $5,029,000 for 2001. We implemented FAS 133 effective January 1, 2001, so we did not record any embedded derivative gains or losses in 2000. See Note 17 of “Notes to Consolidated Financial Statements” for additional information regarding embedded derivative gains and losses for each quarter of 2001.

      Net Realized Investment Gains (Losses). Net realized investment gains were approximately $1,230,000 for the year ended December 31, 2001, as compared with realized losses of $(4,817,000) for the year ended December 31, 2000. These gains and losses result from normal active management of our investment portfolio intended to improve performance and increase operating income. We make decisions concerning the sales of invested assets based on a variety of market, business and other factors.

      Claims and Policy Benefits. Claims and policy benefits includes both life and annuity benefits. Claims and policy benefits for the year ended December 31, 2001 were $216,025,000 or 86% of net premium, as compared with $132,810,000 or 79% of net premium for the year ended December 31, 2000. Aggregate mortality experience has been negatively impacted by $16,000,000 of adverse mortality experience on two of our inforce life reinsurance contracts underwritten in 1998 and a $12,000,000 charge for the World Trade Center tragedy. As discussed elsewhere in this report we are seeking relief from our ceding reinsurers with respect to these two life reinsurance contracts. If we are unable to rescind, recapture, reprice, or otherwise restructure these agreements, we may incur additional losses on these contracts in future periods. The mortality experience of our life reinsurance business, excluding these two life reinsurance contracts, is within pricing parameters. Although we expect mortality to be fairly constant over long periods of time, it will fluctuate from period to period. Reserves for future policy benefits are in part determined by claims reported from ceding companies, our aggregate experience and overall mortality trends.

      Interest Credited to Interest Sensitive Products. Interest credited to interest sensitive products was approximately $49,258,000 for the year ended December 31, 2001, as compared with approximately $65,842,000 for the year ended December 31, 2000. The 2001 expense includes approximately $13,500,000 in minimum interest guarantee payments resulting from poor investment performance of invested premiums managed by the primary insurance company under our annuity reinsurance contract with Transamerica and excessive surrender rates on policies underlying that contract, as compared with approximately $2,800,000 in minimum interest guarantee payments made in the year ended December 31, 2000. After adjusting for these payments, interest credited for the year 2001 was $35,758,000, a reduction of $27,284,000 from the year 2000 reflecting the general decline in interest rates credited to policyholders and a lower amount of inforce business due to the high surrender rate we have experienced on our contract with Transamerica, partially offset by growth in our Ohio National contract. The $13,500,000 estimated expense for minimum interest guarantees for the year ended December 31, 2001 is comprised of payments of $1,600,000, $3,300,000, $4,400,000, and $4,200,000 for the first, second, third, and fourth quarters of 2001, respectively. Although certain of those payments were actually made in prior quarters of 2001, we originally recorded the full expense in the fourth quarter because that was the quarter in which we first received data that enabled us to estimate these payments accurately. We have now restated our financial statements for the fiscal year ended December 31, 2001 to record the $13,500,000 expense in the quarterly periods in 2001 in which the payments were made.

      Policy Acquisition Costs and Other Insurance Expenses. Policy acquisition costs and other insurance expenses, consisting primarily of allowances and amortization of deferred policy acquisition costs, were approximately $127,781,000 for the year ended December 31, 2001, as compared with $58,986,000 for the year ended December 31, 2000. For 2001, this expense includes $46,115,000 in aggregate charges to write down deferred acquisition costs and, as a result of the application of FAS 133, an acceleration of amortization of $1,320,000 of deferred acquisition costs. The write downs of deferred acquisition costs relate to our annuity reinsurance contract with Transamerica and are the result of higher than expected surrender rates on the underlying policies and our reduced estimate of expected gross profits under the contract in future periods due to minimum interest guarantee payments. After adjusting for the write downs and the impact of FAS 133 on our deferred acquisition costs, policy acquisition costs and other insurance costs were $80,346,000, as compared with $58,986,000 for the year ended December 31, 2000. Generally, policy acquisition costs and other insurance expenses fluctuate with business volume and changes in product mix. The increase in these costs, as adjusted, reflects the growth and development of our life reinsurance business.

      Other Operating Expenses. Operating expenses were approximately $11,552,000 or 3.1% of total revenue (excluding the net change in fair value of embedded derivatives) for the year ended December 31, 2001, as compared with $10,411,000 or 3.4% of total revenue for the year ended December 31, 2000. The decrease in the ratio of operating expenses to total revenue is due to our premium growth. We consider the operating expense level to be low by industry standards and in line with our plan to be a low cost provider.

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Net Income. For the year ended December 31, 2000, we had consolidated net income of $39,102,000, which is $1.53 per common share, or $1.42 per common share on a fully diluted basis, as compared with net income of $35,703,000, or $1.40 per common share, or $1.31 per common share on a fully diluted basis, for the year ended December 31, 1999.

      Net Premiums. Net premium revenue for the year ended December 31, 2000 was $168,404,000, an increase of 67% over net premium revenue of $100,835,000 for the year ended December 31, 1999. The majority of premium revenue was derived from traditional ordinary life reinsurance. The growth reflects the level of new business written and the increase in the face amount of insurance in force. At December 31, 2000, the total face amount of life insurance in force was approximately $77.0 billion compared with approximately $45.4 billion at December 31, 1999, an increase of 70%. New business writings and premium revenue levels are significantly influenced by the seasonal nature of the life reinsurance marketplace and by large transactions and therefore can fluctuate from period to period.

      Net Investment Income. Total net investment income for the year ended December 31, 2000 was $136,648,000, an increase of 61% over net investment income of $85,090,000 for the year ended December 31, 1999. The growth in the investment income was primarily due to the income earned on the premiums paid to our ceding companies by the holders of policies underlying our annuity reinsurance contracts. The average yield rate earned on an annualized basis on the invested assets, which excludes Funds withheld, was approximately 6.85% for the year ended December 31, 2000 compared with 6.29% for the year ending December 31, 1999, reflecting a lengthening of maturities of the securities we hold.

      Income earned on Funds withheld was $116,522,000 for the year ended December 31, 2000, as compared with $64,606,000 for the year ended December 31, 1999. The average yield rate earned on Funds withheld was 7.61% for the year ended December 31, 2000 compared with 4.73% for the year ended December 31, 1999, primarily reflecting realized gains on our annuity reinsurance contract with Transamerica. For purposes of calculating the average yield rate earned on Funds withheld, we include net realized capital gains and losses as reported to us by our ceding companies in accordance with statutory accounting principles.

      Net Realized Investment (Losses). Net realized investment losses were approximately $(4,817,000) for the year ended December 31, 2000, as compared with realized losses of $(1,285,000) for the year ended December 31, 1999. These losses resulted from normal active management of our investment portfolio intended to improve performance and increase operating income. We make decisions concerning the sales of invested assets based on a variety of market, business and other factors. At December 31, 2000, we had unrealized gains of approximately $2,065,000, as compared with unrealized losses of $(11,269,000) at December 31, 1999. The change in unrealized gains and losses was principally related to movements in the general level of interest rates.

      Claims and Policy Benefits. Claims and policy benefits for the year ended December 31, 2000 were $132,810,000 or 79% of net premium, as compared with $79,953,000 or 79% of net premium for the year ended December 31, 1999. Aggregate mortality experience was favorable for the period, falling within pricing parameters.

      Interest Credited to Interest Sensitive Products. Interest credited to interest sensitive products was approximately $65,842,000 for the year ended December 31, 2000, as compared with approximately $22,313,000 for the year ended December 31, 1999. This increase was related to income earned on the premiums paid to our ceding companies by the holders of policies underlying our annuity reinsurance contracts. The 2000 expense also includes approximately $2,800,000 in minimum interest guarantee payments made during the year ended December 31, 2000 in connection with our annuity reinsurance contract with Transamerica.

      Policy Acquisition Costs and Other Insurance Expenses. Policy acquisition costs and other insurance expenses, consisting primarily of allowances and amortization of deferred policy acquisition costs, were approximately $58,986,000 for the year ended December 31, 2000, as compared with $42,201,000 for the year ended December 31, 1999. Generally, policy acquisition costs and other insurance expenses fluctuate with business volume and changes in product mix. The increase in these costs reflects the growth and development of our life reinsurance business, an increase in the net investment income earned on the Funds withheld associated with our annuity reinsurance business, as well as an increase in the amortization rate of the deferred acquisition costs associated with our annuity reinsurance contract with Transamerica due to higher than anticipated surrender rates on the underlying policies. The increased rate of amortization resulted in an additional $10,000,000 of deferred acquisition costs being incurred in the year ended December 31, 2000.

      Other Operating Expenses. Operating expenses were approximately $10,411,000 or 3.4% of total revenue for the year ended December 31, 2000, as compared with $7,686,000 or 4.1% of total revenue for the year ended December 31, 1999. The decrease in the ratio of operating expenses to total revenue was due to the growth and development of our reinsurance operations and our revenue base.

Financial Condition

     Investments

      Our invested assets, including cash and cash equivalents, had an aggregate fair value of approximately $423,780,000 at December 31, 2001, as compared with approximately $321,819,000 at December 31, 2000. The change in invested assets during 2001 was due primarily to the receipt of $137 million from a reinsurer that is used to fund our ceding companies’ collateral requirements plus unrealized gains during the period, offset by funds used by our operating activities and dividends paid to shareholders. At December 31, 2001, unrealized gains totaled approximately $6,418,000, as compared to approximately $2,065,000 at December 31, 2000. The change in unrealized gains is principally related to movement in the general level of interest rates during 2001. At December 31, 2001 and 2000, the weighted average duration of the fixed income securities included in our invested assets was 3.7 and 3.2 years, respectively, and the weighted average investment quality rating was “AA+” and “AA,” respectively.

      Our investments are governed by investment guidelines established and approved by our Board of Directors. Our investment objectives are to achieve above average risk-adjusted total returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity and match the cash flows of our investments to our related insurance liabilities. Our investment guidelines require our overall fixed income portfolio to maintain a minimum weighted average credit quality of “A.” A fixed income security rated “A” by Standard & Poor’s is considered to be somewhat susceptible to the adverse effects of changes in circumstances and economic conditions; however, the issuer’s capacity to meet its financial commitment on the security is still considered to be strong. As of December 31, 2001, our investment guidelines allowed us to invest in fixed income securities that are rated below investment grade, but limit these investments to 10% of our invested assets. We do not invest in any fixed income securities in emerging markets or securities which are not rated by a major rating agency.

      Our investment securities are managed by two professional investment advisors, Alliance Capital Management Corporation and Prudential Investment Corporation, each of which manages a portion of the portfolio. Our agreement with Alliance may be terminated by either party with 30 days notice and our agreement with Prudential may be terminated by either party with 45 days notice. The performance of Alliance and Prudential and the fees associated with the arrangements are periodically reviewed by our Board of Directors.

      We do not engage in trading our investments to generate realized investment gains and, thus, do not have a trading portfolio. However, we evaluate the desirability of continuing to hold a security when market conditions, creditworthiness or other measurement factors change. These changes may relate to a change in the credit risk of an issuer and a decision to sell may be made to avoid further declines in realizable value. Securities also may be sold prior to maturity to provide liquidity. As a result, our securities are classified as “available for sale” and are carried at fair value on our Balance Sheet.

      At December 31, 2001, $3,749,000 at fair value, or 1.2% of our fixed income securities (0.9% of Stockholders Equity), consisted of below investment grade securities, as compared with approximately $8,983,000 or 3.4% of our fixed income securities (2.0% of Stockholders Equity) at December 31, 2000. The fair value of such investments varies depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer. As noted above, our investment guidelines limit our exposure to below investment grade securities to 10% of our invested assets, as these investments are subject to a higher degree of credit risk than investment grade securities. We monitor the creditworthiness of the portfolio as a whole, and when the fair market value of a security declines for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its net realizable value. At December 31, 2001 there were two impaired securities, which were written down by $600,000. At December 31, 2000 there was one impaired security, which was written down by $1,000,000.

      At December 31, 2001, mortgage backed securities represented approximately 11% of invested assets, including cash and cash equivalents, as compared with 30% at December 31, 2000. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage backed securities include collateralized mortgage obligations (“CMO’s”) and mortgage backed pass-through securities. Mortgage backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in agency mortgage backed securities. Our mortgage backed securities portfolio had a weighted average investment quality rating of “AAA” at both December 31, 2001 and 2000.

      At December 31, 2001, approximately 2% of our mortgage backed investment portfolio consisted of planned amortization class (“PAC”), target amortization class (“TAC”) and sequential instruments, as compared with 25% at December 31, 2000. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches (“support classes”) of the CMO.

      Our results of operations and our financial condition are significantly affected by the performance of our investments and by changes in interest rates. During a period of declining interest rates, if our investments are prematurely sold, called, prepaid or redeemed, we may be unable to reinvest the proceeds in securities of equivalent risk with comparable rates of return. During a period of rising interest rates, the fair value of our invested assets could decline. In addition, rising interest rates could also cause disintermediation, which in turn could cause us to sell investments at prices and times when the fair values of such investments are less than their amortized cost. We believe that our traditional life insurance liabilities are not highly interest rate sensitive and, therefore, the effects of fluctuating interest rates on these liabilities are not significant. For interest sensitive liabilities, we are primarily dependent upon asset/ liability matching or other strategies to minimize the impact of changes in interest rates. If we do not appropriately match our asset management strategy to our obligations, we could sustain losses. We have generally not engaged in hedging activities to mitigate the effects of asset/ liability mismatches or interest rate changes on our Balance Sheet, although we may do so in the future. Our results of operations and our financial condition are also significantly affected by the performance of assets held and managed by our ceding companies or others under modified coinsurance and coinsurance funds withheld arrangements, which are discussed below under “Funds Withheld at Interest.”

      The following table summarizes our investment results (excluding investment income on assets held and managed by our ceding companies or others) for the periods indicated.

Investment Results

	Twelve Months Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Total invested assets, including cash and equivalents(1)	$423,780	$321,819	$304,060
Investment income, net of related expenses	$20,165	$20,126	$20,483
Effective yield rate(2)	5.74%	6.85%	6.29%
Realized investment gains (losses)	$1,230	$(4,817)	$(1,285)

(1)	Fair value at end of the indicated period.

(2)	The effective yield rate equals (i) net investment income divided by (ii) the average of total adjusted invested assets (fixed maturities at amortized cost, including assets on deposit with reinsurers) at the end of each calendar quarter included in the indicated period.

Funds Withheld at Interest

      Our annuity reinsurance agreements generally cover individual single premium deferred annuity policies and are structured as modified coinsurance or coinsurance funds withheld arrangements. In these types of arrangements, the ceding company invests the premiums received from policyholders or engages an investment manager to do so, credits interest to policyholders’ accounts, processes surrenders and engages in other activities with respect to the administration of the policies. The ceding company is also required to carry reserves for these annuity policies based upon certain statutory rules in the state in which the ceding company is domiciled. The underlying investments purchased with the premiums received from policyholders support these statutory reserves.

      When the ceding company enters into a modified coinsurance or coinsurance funds withheld arrangement with us, a portion of the ceding company’s liability to the policyholders or, in the case of a retrocessional arrangement, the primary insurer, is ceded to us. Our arrangements are generally on a quota share basis, so the portion that is ceded to us is a fixed percentage of the liabilities arising from the underlying policies. Our share of the ceding company’s liability is included on our Balance Sheet as “Interest sensitive contracts liabilities.” However, unlike other reinsurance arrangements in which we receive cash or investments as consideration for assuming a portion of the ceding company’s liability, under these types of arrangements, we establish a receivable called “Funds withheld at interest” that is equal to our fixed portion of the statutory reserves carried by the ceding company. We are then allocated our share of the investment income and realized capital gains and losses that arise from the securities in the investment portfolio underlying the statutory reserve.

      We have annuity reinsurance contracts with six ceding companies. At December 31, 2001, our Funds withheld receivable related to such contracts had a carrying value of approximately $1.5 billion. Our contracts with Transamerica and The Ohio National Life Insurance Company accounted for approximately 80% of our Funds withheld at interest receivable as of that date. At December 31, 2001, the assets held and managed by our ceding companies were invested in convertible bonds and fixed income securities having a weighted average credit quality of “A” and a weighted average duration of 5.0 years. In addition, at December 31, 2001 approximately 4.0% of such assets were invested in below investment grade securities. The average yield rate earned on the assets held and managed by our ceding companies was approximately 4.59% for the year ended December 31, 2001. The average yield rates earned on the invested premiums funding our annuity obligations to Transamerica and Ohio National were approximately 3.94% and 7.91%, respectively, for the year ended December 31, 2001. For purposes of calculating the average yield rate earned on assets held and managed by our ceding companies, including with respect to the Transamerica and Ohio National contracts, we include net realized capital gains and losses as reported to us by our ceding companies in accordance with statutory accounting principles. The performance of these assets depends to a great extent on the ability of the ceding company or its investment managers to make appropriate investments and match asset and liability duration exposure. If these assets do not achieve investment returns at rates sufficient to meet our obligations on the underlying policies, we could experience unexpected losses. For example, under our annuity reinsurance agreement with Transamerica, the minimum interest guarantees on the underlying policies have exceeded the underlying policyholder account values due to poor investment performance, and we have been forced to fund our proportionate share of the shortfall out of our general assets, which has resulted in significant losses.

      Our policy is to seek counterparties for our annuity reinsurance treaties that have strong financial strength and credit ratings. Although such ratings are assigned by independent ratings agencies and are generally regarded as reliable, there can be no assurance that they accurately reflect the financial condition of any of our counterparties. At December 31, 2001, approximately $962 million of our Funds withheld at interest receivable and $991 million of our Interest sensitive contracts liability related to our reinsurance contract with Transamerica, which is a retrocessional reinsurance arrangement covering policies issued by IL Annuity and Insurance Company. Transamerica’s agreement with IL Annuity is also structured on a modified coinsurance basis, so IL Annuity maintains ownership and control of the assets supporting our obligations to Transamerica. IL Annuity has financial strength or claims paying ratings of “A,” “A” and “AA-” from A.M. Best, Standard & Poor’s and Fitch Ratings, respectively. Transamerica has financial strength or claims paying ratings of “A+,” “AA+,” “Aa3” and “AA+” from A.M. Best, Standard & Poor’s, Moody’s and Fitch Ratings, respectively. At December 31, 2001, approximately $227 million of our Funds withheld at interest receivable and $227 million of our Interest sensitive contracts liability related to our reinsurance contract with Ohio National. Ohio National has financial strength or claims paying ratings of “A+,” “AA,” “A1” and “AA” from A.M. Best, Standard & Poor’s, Moody’s and Fitch Ratings, respectively.

      Under the terms of our annuity reinsurance treaties, mutual debts and credits are offset between us and the counterparties to each treaty as part of a monthly net settlement process. The terms of our annuity reinsurance treaties and applicable state insurance insolvency laws also allow us to offset of mutual debts and credits between us and the counterparties to each treaty in the event of a counterparty’s insolvency. Therefore, if a counterparty were to become insolvent, we are entitled to offset our Funds withheld at interest receivable against our Interest sensitive contracts liabilities to such counterparty. Separate financial statements for Transamerica, IL Annuity or Ohio National are not included in this report as information related to the financial condition or results of operations of those companies is not meaningful to our investors because we do not have any material counterparty risk to those companies. The investment policies, strategies or results for the general account assets of such companies are not meaningful to our investors in analyzing the investment risk related to the assets managed by those companies (or their investment advisors) that fund our annuity obligations under our reinsurance contracts. However, information regarding the types, ratings and maturities of the securities that fund our annuity obligations to Transamerica and Ohio National is presented below to assist our investors. In addition, we have provided information regarding the investment objectives and guidelines followed with respect to the investment of the assets supporting our obligations under those contracts.

Transamerica

      Our annuity reinsurance contract with Transamerica is our largest annuity reinsurance contract and, as of December 31, 2001, approximately $962 million, or 65%, of our Funds withheld at interest receivable, approximately $991 million, or 65%, of our Interest sensitive contracts liability and approximately $85 million of the deferred acquisition costs on our Balance Sheet related to this contract. The assets funding the policyholder obligations have an average credit quality of “A” and an average duration of 4.2 years. The contract is a retrocessional arrangement covering VisionMark fixed annuity products issued by IL Annuity, the primary insurance company. The assets underlying the Transamerica contract are managed by AmerUS Capital Management, the investment manager appointed by IL Annuity, which has invested approximately 69% of the premiums paid in connection with the underlying policies in investment grade convertible bonds, and has invested the remaining premiums in investment grade bonds, high yield bonds and mortgage backed securities. While convertible bonds would typically be expected to produce lower investment income than other fixed income securities, convertible bonds provide the potential for higher total returns through the underlying equity component of the bonds, which are passed on to VisionMark policyholders through the total return adjustment upon surrender of the policies. During 2000 and 2001, we were required to pay approximately $2,800,000 and $13,500,000, respectively, under this annuity reinsurance contract to cover our proportionate share of the shortfall that arose due to the fact that the assets supporting this contract substantially underperformed the minimum interest guarantees for surrendered VisionMark policies.

      The Transamerica contract differs significantly from the other annuity contracts we reinsure in that the annuity products reinsured under the contract allow policyholders to select an “investment strategy” that then determines the crediting rate that IL Annuity guarantees the policyholders. The four “investment strategies” available to the policyholder are (1) convertible bonds, (2) high yield bonds, (3) investment grade bonds, and (4) a guaranteed one year strategy. While IL Annuity is not obligated to invest the premiums funding these policyholder obligations consistent with the policyholder’s selection of an “investment strategy,” it has historically done so. The credited interest rates on the policies are established at the discretion of IL Annuity, subject to the lifetime minimum guaranteed interest rate required under state law, and we have no influence over the credited rates established. Historically, the credited rates have been established on an annual basis on each policy’s anniversary for each “investment strategy.” These credited rates reflect the yield on assets then supporting the investment strategy less IL Annuity’s targeted gross margin. The invested premiums are held as part of IL Annuity’s general account, but are managed separately. In the event of IL Annuity’s insolvency, any claim that Transamerica, as reinsurer, might have to these invested premiums would likely be treated as the claim of an unsecured general creditor. We, as retrocessionaire, would, in turn, have an unsecured contract claim against Transamerica for our proportionate share of the premiums. Nonetheless, our annuity reinsurance agreement with Transamerica and applicable state insurance insolvency law would entitle us to offset our obligation to pay our proportionate share of policyholder claims against the Funds withheld receivable owed to us by Transamerica.

      As noted in the table below, at December 31, 2001, approximately 69% of the premiums held and managed by IL Annuity were invested in convertible bonds, with the remaining 31% in fixed income securities. The value of convertible bonds is a function of their investment value (determined by yield in comparison with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and their conversion value (their market value, if converted into the underlying common stock). The investment value of convertible bonds is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline, and by the credit standing of the issuer and other factors. The conversion value of convertible bonds is determined by the market price of the underlying common stock. If the conversion value is above the market value of the underlying common stock, the price of the convertible bonds is governed principally by their investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible bonds will be increasingly influenced by their conversion value. Consequently, the value of convertible bonds may be influenced by changes in the equity markets. The Transamerica portfolio also includes investment grade and below investment grade fixed income securities. The risks of investing in these securities are similar to those described above with respect to our own investments, except that the assets held and managed by Transamerica include a greater percentage of below investment grade fixed income securities, which are subject to a higher degree of credit risk than investment grade securities.

      According to data provided to us by Transamerica, at December 31, 2001 the assets held by IL Annuity and managed by AmerUS Capital were comprised of:

Type of Security	Book Value	Market Value	% of Total

Convertible bonds	$702,809,415	$679,337,083	68.8%
Investment grade U.S corporate bonds	228,507,362	231,490,737	23.5%
Below investment grade U.S. corporate bonds	57,497,799	57,066,596	5.8%
Short term securities	18,815,082	18,815,081	1.9%

Total book value	$1,007,629,658	$986,709,497	100.0%

Accrued investment income		8,676,888

Total market value, including accrued investment income		$995,386,385

      According to data provided to us by Transamerica, at December 31, 2001 the credit ratings of the assets (excluding accrued investment income) held by IL Annuity and managed by AmerUS Capital were approximately:

Ratings(1)	Book Value	Market Value	% of Total

AAA	$161,016,588	$169,357,245	17.1%
AA	77,021,332	73,850,224	7.5%
A	225,819,356	222,989,626	22.6%
BBB	486,274,583	463,445,806	47.0%
BB and below	57,497,799	57,066,596	5.8%

Total invested assets	$1,007,629,658	$986,709,497	100.0%

Accrued investment income		8,676,888

Total market value, including accrued investment income		$995,386,385

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on equivalent rating assigned by the National Association of Insurance Commissioners.

      According to data provided to us by Transamerica, at December 31, 2001 the maturity distribution of the assets held by IL Annuity and managed by AmerUS Capital was approximately:

Maturity	Book Value	Market Value	% of Total

Within one year	$41,073,695	$38,845,620	3.9%
From one to five years	279,828,931	281,167,345	28.4%
From six to ten years	269,920,648	263,433,788	26.8%
More than ten years	416,806,384	403,262,744	40.9%

Total all years	$1,007,629,658	$986,709,497	100.0%

      The investment objectives and general guidelines for each of IL Annuity’s “investment strategies” that may be selected by policyholders are as follows:

      The Convertible Bond Strategy represents 70% of the assets under management as of December 31, 2001. These assets are invested with the primary objective of maximizing total return from investments made in investment grade bonds and investment grade convertible bond securities. The strategy is limited primarily to investment grade convertible bonds, although some investment in short-term money market instruments and U.S. government obligations are permitted as deemed appropriate. No more than 2% of the assets invested pursuant to the strategy may be invested in preferred or non-investment grade convertible securities. There are no limitations on concentration per security or industry, although the investment guidelines for the strategy specify that investments are to be made primarily in convertible bonds having an issue size exceeding $100 million.

      The Investment Grade Bond Strategy represents 16% of the assets under management as of December 31, 2001. These assets are heavily weighted towards securities rated “Baa/ BBB” or better, and all securities must be dollar denominated and reasonably liquid. Non-investment grade or derivative securities are not permitted investments under the strategy. No more than 5% of the assets invested pursuant to the strategy may be invested in the securities of a single corporate issuer, and the allocation of invested assets to any sector of the corporate bond market may not exceed twice the market weight of that sector.

      The High Yield Bond Strategy represents 5% of the assets under management as of December 31, 2001. These assets are invested with the primary objective to maximize total return through fixed income or high yielding securities. At least 80% of the assets are to be invested in securities that have been assigned a designation of 2, 3 or 4 by the National Association of Insurance Commissioners. No more than 10% of the assets invested pursuant to the strategy may be invested in non-rated or lower rated (“CCC” and lower) investments. No more than 5% of the assets invested pursuant to the strategy may be invested in any single security, and no more than 15% of the assets invested pursuant to the strategy may be invested in any one industry. The NAIC assigns designations to obligations that range from 1 to 6, with a designation of 1 being assigned to obligations of the highest quality and a designation of 6 being assigned to obligations that are in or near default. An obligation assigned an NAIC designation of 2 is considered by NAIC to be of high quality, having low credit risk and an issuer with a reasonably stable credit profile. An obligation assigned an NAIC designation of 3 is considered by NAIC to be of medium quality, with intermediate credit risk and an issuer having a credit profile with elements of instability. An obligation assigned an NAIC designation of 4 is considered by NAIC to be of low quality, with high credit risk and an issuer with a volatile credit profile. An obligation rated “CCC” by Standard & Poor’s is considered by Standard & Poor’s to be vulnerable to nonpayment and is dependent upon favorable business, financial and economic conditions for the obligor to meet its financial commitment on the obligation.

      The Guaranteed One Year Strategy represents 8% of the assets under management as of December 31, 2001. These assets are invested with the primary objectives of risk management and return through securities offering a combination of high current income and capital appreciation. The assets are to be invested primarily in government and public bonds, although limited investments in mortgage backed or equity related securities are permitted. The average credit quality of the securities in which the assets are invested is to be “A” or better, with each security purchased having a minimum quality of at least “BBB—” or better from both

Moody’s and Standard & Poor’s. No more than 20% of the assets invested pursuant to the strategy may be invested in any single security (other than direct or guaranteed obligations of the U.S. government), and no more than 25% of the assets invested pursuant to the strategy may be invested in any one industry. In addition, no more than 5% of the assets invested pursuant to the strategy may be invested with any single non-government issuer.

Ohio National

      The second largest annuity reinsurance contract we have is with Ohio National. This contract reinsures fixed annuity policies that guarantee a crediting rate to policyholders for six years. During that six year period, each year’s crediting rate is guaranteed to exceed the prior year’s rate by 0.15%. As of December 31, 2001, the average crediting rate of the policies underlying the contract was 5.55%. As of December 31, 2001, approximately $227 million, or 15%, of our Funds withheld at interest receivable, approximately $227 million, or 15%, of our Interest sensitive contracts liability and approximately $12 million of the deferred acquisition costs on our Balance Sheet related to this contract. The assets funding the policyholder obligations have an average credit quality of “A-” and an average duration of approximately 5.84 years. The assets are held in an escrow account, but pursuant to the terms of the escrow agreement establishing the account, Ohio National has the right to remove the assets from the escrow account at any time and for any reason, or to terminate the escrow agreement for any reason, each upon 30 days’ prior written notice. The escrow agreement, by its terms, does not limit Ohio National’s ability to exercise these rights in the event of Ohio National’s insolvency. We do not believe that this escrow agreement creates a security interest in our favor with respect to the assets held in the escrow. Despite the lack of protection offered to us by the escrow agreement in the event of Ohio National’s insolvency, our annuity reinsurance agreement with Ohio National and applicable state insurance insolvency law would entitle us to offset our obligation to pay our proportionate share of policyholder claims against the Funds withheld receivable owed to us by Ohio National.

      According to data provided to us by Ohio National, at December 31, 2001 the assets managed by Ohio National were subject to investment risks similar to those described above with respect to our own investments and were comprised of:

Type of Security	Book Value	Market Value	% of Total

Corporate bonds	$160,716,595	$164,847,018	74.1%
Asset backed securities	54,132,816	54,274,991	24.4%
Mortgage backed securities	3,134,191	3,241,322	1.5%
Equity securities	33,333	33,333	0.0%

Total invested assets	$218,016,935	$222,396,664	100.0%

Accrued investment income		3,116,823

Total market value, including accrued investment income		$225,513,487

      At December 31, 2001 the credit ratings of the assets (excluding accrued investment income) held and managed by Ohio National were approximately:

Ratings(1)	Book Value	Market Value	% of Total

AAA	$31,023,472	$31,075,236	14.0%
AA	14,776,889	14,968,687	6.7%
A	93,652,175	96,408,460	43.3%
BBB	78,564,399	79,944,281	36.0%

Total invested assets	$218,016,935	$222,396,664	100.0%

Accrued investment income		3,116,823

Total market value, including accrued investment income		$225,513,487

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on equivalent rating assigned by the National Association of Insurance Commissioners.

      According to data provided to us by Ohio National, at December 31, 2001 the maturity distribution of the assets (excluding accrued investment income) held and managed by Ohio National was approximately:

Maturity	Book Value	Market Value	% of Total

Within one year	$33,333	$33,333	0.0%
From one to five years	8,600,155	8,398,855	3.9%
From six to ten years	97,212,044	99,777,156	44.6%
More than ten years	112,171,403	114,187,320	51.5%

Total all years	$218,016,935	$222,396,664	100.0%

      The investment objectives for Ohio National are set forth in our annuity reinsurance agreement. The primary objective is to maximize after tax income without exposing surplus to excessive liability in order to earn the required spread over the credited rates of the annuity products offered by Ohio National. The investment guidelines call for 40% to 80% of the assets to be invested in corporate bonds, and such guidelines also permit investments in limited amounts of U.S. government securities, asset backed securities, residential and commercial mortgage backed securities, U.S. dollar denominated Canadian and other foreign securities. The weighted average credit quality of the securities in which the assets are invested is to be “A-” or better, with each security purchased having been assigned a minimum designation of at least NAIC 3. No more than 5% of the portfolio assets may have been assigned a minimum designation of NAIC 3, and no more than 40% of the portfolio assets may have been assigned a minimum designation of NAIC 2. Further, securities designated NAIC 2 and NAIC 3 may not, in the aggregate, exceed 40% of the portfolio assets. No more than 5% of the portfolio assets may be cash or short term investments, and no common stock may be held in the portfolio. Investments in any one sector may not account for more than 20% of the portfolio assets, except for industrial sector investments, which can account for up to 25% of the portfolio.

     Other Annuity Reinsurance Contracts

      Our remaining four annuity reinsurance contracts guarantee crediting rates that vary in amount and duration. At December 31, 2001, the assets funding the policyholder obligations under these contracts had an average credit quality of “A” and an average duration of approximately 6.89 years.

      According to information provided by the ceding companies under these four annuity reinsurance contracts, at December 31, 2001 the assets held and managed by those ceding companies were comprised of:

Type of Security	Book Value	Market Value	% of Total

Canadian provincial bonds	$84,410,006	$86,217,892	27.4%
Investment grade UK corporate bonds	80,469,794	80,469,794	25.6%
Investment grade US corporate bonds	46,500,253	48,406,672	15.4%
Mortgage backed securities	40,797,760	41,581,771	13.2%
U.S. government bonds	30,982,916	31,152,100	9.9%
All other securities	26,231,524	26,600,787	8.5%

Total book value	$309,392,253	$314,429,016	100.0%

Accrued investment income		5,125,842

Total market value, including accrued investment income		$319,554,858

      According to information provided by the ceding companies under these four annuity reinsurance contracts, at December 31, 2001 the credit ratings of the invested premiums of the assets (excluding accrued investment income) held and managed by those ceding companies were approximately:

Ratings(1)	Book Value	Market Value	% of Total

AAA	$37,563,295	$37,890,269	12.1%
AA	32,690,761	32,796,394	10.4%
A	166,641,469	170,074,623	54.0%
BBB	69,186,346	70,348,901	22.4%
BB and below	3,310,382	3,318,829	1.1%

Total invested assets	$309,392,253	$314,429,016	100.0%

Accrued investment income		5,125,842

Total market value, including accrued investment income		$319,554,858

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on equivalent rating assigned by the National Association of Insurance Commissioners.

      According to information provided by the ceding companies under these four annuity reinsurance contracts, at December 31, 2001 the maturity distribution of the assets held and managed by those ceding companies was approximately:

Maturity	Book Value	Market Value	% of Total

Within one year	$14,153,825	$14,323,512	4.6%
From one to five years	69,427,220	71,770,499	22.8%
From six to ten years	77,954,081	79,154,031	25.2%
More than ten years	147,857,127	149,180,974	47.4%

Total all years	$309,392,253	$314,429,016	100.0%

Liquidity and Capital Resources

      Our liquidity and capital resources are a measure of our overall financial strength and our ability to generate cash flows from our operations to meet operating and growth needs. Our principal sources of funds are premiums received, net investment income, proceeds from investments called, redeemed or sold, funds drawn from our collateral funding facility (described below) and cash and short term investments. The principal obligations and uses of the funds are the payment of policy benefits, acquisition and operating expenses and the purchase of investments.

      During 2001, we entered into a reinsurance agreement with a third party reinsurer to cede excess U.S. statutory reserves (the amount by which our cedents’ U.S. statutory reserves exceed our U.S. GAAP reserves for certain life insurance contracts subject to certain state statutory regulations known as Triple-X) to the reinsurer. Under the agreement, the reinsurer is obligated to fund the collateral requirements associated with these excess U.S. statutory reserves by making cash deposits with us. As of December 31, 2001, we had received deposits of $137,000,000 from the reinsurer. We expect to cede additional excess U.S. Statutory reserves to, and receive additional deposits from, the reinsurer in the future.

      This reinsurance agreement does not qualify for reinsurance accounting under U.S. GAAP. As a result, funds received under this contract are recorded as a deposit liability. As part of this contract, we deposited $41,000,000 with the reinsurer, which is included in Deposits and other reinsurance receivables on our Balance Sheet. We receive the benefit of investment income from the investment of the funds received and our deposit with the reinsurer, and we pay the third party reinsurer certain fees associated with the contract. For the year 2001, the fees were $1,200,000 and are included in Other insurance expenses.

      Net cash used by operating activities was $(40,690,000) for the year ended December 31, 2001, as compared with cash provided by operations of $16,260,000 for the year ended December 31, 2000. The use of cash by our operating activities is primarily related to the net loss incurred for the year and its related payments.

      At December 31, 2001 our total capitalization, which consists entirely of equity, was $402,189,000. We believe this level of capital is sufficient to support our insurance writings and growth for the near future. However, as a Bermuda reinsurer we are required to post collateral for the statutory reserves ceded to us by U.S. based insurers and reinsurers. On March 1, 2002 we filed a shelf registration statement on Form S-3 to register under the Securities Act of 1933 $200,000,000 of senior debt to be sold in one or more transactions on a delayed basis. We may issue some or all of this debt in the future, although the registration statement is currently not effective and, therefore, we may not issue debt under it at this time. This debt, if and when issued, would be used to fund collateral requirements of our cedents. In the future, we may issue additional debt or other forms of capital to assist in meeting the collateralization needs of our cedents. During 2001 our Board of Directors approved a share repurchase program of up to $25,000,000 of our common shares. While our Board has given us the flexibility to repurchase our common shares in the future if market conditions so dictate, at the present time we anticipate utilizing this capital in the future to support our business growth.

      At December 31, 2001 and 2000 we had no outstanding debt. At December 31, 2001 and 2000, letters of credit totaling $197,000,000 and $184,000,000, respectively, issued in the ordinary course of our business had been issued by our bankers in favor of certain ceding insurance companies to provide security and meet regulatory requirements. At December 31, 2001 and 2000 letters of credit totaling $101,000,000 and $138,000,000, respectively, were fully collateralized by our investments. At December 31, 2001 and 2000, investments of $272,000,000 and $66,000,000, respectively, were held in trust for the benefit of certain ceding insurance companies to provide security and to meet regulatory requirements. We may incur indebtedness in the future for investment or operational purposes.

      During the year 2001, the Board of Directors declared and paid quarterly shareholder dividends of $.05 per share. The Board intends to continue to declare and pay out of earnings a quarterly dividend. The continued payment of dividends is dependent on the ability of our operating subsidiaries to achieve satisfactory underwriting and investment results, and no assurance can be given that dividends will be declared or paid in the future.

      We have no material commitments for capital expenditures as of December 31, 2001.

Acquisition

      On June 1, 2000 we, through Annuity and Life Re America, completed the acquisition of Annuity and Life Reassurance America, Inc., formerly Capitol Bankers Life Insurance Company. Annuity and Life Reassurance America is a life insurance company domiciled in the United States which is authorized to conduct its life insurance business in over 40 states of the United States and the District of Columbia, and will focus its operations on the United States life reinsurance markets. We contributed additional capital to Annuity and Life Reassurance America during 2000 of $19,550,000 to bring the total capital and surplus of Annuity and Life Reassurance America to $25,000,000. The acquisition price and capital contribution was funded from available cash balances and proceeds from the sales of fixed income securities held by us.

      The acquisition was accounted for as a purchase and the operating results of Annuity and Life Reassurance America have been included in our financial statements since the date of acquisition. Prior to closing, the inforce insurance business of Annuity and Life Reassurance America was 100% reinsured by Annuity and Life Reassurance America with its former owner, a subsidiary of Swiss Re, who will continue to administer the business reinsured. Accordingly, there will be no earnings from the in-force business at the acquisition date accruing to us currently or in the future.

      The amounts related to the reinsured business referred to above are included on our Balance Sheet in the assets as Receivable for reinsurance ceded and in the liabilities as Reserves for future policy benefits. At December 31, 2001 and 2000, these amounts were $97.8 million and $104.5 million, respectively.

      The purchase price exceeded the fair value of the net assets acquired (the capital and surplus of Annuity and Life Reassurance America) by $2,301,000, which has been allocated to the value of the insurance licenses of Annuity and Life Reassurance America. See Note 3(l) of the “Notes to Consolidated Financial Statements” for information regarding SFAS No. 142.

      The proforma balance sheet of Annuity and Life Reassurance America as of the date of acquisition after giving effect to the reinsurance transaction is as follows:

Assets
Cash and invested assets	$10,880,686
Receivable for reinsurance ceded	108,766,677
Insurance licenses	2,301,104

Total Assets	$121,948,467

Liabilities and Stockholders Equity
Reserves for future policy benefits	$108,766,677
Stockholders equity	13,181,790

Total Liabilities and Stockholders Equity	$121,948,467

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

      Our major market risk exposure is changing interest rates, primarily in the United States, because we have a portfolio of fixed income investments. A change in interest rates will affect the fair value of our investments and may affect our operating results and financial condition. Interest rate risk is managed with effective maturity structures and with the application of duration management practices.

      We have no significant foreign currency risk or market risk arising from general account equity securities. We do have significant market risk from our largest annuity reinsurance contract and minor market and currency risk through our remaining annuity reinsurance agreements. We do not currently use derivative financial instruments such as futures and options to manage risk in our general account or assumed through our reinsurance agreements, although we may do so in the future. We manage other risks, including credit and liquidity, in the normal course of business. In managing credit risk we establish overall quality and rating guidelines and place limits on credit exposure by issuer and industry to achieve appropriate diversification in the portfolio. We do not have a trading portfolio and are not exposed to market risk from trading activities.

      There were no significant changes in our primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2000, except as described below with respect to certain investment return and lapse assumptions underlying our write downs of deferred acquisition costs related to our annuity reinsurance agreement with Transamerica. In addition, we have implemented Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities, effective as of the first quarter of 2001. Our additional exposure to market risk as of December 31, 2001 due to our implementation of FAS 133 is described below.

      The table below presents as of December 31, 2001 the amortized cost amounts and related weighted average interest rates by years of maturity for our investment portfolio. Mortgage backed securities are included in the table by anticipated year of maturity.

Weighted Average Interest	Cash and Cash	Weighted Average	Fixed Maturity	Weighted Average
Rates By Maturity	Equivalents	Interest Rate	Investments	Interest Rate

	(dollars in thousands)
2002	$104,793	1.74%	$9,913	2.19%
2003			20,318	5.20%
2004			45,655	5.62%
2005			46,717	6.20%
2006			50,354	5.82%
Thereafter			139,463	6.57%

Total	$104,793	1.74%	$312,421	6.76%

Fair Value	$104,793		$318,987

      Sensitivity analysis and duration modeling are used to estimate changes in fair values of fixed income investments and the potential effects on operating earnings and cash flows resulting from possible near term changes in interest rates. The term “near term” means a period of time going forward up to one year from the date of our Consolidated Financial Statements. Durations of fixed income investments are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income. Our duration model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model. The duration model produces a loss in fair value of the fixed income investments of approximately $11,500,000 based on a 100 basis point increase in interest rates as of December 31, 2001. Conversely, gains of similar amounts will be produced with a 100 basis point decrease in interest rates. Actual results may differ from the hypothetical change in fair values assumed in this disclosure, especially since the analysis does not and cannot reflect the results of any actions that would be taken by us to mitigate losses or to optimize gains in fair values.

      We believe that our life insurance liabilities are not highly interest rate sensitive as they arise from traditional reinsurance arrangements and, therefore, the effects of fluctuating interest rates on these liability cash flows are not significant.

      The annuity product line is generally regarded as market and interest rate sensitive. Fluctuations in the general level of interest rates may cause fluctuations in our results of operations. The future earnings and cash flows of the annuity product line are primarily dependent on earning a spread (the difference between the interest earned on the supporting asset base and the rate credited to policyholders) and persistency of the underlying business. All assets supporting interest sensitive contracts liabilities are managed by our cedents, or their designated asset managers. If these assets do not achieve investment returns at rates sufficient to meet our obligations on the underlying policies, we could experience unexpected losses. For example, under our annuity reinsurance agreement with Transamerica, the minimum interest guarantees on the underlying policies have exceeded the underlying policyholder account values due to poor investment performance, and we have been forced to fund our proportionate share of the shortfall out of our general assets, which has resulted in significant losses.

      During the fourth quarter of 2001, we determined the extent to which the minimum interest guarantees on the policies underlying the Transamerica contract had been exposed and, as a result, wrote down our deferred acquisition cost asset by $19,500,000. As discussed above, portions of this charge have been allocated to prior quarters in 2001 in connection with the restatement of our financial statements. In determining the write down of our deferred acquisition costs, we assumed annual investment returns on convertible bonds of 10% for 2002 and 8.00% for each year thereafter, and we assumed annual investment returns of 6.25% on each other asset class in which policyholder premiums have been invested. We also assumed a lapse rate for the underlying policies of 26% in 2002, 21% in 2003 and 15% in 2004. These assumed lapse rates include assumptions regarding full surrenders, partial withdrawals, annuitizations and policyholder deaths. Consistent with our accounting policies, we review the key assumptions used in determining this write down quarterly. A change in these assumptions could result in additional charges that would adversely impact future earnings. If our assumptions for investment return prove to be inaccurate, or if lapse rates exceed our assumptions, we may be required to record additional charges, which would adversely impact future earnings. Assuming no change in lapse assumptions, the net impact of a 100 basis point decrease in our investment return assumptions in all future years would have required an additional write down of deferred acquisition costs of approximately $8,000,000 in the fourth quarter of 2001. Assuming no change in our investment return assumptions, an initial 1% increase in our lapse assumptions on our Transamerica annuity contract in all future years would have required an additional write down of deferred acquisition costs of approximately $8,000,000 in the fourth quarter of 2001. Subsequent increases of our lapse assumptions might result in larger incremental increases in the required write downs of deferred acquisition costs.

      Certain of our modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities. We have identified an embedded derivative, similar to a total return swap arrangement, within our funds withheld receivable asset that we record in connection with these agreements. The valuation of these embedded derivatives requires complex cash flow modeling and assumptions, most notably with respect to expected future cash flows. The net fair value of these derivatives is classified on our Balance Sheet as a component of our Funds withheld asset. Changes in the fair value of these derivatives are reported in net income as Net change in fair value of embedded derivatives. While we believe these estimates of future cash flows and other assumptions in our models were reasonable when made, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, it is possible that we may modify our methodology.

      The methodology we use to determine the fair value of the embedded derivatives in our annuity reinsurance agreements that require bifurcation and separate accounting under FAS 133 is to determine the value of the host contract (notional asset) based upon expected future cash flows under the annuity contracts. The fair value of the embedded derivative is calculated as being the market value of the actual assets less the fair value of the notional asset. The change in fair value of the embedded derivative is influenced by changes in credit risk, yield curve shifts, changes in expected future cash flows under the annuity contracts and, to a lesser extent, interest rate changes.

      As of December 31, 2001, the net impact on our embedded derivatives of a 20 basis point increase or decrease in credit spreads is a loss or gain on the embedded derivative of approximately $3,800,000.

      As of December 31, 2001, the net impact on our embedded derivatives of a 50 basis point increase or decrease in interest rates as a result of duration mismatching is a gain or loss on the embedded derivative of approximately $263,000. The duration of the actual assets is approximately 6.1 years and the duration of the notional asset is approximately 6.2 years. As a result, we believe the impact of interest rate movements on the embedded derivative will be small.

      The table below shows the change in our embedded derivatives by quarter for 2001. The embedded derivative at fair value is classified on our Balance Sheet as a component of our Funds withheld asset.

	Change in Embedded	Embedded Derivative
	Derivative Value	at Fair Value

Cumulative Effect	$(3,665,735)	$(3,665,735)
First Quarter 2001	$(148,927)	$(3,814,662)
Second Quarter 2001	$1,846,981	$(1,967,681)
Third Quarter 2001	$(5,265,396)	$(7,233,077)
Fourth Quarter 2001	$8,596,369	$1,363,292

      We implemented FAS 133 effective as of the first quarter of 2001 and, consequently, there is no comparative information for 2000. We include the cumulative effect of the change in accounting principle in the table.

      The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See “Forward-Looking Statements” beginning on page 21.

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

REPORT OF MANAGEMENT

      Management of the Company has primary responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The consolidated financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis. The consolidated financial statements include amounts that are based on management’s best estimates and judgements. Management also prepared the other information presented in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

      Management of the Company has established and maintains a system of internal controls designed to provide reasonable assurance as to the integrity and reliability of the consolidated financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting.

      The Company’s consolidated financial statements have been audited by our independent auditors, KPMG. Our independent auditors had unrestricted access to each member of management in conducting their audit. Management has made available to our auditors all of the Company’s financial records and related data, as well as the minutes of shareholders’ and directors’ meetings. Management believes that all representations made to our auditors during their audits were valid and appropriate.

      The Audit Committee of the Board of Directors is comprised of certain directors who are neither employees nor officers of the Company. The Audit Committee meets periodically with management and KPMG regarding audit scope, timing and results, and to discuss other auditing and financial reporting matters. Our auditors have direct access to and meet privately with the Audit Committee.

JOHN F. BURKE

Chief Executive Officer and
Chief Financial Officer

February 28, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Annuity and Life Re (Holdings), Ltd.

      We have audited the consolidated financial statements of Annuity and Life Re (Holdings), Ltd. and subsidiaries as listed in the accompanying index. In connection with our audits of these consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Annuity and Life Re (Holdings), Ltd. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company has suffered significant losses from operations and experienced liquidity demands that raise substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 18. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2001 and 2000 and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for the years ended December 31, 2001 and 2000 have been restated.

      As discussed in Note 2 to the consolidated financial statements, as of January 1, 2001 the Company changed its method of accounting for derivative financial instruments and hedging activities.

KPMG

Chartered Accountants
Hamilton, Bermuda
February 11, 2002, except as to Notes 2 and 18, which are as of February 28, 2003

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

	For the Year Ended December 31,

	2001	2000

	(as restated)	(as restated)
Assets
Cash and cash equivalents	$104,793,019	$52,691,974
Fixed maturity investments at fair value (amortized cost of $312,420,719 and $266,967,810 at December 31, 2001 and December 31, 2000)	318,987,432	269,127,422
Funds withheld at interest	1,489,689,347	1,530,109,853
Accrued investment income	4,897,063	3,760,138
Receivable for investments sold	23,815	—
Receivable for reinsurance ceded	97,807,529	104,495,543
Deposits and other reinsurance receivables	76,139,222	29,552,630
Deferred policy acquisition costs	209,074,192	230,642,936
Other assets	9,360,971	6,221,248

Total Assets	$2,310,772,590	$2,226,601,744

Liabilities
Reserves for future policy benefits	$221,865,755	$174,953,018
Interest sensitive contracts liability	1,519,596,075	1,597,928,818
Other deposit liabilities	137,000,000	—
Other reinsurance liabilities	17,340,304	7,623,822
Payable for investments purchased	2,030,516	25,863
Accounts payable and accrued expenses	10,751,098	5,739,906

Total Liabilities	$1,908,583,748	$1,786,271,427

Stockholders’ Equity
Preferred shares (par value $1.00; 50,000,000 shares authorized; no shares outstanding)	$—	$—
Common shares (par value $1,00; 100,000,000 shares authorized; 25,705,328 and 25,499,999 shares outstanding at December 31, 2001 and December 31, 2000)	25,705,328	25,499,999
Additional paid-in capital	332,447,062	329,496,091
Notes receivable from stock sales	(1,317,259)	(1,367,241)
Accumulated other comprehensive income	6,418,469	2,064,971
Retained earnings	38,935,242	84,636,497

Total Stockholders’ Equity	$402,188,842	$440,330,317

Total Liabilities and Stockholders’ Equity	$2,310,772,590	$2,226,601,744

See accompanying notes to consolidated financial statements.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. Dollars)

	For the Year Ended December 31,

	2001	2000	1999

	(as restated)	(as restated)
Revenues
Net premiums	$251,793,237	$168,404,022	$100,835,007
Investment income, net of related expenses	91,128,696	136,648,327	85,089,811
Net realized investment gains (losses)	1,230,038	(4,817,121)	(1,284,769)
Net change in fair value of embedded derivatives	5,029,027	—	—
Surrender fees and other revenues	18,519,701	6,915,870	3,215,429

Total Revenues	$367,700,699	$307,151,098	$187,855,478

Benefits and Expenses
Claim and policy benefits	$216,025,010	$132,810,192	$79,953,160
Interest credited to interest sensitive products	49,258,418	65,842,303	22,312,684
Policy acquisition costs and other insurance expenses	127,780,549	58,985,523	42,200,688
Operating expenses	11,552,418	10,411,344	7,685,802

Total Benefits and Expenses	$404,616,395	$268,049,362	$152,152,334

Net (loss) income before cumulative effect of a change in accounting principle	$(36,915,696)	$39,101,736	$35,703,144
Cumulative effect of a change in accounting principle (Note 2)	(3,665,735)	—	—

Net (Loss) Income	$(40,581,431)	$39,101,736	$35,703,144

Net (loss) income per common share before cumulative effect of a change in accounting principle
Basic	$(1.45)	$1.53	$1.40
Diluted	$(1.45)	$1.42	$1.31
Cumulative effect of a change in accounting principle per common share
Basic	$(0.14)	$—	$—
Diluted	$(0.14)	$—	$—
Net (loss) income per common share
Basic	$(1.59)	$1.53	$1.40
Diluted	$(1.59)	$1.42	$1.31

See accompanying notes to consolidated financial statements.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(U.S. Dollars)

	For the Year Ended December 31,

	2001	2000	1999

	(as restated)	(as restated)
Net (loss) income for the period	$(40,581,431)	$39,101,736	$35,703,144
Other comprehensive income:
Unrealized holding gains (losses) on securities arising during the period	5,583,536	8,517,066	(16,276,579)
Less reclassification adjustment for realized gains and (losses) in net (loss) income	1,230,038	(4,817,121)	(1,284,769)

Other comprehensive income (loss)	4,353,498	13,334,187	(14,991,810)

Total Comprehensive (Loss) Income	$(36,227,933)	$52,435,923	$20,711,334

See accompanying notes to consolidated financial statements.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. Dollars)

	For the Year Ended December 31,

	2001	2000	1999

	(as restated)	(as restated)
Preferred shares par value $1.00
Balance at beginning and end of period	$—	$—	$—

Common shares par value $1.00
Balance at beginning of period	$25,499,999	$25,499,999	$25,499,999
Issuance of shares	205,329	—	—

Balance at end of period	$25,705,328	$25,499,999	$25,499,999

Additional paid-in capital
Balance at beginning of period	$329,496,091	$329,496,091	$329,517,104
Issuance of shares	2,950,971	—	(21,013)

Balance at end of period	$332,447,062	$329,496,091	$329,496,091

Notes receivable from stock sales
Balance at beginning of period	$(1,367,241)	$(1,286,741)	$(1,391,068)
Repayments	150,000	—	175,000
Accrued interest during period	(100,018)	(80,500)	(70,673)

Balance at end of period	$(1,317,259)	$(1,367,241)	$(1,286,741)

Accumulated other comprehensive income (loss)
Balance at beginning of period	$2,064,971	$(11,269,216)	$3,722,594
Net unrealized gains (losses) on securities	4,353,498	13,334,187	(14,991,810)

Balance at end of period	$6,418,469	$2,064,971	$(11,269,216)

Retained earnings
Balance at beginning of period	$84,636,497	$49,614,761	$17,991,617
Net (loss) income	(40,581,431)	39,101,736	35,703,144
Stockholder dividends	(5,119,824)	(4,080,000)	(4,080,000)

Balance at end of period	$38,935,242	$84,636,497	$49,614,761

Total Stockholders’ Equity	$402,188,842	$440,330,317	$392,054,894

See accompanying notes to consolidated financial statements.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars)

	For the Year Ended December 31,

	2001	2000	1999

	(as restated)	(as restated)
Cash flows from operating activities
Net (loss) income	$(40,581,431)	$39,101,736	$35,703,144
Adjustments to reconcile net (loss) income to cash (used) provided by operating activities:
Cumulative effect of change in accounting principle	3,665,735	—	—
Net realized investment (gains) losses	(1,230,038)	4,817,121	1,284,769
Net change in fair value of embedded derivatives	(5,029,027)	—	—
Changes in:
Accrued investment income	(1,136,925)	519,342	(467,418)
Deferred policy acquisition costs	21,568,744	(27,132,686)	(43,927,964)
Deposits and other reinsurance receivables	(39,898,578)	(21,717,824)	(7,834,806)
Other assets	(3,139,723)	(229,580)	(3,347,968)
Reserves for future policy benefits	46,912,737	26,703,552	21,727,514
Interest sensitive contracts, net of funds withheld	(36,548,945)	(2,911,000)	(12,844,576)
Other reinsurance liabilities	9,716,482	(3,122,447)	(11,709,168)
Accounts payable	5,011,192	231,311	2,496,316

Net cash (used) provided by operating activities	$(40,689,777)	$16,259,525	$(18,920,157)

Cash flows from investing activities
Proceeds from sales of fixed maturity investments	$320,615,200	$284,671,582	$226,566,212
Purchase of fixed maturity investments	(362,910,836)	(262,084,085)	(239,048,394)
Acquisition of a company	—	(13,181,790)	—

Net cash (used) provided by investing activities	$(42,295,636)	$9,405,707	$(12,482,182)

Cash flows from financing activities
Issuance of shares	$3,156,300	$—	$(21,013)
Repayment of notes receivable, less accrued interest	49,982	(80,500)	104,327
Dividends paid to stockholders	(5,119,824)	(4,080,000)	(4,080,000)
Increase in Deposit Liability	137,000,000	—	—

Net cash provided (used) by financing activities	$135,086,458	$(4,160,500)	$(3,996,686)

Increase (decrease) in cash and cash equivalents	$52,101,045	$21,504,732	$(35,399,025)
Cash and cash equivalents, beginning of period	52,691,974	31,187,242	66,586,267

Cash and cash equivalents, end of period	$104,793,019	$52,691,974	$31,187,242

See accompanying notes to consolidated financial statements.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

      Annuity and Life Re (Holdings), Ltd. (“Holdings”) was incorporated on December 2, 1997 under the laws of Bermuda. Holdings provides annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiaries: Annuity and Life Reassurance, Ltd., which is licensed under the laws of Bermuda as a long term insurer; and Annuity and Life Re America, Inc., an insurance holding company based in the United States, and Annuity and Life Reassurance America, Inc., a life insurance company domiciled in the United States. Holdings, Annuity and Life Reassurance, Annuity and Life Re America and Annuity and Life Reassurance America are collectively referred to herein as the “Company.” The Company completed an initial public offering of its equity securities and commenced operations on April 17, 1998.

2. Restatement

      In July 2002, the Company announced that it had determined that it had embedded derivatives in certain of its annuity reinsurance contracts that are required to be bifurcated from their host contracts and accounted for separately pursuant to Statement of Financial Accounting Standard 133 — Accounting for Derivative Instruments and Hedging Activities. The Company is required to carry these embedded derivatives on its balance sheet at fair value (see Note 3(k)) and the unrealized changes in the value of these embedded derivatives are reflected in net income as Net change in fair value of embedded derivatives. The fair value of these embedded derivatives at January 1, 2001 was a loss of $3,665,735 and this has been accounted for as a cumulative effect of a change in accounting principle. The change in fair value of the Company’s embedded derivatives during 2001 was a gain of $5,029,027. Additionally, an adjustment of $1,320,184 has been made to increase the amortization of deferred acquisition costs to reflect the revised emergence of profits on the affected reinsurance agreements as a result of the change in fair value of the embedded derivatives. For the fiscal year ended December 31, 2001, the net impact on reported earnings was a $43,107 gain.

      In the fourth quarter of 2001, the Company recorded a charge of $33,000,000 in connection with minimum interest guarantees associated with its largest annuity reinsurance contract. The $33,000,000 charge was made up of $13,500,000 of estimated minimum interest guarantee payments made in 2001 and a $19,500,000 reserve for estimated future minimum interest guarantee payments. The Company had originally recorded the $19,500,000 reserve component of the $33,000,000 charge as an increase to its Interest sensitive contracts liability. In its restated financial statements for the fiscal year ended December 31, 2001, the Company has reclassified the $19,500,000 as a write down of deferred acquisition costs. The reclassification does not change the Company’s reported net loss for the year; however, certain components of the Company’s Consolidated Balance Sheet as of December 31, 2001 and Consolidated Statements of Operations for the year then ended have changed as a result of this reclassification.

      Further, based on information now available to the Company, the Company has also restated its financial statements for the fiscal years ended December 31, 2001 and 2000 to record approximately $13,500,000 and $2,800,000, respectively, of minimum interest guarantee payments made in the periods in which they were paid. The $13,500,000 of payments made in 2001 were included in the $33,000,000 charge taken in the fourth quarter of 2001. The Company originally recorded the full $13,500,000 expense in the fourth quarter of 2001 because that was the quarter in which the Company first received data that enabled it to estimate the amount of such payments accurately. As part of the restatement of the Company’s financial statements for the fiscal year ended December 31, 2001, the $13,500,000 expense has been reallocated to the quarterly periods in that year in which the payments were made. Similarly, the Company has recognized the $2,800,000 of minimum interest guarantee payments made in 2000 as an expense rather than as a reduction in Interest sensitive contracts liabilities. There was a corresponding decrease of $1,914,853 in the amortization of deferred acquisition costs in 2000 as a result of the minimum interest guarantee payments made in that year. The net effect on the Company’s net income in 2000 was a reduction of $885,459. The decrease in the amortization of deferred acquisition costs in 2000 had the effect of increasing the amount of unamortized deferred acquisition costs as at December 31, 2000. Because the Company determined that deferred acquisition costs on the

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s largest annuity reinsurance contract should be written down to their estimated recoverable amount during 2001, the write down in costs in 2001 has been adjusted to reflect the increased balance of unamortized deferred acquisition costs that existed at December 31, 2000. The impact of this aspect of the restatement on net income in 2001 was a reduction of $1,914,853. Certain components of the Company’s Consolidated Balance Sheets as of December 31, 2001 and 2000, as well as certain components of the Company’s Consolidated Statements of Operations for the years then ended have changed as a result of this restatement.

      The following table summarizes the effect of each of these changes to the Company’s previously issued financial statements for the fiscal years ended December 31, 2001 and 2000. The restatement described above had no net effect on the Company’s cash flows (used) provided by operating activities for the periods then ended, so no information regarding the Company’s Consolidated Statements of Cash Flows is presented in the table.

		Effect of

				Minimum
	As Reported	FAS 133	Reclassification	Guarantee	As Restated

Consolidated Balance Sheet at December 31, 2001
Funds withheld at interest	$1,488,326,056	$1,363,291	$—	$—	$1,489,689,347
Deferred acquisition costs	229,894,376	(1,320,184)	(19,500,000)	—	209,074,192
Interest sensitive contracts liability	1,536,295,763	—	(19,500,000)	2,800,312	1,519,596,075
Stockholders’ equity	404,946,046	43,107	—	(2,800,312)	402,188,842

Consolidated Balance Sheet at December 31, 2000
Funds withheld at interest	$1,530,109,853	—	$—	$—	$1,530,109,853
Deferred acquisition costs	228,728,083	—	—	1,914,853	230,642,936
Interest sensitive contracts liability	1,595,128,506	—	—	2,800,312	1,597,928,818
Stockholders’ equity	441,215,776	—	—	(885,459)	440,330,317

Consolidated Statements of Operations for the year ended December 31, 2001
Net change in fair value of embedded derivatives	$—	$5,029,027	$—	$—	$5,029,027
Interest credited to interest sensitive products	68,758,418	—	(19,500,000)	—	49,258,418
Policy acquisition and other insurance expenses	105,045,512	1,320,184	19,500,000	1,914,853	127,780,549
Cumulative effect of a change in accounting principle	—	(3,665,735)	—	—	(3,665,735)
Net (Loss)	(38,709,686)	43,107	—	(1,914,853)	(40,581,431)

Consolidated Statements of Operations for the year ended December 31, 2000
Interest credited to interest sensitive products	$63,041,991	$—	$—	$2,800,312	$65,842,303
Policy acquisition and other insurance expenses	60,900,376	—	—	(1,914,853)	58,985,523
Net Income	39,987,195	—	—	(885,459)	39,101,736

      Information regarding the Company’s accounting policy for embedded derivatives is provided in Note 3(k); information regarding the effect of the restatement on earnings per share is provided in Note 6;

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information regarding the effect of the restatements on pro forma earnings per share, had compensation cost been determined under SFAS 123, “Accounting for Stock-Based Compensation,” is provided in Note 8; additional information regarding the Company’s annuity reinsurance contracts with Transamerica and Ohio National is included in Note 10; and information regarding the fair value of the embedded derivatives is included in Note 11.

      Additional information about the restated results is also available in Note 17, which summarizes selected financial information by quarter. In addition to its reallocation of minimum interest guarantee payments made in 2001, the Company has also allocated portions of the $19,500,000 reserve component of the $33,000,000 charge taken in the fourth quarter of 2001, and a similar $24,700,000 charge taken in the third quarter of 2001 in connection with the same contract, across prior quarters in that year. This reallocation does not affect the reported net (loss) for the year ended December 31, 2001, but it does affect reported net income (loss) for each of the quarters in that year.

3. Summary of significant accounting policies

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

      For contracts with a single premium or a limited number of premium payments due over a significantly shorter period than the total period over which benefits are provided (“limited payment contracts”), reinsurance premiums are recorded as income when due with any excess profit deferred and recognized in income in a constant relationship to the insurance in force or, for annuities, in relation to the amount of expected future benefit payments.

      Premiums from universal life and investment-type contracts are reported in the balance sheet as interest sensitive contracts liability. Revenues from these investment type contracts consist of income earned on the assets and amounts assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders’ account balances.

      Deposit accounting procedures are applied to considerations received or paid relating to reinsurance contracts that do not qualify for reinsurance accounting, with any revenue or expense associated with such deposits reflected in net investment income and other insurance expenses, respectively.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     (d) Insurance licenses, net of amortization

      The Company has classified as insurance licenses the cost in excess of fair value of net assets acquired in a purchase transaction. This cost is being amortized on a straight-line basis over 20 years (see Note 3(l) below).

     (e) Reserves for future policy benefits and interest sensitive contracts liability

      The development of policy reserves for the Company’s products requires management to make estimates and assumptions regarding mortality, lapse, expense and investment experience. Such estimates are primarily based on historical experience and information provided by ceding companies. Actual results could differ materially from those estimates. Management considers all of the Company’s reinsurance contracts to be long duration contracts. Management monitors actual experience and, where circumstances warrant, will revise its assumptions and the related reserve estimates.

      The Company’s liability for contracts providing reinsurance for life insurance policies is recorded in the balance sheet as reserves for future policy benefits. The reserve is estimated using a net level premium method utilizing actuarial assumptions for mortality, persistency, interest and expenses established when the contract is underwritten. These assumptions are based on anticipated experience with a margin for adverse deviation. If the reserves for future policy benefits plus the present value of expected future gross premiums are insufficient to provide for expected future benefits and expenses, deferred policy acquisition costs are written down and, if required, a premium deficiency reserve is established by a charge to income. Benefit liabilities for traditional annuities that contain mortality risk are recorded at the present value of expected future benefit payments.

      Premiums from universal life and investment-type contracts and benefit liabilities for traditional annuities (during the accumulation period) are reported in the balance sheet as interest sensitive contracts liability. Universal life and investment type contracts are recorded at their accumulated policyholder values (without reduction for potential surrender or withdrawal charges). Revenues from these investment type contracts consist of income earned on the assets and amounts assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders’ account balances and interest credited to policyholder account balances.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (f) Investments

      The Company classifies its investments in fixed income securities as available for sale and, accordingly, such securities are carried at fair value. The cost of fixed income securities is adjusted for amortization of premiums and discounts. The carrying value of fixed income securities is adjusted for declines in value that are considered other than temporary and is considered a realized loss.

      Realized gains and losses on investments are recognized in net income, using the specific identification method. Changes in fair values of securities classified as available for sale are reflected in accumulated other comprehensive income.

     (g) Translation of foreign currencies

      The Company’s functional currency is the United States dollar. Premiums written and receivable in foreign currencies and liabilities for future benefits payable in foreign currencies are recorded at exchange rates prevailing at the time such assets and liabilities are first recorded. Exchange gains or losses resulting from the periodic revaluation and settlement of such assets and liabilities are recorded in the Company’s statement of operations.

     (h) Income per common share

      The Company calculates basic income per common share and income per common share assuming dilution.

      Basic income per common share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period.

      Diluted income per common share is calculated by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period, plus dilutive potential common shares. Options and warrants issued by the Company are considered dilutive potential common shares and are included in the calculation using the treasury stock method.

     (i) Cash and cash equivalents

      For the purposes of the statements of cash flows, the Company considers all time deposits and short term investments with an original maturity of 90 days or less as equivalent to cash.

     (j) Stock plans

      The Company accounts for stock option grants in accordance with APB opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25”. Compensation expense for stock option grants is recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date. Any resulting compensation expense is recorded over the shorter of the vesting or service period.

     (k) Funds withheld at interest and embedded derivatives

      Funds withheld at interest represents a receivable balance equivalent to the Company’s proportionate share of its ceding companies’ statutory reserves related to policies reinsured by the Company under annuity reinsurance agreements written on a modified coinsurance or coinsurance funds withheld basis. The premiums received by a ceding company on the policies underlying these types of reinsurance agreements are used to purchase investment securities that are managed by that ceding company or investment managers appointed by it. Net investment income includes the Company’s proportionate share of the investment income and

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realized capital gains and losses on the sale of investments purchased with those premiums, as well as distributions from the embedded derivatives contained in certain of these agreements.

      A portion of the Company’s Funds withheld receivable assets contains embedded derivatives which require bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities, which the Company adopted as of January 1, 2001. The net fair value of these embedded derivatives is classified as part of the Company’s Funds withheld asset on its balance sheet. The change in the fair value of these embedded derivatives is recorded in the Company’s statement of operations as Net change in fair value of embedded derivatives, which is a non-cash item. The Company, with the assistance of outside advisors, has developed a cash flow model to arrive at an estimate of the fair value of these embedded derivatives that uses various assumptions regarding future cash flows under the affected annuity reinsurance contracts. While the Company has made an estimate of the fair value of these embedded derivatives using a model which it believes to be appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, it is possible that the Company may modify its methodology. The Company does not bifurcate and separately account for the embedded derivatives contained in certain of its contracts, including its annuity reinsurance agreement with Transamerica Occidental Life Insurance Company, because the Company acquired those agreements prior to the transition date elected by it under FAS 133, as amended by FAS 137.

     (l) Accounting pronouncements

      In July 2001, the FASB issued Statement Number 141 — Business Combinations and Statement Number 142 — Goodwill and Intangible Assets. These statements will change how the Company will account for business combinations and for purchased goodwill and other intangible assets that arise from these combinations. The Company adopted the new standards on January 1, 2002.

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

4. Investments

      (a) The amortized cost and fair values of investments in fixed income securities classified as available for sale at December 31, 2001 and 2000 are as follows:

	Amortized	Unrealized	Unrealized	Fair
2001	Cost	Gain	Loss	Value

U.S. Government Securities	$123,839,962	$3,140,538	$539,290	$126,441,210
Non U.S. Government Securities	5,052,082	151,503	—	5,203,585
U.S. Corporate Securities	126,011,190	2,635,734	758,471	127,888,453
Non U.S. Corporate Securities	12,643,848	641,580	—	13,285,428
Mortgage Securities	44,873,637	1,306,222	11,103	46,168,756

	$312,420,719	$7,875,577	$1,308,864	$318,987,432

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amortized	Unrealized	Unrealized	Fair
2000	Cost	Gain	Loss	Value

U.S. Government Securities	$74,968,192	$1,280,454	$10,661	$76,237,985
Non U.S. Government Securities	6,396,324	22,824	—	6,419,148
U.S. Corporate Securities	84,615,039	359,949	172,612	84,802,376
Non U.S. Corporate Securities	5,280,484	193,741	—	5,474,225
Mortgage Securities	95,707,771	614,242	128,325	96,193,688

	$266,967,810	$2,471,210	$311,598	$269,127,422

      A deferred tax liability of $313,910 and $94,641 has been provided against unrealized gains on fixed income securities as of December 31, 2001 and December 31, 2000, respectively.

      (b) The following table sets forth certain information regarding the investment ratings of the Company’s fixed income securities portfolio at December 31, 2001 and 2000.

	2001		2000

Ratings(1)	Amortized Cost	%	Amortized Cost	%

AAA	$167,299,542	53.6%	$173,372,069	65.0%
AA	22,020,044	7.0%	18,789,047	7.0%
A	64,538,138	20.7%	38,004,996	14.2%
BAA	54,813,709	17.5%	27,818,913	10.4%
BA	2,651,113	0.8%	7,465,525	2.8%
Below BA	1,098,173	0.4%	1,517,260	0.6%

	$312,420,719	100.0%	$266,967,810	100.0%

(1)	Ratings as assigned by Moody’s.
      (c) At December 31, 2001 and 2000 letters of credit totaling $197 million and $184 million, respectively, issued in the ordinary course of the Company’s business had been issued by the Company’s bankers in favor of certain ceding insurance companies. At December 31, 2001 and 2000 cash and investments of $112 million and $161 million, respectively, were pledged as collateral for these letters of credit.

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

	2001		2000

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$9,912,893	$9,860,685	$11,275,786	$11,265,144
From one year to five years	162,295,676	166,459,434	93,260,097	93,066,484
From six to ten years	83,066,476	84,374,357	53,652,320	55,105,843
More than ten years	12,272,037	12,124,200	13,071,836	13,496,263
Mortgage Securities	44,873,637	46,168,756	95,707,771	96,193,688

	$312,420,719	$318,987,432	$266,967,810	$269,127,422

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      (e) Investment income earned during the year is as follows:

	2001	2000	1999

Interest income	$21,434,452	$21,181,034	$22,004,986
Investment income earned on funds withheld	70,963,486	116,521,841	64,606,466
Amortization of premium/discount	(839,580)	(360,445)	(659,506)
Investment expenses	(429,662)	(694,103)	(862,135)

	$91,128,696	$136,648,327	$85,089,811

      Gross realized investment gains for December 31, 2001, 2000, and 1999 were $3,659,762, $1,376,373, and $1,104,026, respectively. Gross realized losses for the same periods were $2,429,724, $6,193,494, and $2,388,795, respectively.

5. Stockholders’ Equity

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

      In the event of a liquidation, dissolution or winding up of the Company, the holders of the common shares are able to share equally in the assets of the Company, if any remain after payment of all liabilities and the liquidation preference of any outstanding preference shares. Certain restrictions exist with respect to the transfer of shares, should such a transfer cause the number of shares held by one United States person to be 10% or more, or a non-United States person to be 17% or more, of the Company’s outstanding common shares.

  Class A Warrants

      In connection with the initial capitalization of the Company, the Company issued Class A Warrants which entitle the holders to purchase up to 3,059,990 common shares in the Company.

      The exercise price of the Warrants, which is subject to adjustment, is $15.00, which was equal to the initial public offering price per share of the Company’s common shares. The Class A Warrants are all currently exercisable. The Class A Warrants will expire on January 15, 2008. No Class A Warrants have been exercised at December 31, 2001.

  Class B Warrants

      In connection with the direct sales of equity securities to certain “Strategic Investors” in connection with the Company’s initial public offering, the Company issued Class B Warrants that enable the holders to purchase an aggregate of 397,500 common shares of the Company. The exercise price of the Warrants, which is subject to adjustment, is $15.00 per share, which was equal to the price of the common shares in the initial

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

public offering. The Class B Warrants are all currently exercisable and expire on April 15, 2008. No Class B Warrants have been exercised at December 31, 2001.

6. (Loss) Income Per Share

      The following table sets forth the computation of basic and diluted (loss) income per share.

	2001	2000	1999

	(dollars, as restated)	(dollars, as restated)
Net (loss) income available to common shareholders before cumulative effect of a change in accounting principle	$(36,915,696)	$39,101,736	$35,703,144
Cumulative effect of a change in accounting principle	(3,665,735)	—	—

Net (loss) income available to common shareholders	$(40,581,431)	$39,101,736	$35,703,144

Basic:
Weighted average number of common shares outstanding	25,602,664	25,499,999	25,499,999
Net (loss) income per share before cumulative effect of a change in accounting principle	$(1.45)	$1.53	$1.40
Cumulative effect of a change in accounting principle	(0.14)	—	—

(Loss) income per common share	$(1.59)	$1.53	$1.40

Diluted:
Weighted average number of common shares outstanding	25,602,664	25,499,999	25,499,999
Plus: incremental shares from assumed exercise of options and warrants	—	1,970,746	1,722,636

Diluted weighted average number of common shares outstanding	25,602,664	27,470,745	27,222,635

Net (loss) income per share before cumulative effect of a change in accounting principle	$(1.45)	$1.42	$1.31
Cumulative effect of a change in accounting principle	(0.14)	—	—

(Loss) income per common share	$(1.59)	$1.42	$1.31

      As of December 31, 2001, 2000 and 1999 the Company had 1,860,536, 1,903,365, and 1,497,865 options outstanding, respectively. There were Class A and Class B warrants outstanding representing the right to acquire 3,457,490 shares in each of the above years. Inclusion of the incremental shares from assumed exercise of options and warrants is anti-dilutive in 2001. Consequently, they are not included in diluted (loss) income per common share.

7. Agreements with Related Parties

  Inter-Atlantic Capital Partners, Inc.

      Certain directors of the Company are also owners, directors, or officers of Inter-Atlantic Capital Partners, Inc. (“Inter-Atlantic”). In 1998, Inter-Atlantic agreed to provide financial advisory and other services to the Company for a term of five years in exchange for four annual payments of $600,000. Such services include,

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

among other things, assistance in the development of products, financial planning, management of assets and liabilities, international marketing efforts and such other services as the Company may request. In 1999, the Company prepaid this fee at a discount of 10%. The prepayment is being amortized over the period the services are provided with the unamortized amount included in other assets.

  Shareholders

      One of the Company’s major shareholders is affiliated with The Prudential Investment Corporation, which serves as one of the Company’s investment managers. The Company has agreed to pay a fee for investment management services to The Prudential Investment Corporation based upon the amount of funds managed. The fee is based upon a sliding scale and has been determined on an arms-length basis. The Company has entered into a life reinsurance agreement with the Prudential Insurance Company of America and an annuity reinsurance agreement with XL Mid Ocean Reinsurance, Ltd., a subsidiary of XL Capital, Ltd. Both Prudential and XL Capital are major shareholders of the Company. These contracts have been negotiated under normal commercial terms. As discussed in Note 10, the Company has also entered into an additional agreement with a subsidiary of XL Capital.

  Transactions with management

      During 1998, certain of the Company’s officers purchased 163,121 shares in the Company and the Company made loans to the officers to partially finance such purchases. The loans bear interest at 7% per annum and must be repaid within five years.

      At December 31, 2001 and 2000 loans outstanding from management for such stock purchases were $1,000,000 and $1,150,000, respectively. Accrued interest on the notes was $317,259 and $217,241, respectively. Interest income of $100,018, $80,500, and $70,673 has been recognized for the years December 31, 2001, 2000 and 1999, respectively, on these loans.

8. Stock Option Plans

      In 1998 the Board of Directors adopted a Stock Option Plan (the “Plan”) under which it may grant, subject to certain restrictions, Incentive Stock Options (“ISO’s”) and Non-Qualified Stock Options (“NQSO’s”). The aggregate number of common shares for which options may be granted under the Plan was limited to 1,552,500 Common Shares. In 1999 the Plan was amended such that options may be granted in any fiscal year equal to not more than 2% of the adjusted average of the outstanding common shares of the Company, as that number is determined by the Company to calculate fully diluted earnings per share. Only eligible employees of the Company are entitled to ISO’s, while NQSO’s may be granted to eligible employees, non-employee directors and consultants. The Plan is administered by the Compensation Committee of the Board of Directors.

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

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001		2000

	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of year	1,903,365	$17.17	1,497,865	$15.65
Granted	172,500	$28.98	422,500	$22.46
Exercised	(205,329)	$15.37	—	$—
Forfeitures	(10,000)	$22.37	(17,000)	$15.60

Outstanding at end of year	1,860,536	$18.44	1,903,365	$17.17

      At December 31, 2001, options to acquire 1,446,855 common shares were exercisable. The weighted average remaining contractual life of these exercisable options was 6.6 years.

      The Company applies APB Opinion No. 25 and FASB Interpretation No. 44 in accounting for the Plan. Accordingly, no compensation cost has been recognized as the intrinsic value of the options was $nil at the measurement date. The net income and earnings per common share would have been reduced to the pro forma amounts indicated below, had compensation cost been determined based on the fair value of the options at the grant date, consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation.”

	2001	2000	1999

	(as restated)	(as restated)
Net (loss) income before cumulative effect of a change in accounting principle:
– as reported	$(36,915,696)	$39,101,736	$35,703,144
– pro forma	(40,274,490)	34,397,159	32,437,835
(Loss) earnings per share before cumulative effect of a change in accounting principle as reported:
– Basic	$(1.45)	$1.53	$1.40
– Diluted	$(1.45)	$1.42	$1.31
Pro forma (loss) earnings per share before cumulative effect of a change in accounting principle:
– Basic	$(1.57)	$1.35	$1.27
– Diluted	$(1.57)	$1.25	$1.19
Net (loss) income:
– as reported	$(40,581,431)	$39,101,736	$35,703,144
– pro forma	$(43,940,225)	$34,397,159	$32,437,835
(Loss) earnings per share as reported:
– Basic	$(1.59)	$1.53	$1.40
– Diluted	$(1.59)	$1.42	$1.31
Pro forma (loss) earnings per share:
– Basic	$(1.72)	$1.35	$1.27
– Diluted	$(1.72)	$1.25	$1.19

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model. The following table details the assumptions and fair values for all issued options.

	Dividend	Expected	Weighted Average	Weighted Average
Year of Grant	Yield	Volatility	Risk Free Rate	Fair Value

1998	1.07%	26.00%	5.60%	$6.47
1999	0.80%	25.00%	5.60%	$9.85
2000	0.70%	35.00%	5.80%	$11.79
2001	0.69%	37.07%	5.05%	$15.19

9. Retrocession Agreements

      The Company has entered into a retrocession agreement, which enables it to limit the amount of life reinsurance it retains to $1,000,000 per single life. The contract is automatic and effective for risks assumed and in force from January 1, 1997. The limit of cover is $50 million and covers all single and joint life reinsurance assumed by the Company. At December 31, 2001 and 2000 the Company ceded approximately $493 million and $193 million of in force insurance coverage for a premium of $1,449,000 and $1,146,000, respectively. At December 31, 2001, $1,150,000 was recoverable from our reinsurers. There was no recoverable at December 31, 2000.

      It should be noted that retrocession agreements do not relieve the Company from its obligations to its reinsureds and failure of the Company’s reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors any concentrations of credit risk that may develop to minimize its exposure. The parties to the retrocession agreement described above have current credit rating of A+ or better, as assigned by A. M. Best.

      Annuity and Life Reassurance America also purchased reinsurance as discussed in Note 13.

10.	Vulnerability to Concentrations, Use of Estimates, and Contingencies

      The Company has entered into two significant deferred annuity reinsurance contracts and several significant life reinsurance contracts. Due to the size of certain of these contracts, there is a material concentration of net premiums, funds withheld at interest, deferred policy acquisition costs and balances related to interest-sensitive contract liabilities with the underlying parties to these contracts. The underlying parties to these contracts are large insurance companies based in North America.

      The Company’s largest annuity reinsurance contract is a retrocessional contract whereby the Company reinsures Transamerica Occidental Life Insurance Company. At December 31, 2001, approximately $962 million of the Company’s funds withheld at interest receivable and $991 million of the Company’s interest sensitive contracts liability related to its reinsurance contract with Transamerica, which is a retrocessional reinsurance arrangement covering policies issued by IL Annuity and Insurance Company. Transamerica’s agreement with IL Annuity is also structured on a modified coinsurance basis, so IL Annuity maintains ownership and control of the assets supporting the Company’s obligations to Transamerica. IL Annuity has financial strength or claims paying ratings of A, A and AA- from A.M. Best, Standard & Poor’s and Fitch Ratings, respectively. Transamerica has financial strength or claims paying ratings of A+, AA+, Aa3 and AA+ from A.M. Best, Standard & Poor’s, Moody’s and Fitch Ratings, respectively. At December 31, 2001, approximately $227 million of the Company’s funds withheld at interest (excluding the fair value of the embedded derivatives) and $227 million of the Company’s interest sensitive contracts liability related to the Company’s reinsurance contract with The Ohio National Life Insurance Company. Ohio National has financial strength or claims paying ratings of A+, AA, A1 and AA from A.M. Best, Standard & Poor’s, Moody’s and Fitch Ratings, respectively.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2001, the Company recorded $59,615,000 of charges and payments related to the Transamerica reinsurance contract, made up of $13,500,000 of payments made under the contract for minimum interest guarantees to policyholders who surrendered their policies and writedowns of deferred acquisition costs of $46,115,000. These charges are the result of a high level of surrenders by policyholders coupled with poor investment performance on the premiums paid by the holders of policies underlying the reinsurance contract. In writing down the deferred acquisition costs to their estimated recoverable amount, management has estimated the future levels of surrenders of the underlying policies together with the estimated future level of investment return on the invested premiums. While management has written down deferred acquisition costs to what it believes to be an appropriate level based upon reasonable assumptions about future investment performance and surrenders, the write down is an estimate. Actual amounts of income earned and amounts payable upon future surrenders may be significantly higher or lower than the amounts currently estimated. If actual experience varies significantly from the assumptions used to write down the deferred acquisition costs, additional write downs may be needed in the future. A subsidiary of XL Capital, a major shareholder in the Company, has agreed to provide additional protection for up to $10,000,000 against further minimum interest guarantee payments on this contract occurring after January 31, 2002 in excess of a $33,000,000 deductible.

      On January 21, 2002, the Company served written notice of arbitration in connection with its largest annuity contract. The Company is seeking monetary damages and/or equitable relief from its ceding insurer. The claim is based upon certain actions and/or omissions by the cedent that the Company asserts have, without limitation, deprived it of the benefit of this reinsurance transaction. The parties are in the process of selecting an arbitration panel. It is not feasible to determine the outcome of this arbitration at the current time.

      The Company plans to invoke the arbitration provisions of its reinsurance agreement in connection with its largest life reinsurance contract. The claim is based upon the Company’s contention that the cedent failed to disclose material facts, known to the cedent, about the block of business being reinsured when it was underwritten.

      The Company also plans to pursue arbitration or other legal action to terminate a second life reinsurance agreement underwritten in 1998. The claim is based upon the Company’s contention that the cedent is unable to provide support for its underwriting assumptions used to secure the reinsurance and has ceded business that is excluded from the agreement. Further, the cedent is unable to segregate from its records business that is properly covered under the agreement.

11. Fair Value of Financial Instruments

      The following discussion outlines the methodologies and assumptions used to determine the estimated fair value of the Company’s financial instruments. Considerable judgment is required to develop these fair values. Accordingly, the estimates shown are not necessarily indicative of the amounts that would be realized in a one-time, current market exchange of all of the Company’s financial instruments.

  Fixed Income Securities

      Fair values for fixed income securities are based on quoted market prices, where available. For fixed income securities not actively traded, fair values are estimated using values obtained from independent pricing services.

  Cash and Cash Equivalents

      The carrying value of assets classified as cash and cash equivalents is approximately their fair value.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Embedded Derivatives

      Certain of the Company’s modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities. The valuation of these embedded derivatives requires cash flow modeling that uses various assumptions regarding future cash flows under these agreements. At December 31, 2001, the net fair value of the Company’s embedded derivatives was $1,363,000 and was classified as part of the Company’s Funds withheld asset.

  Other items

      Fair value disclosures are not required for reinsurance balances recoverable, deferred policy acquisition costs, or liabilities arising from insurance contracts. As a result, they have not been determined by the Company. Fair values of other assets and liabilities approximate their carrying values due to their short-term nature.

12. Segments

      The Company writes a number of ordinary life reinsurance and annuity reinsurance contracts. The Company views life and annuity reinsurance as one business segment and accumulates financial data for this segment when assessing performance and allocating resources.

13. Acquisition

      On June 1, 2000 the Company, through Annuity and Life Re America, completed the acquisition of Annuity and Life Reassurance America, Inc., formerly Capitol Bankers Life Insurance Company. Annuity and Life Reassurance America is a life insurance company domiciled in the United States, which is authorized to conduct its life insurance business in over 40 states of the United States and the District of Columbia, and will focus its operations on the United States life reinsurance markets. The Company contributed additional capital to Annuity and Life Reassurance America during the fiscal year of $19,550,000 to bring the total capital and surplus of Annuity and Life Reassurance America to $25,000,000. The acquisition price and capital contribution was funded from available cash balances and proceeds from the sales of fixed income securities held by the Company.

      The acquisition has been accounted for as a purchase and the operating results of Annuity and Life Reassurance America have been included in the Company’s financial statements since the date of acquisition. Prior to closing, the in-force insurance business of Annuity and Life Reassurance America was 100% reinsured by Annuity and Life Reassurance America with its former owner, a subsidiary of Swiss Re, who will continue to administer the business reinsured. Accordingly, there will be no earnings from the in-force business at the acquisition date accruing to the Company currently or in the future.

      The amounts related to the reinsured business referred to above are included on the Company’s Balance Sheet as Receivable for reinsurance ceded and Reserves for future policy benefits. At December 31, 2001 and 2000, the amounts included in these accounts were $97,800,000 and $104,500,000, respectively.

      The purchase price of $13,200,000 exceeded the fair value of the net assets acquired (the capital and surplus of Annuity and Life Reassurance America) by $2,301,000. The excess, which has been allocated to the value of the insurance licenses possessed by Annuity and Life Reassurance America, is being amortized over 20 years (see Note 3(l) above).

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Deposit Liability

      During 2001, the Company entered into a reinsurance agreement with a third party reinsurer to cede excess U.S. Statutory reserves (the amount by which the cedents U.S. Statutory reserves exceeds our U.S. GAAP reserves for certain life insurance contracts subject to certain state statutory regulations known as Triple-X) to the reinsurer. Under the agreement, the reinsurer is obligated to fund the collateral requirements associated with these excess U.S. Statutory reserves by making cash deposits with the Company. As of December 31, 2001, the Company had received deposits of $137 million from the reinsurer. The Company expects to cede additional excess U.S. Statutory reserves to, and receive additional deposits from, the reinsurer in the future.

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

15. Taxation

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

      Annuity and Life Re America and Annuity and Life Reassurance America are subject to all applicable Federal and State taxes of the United States. U.S. income taxes applicable to our U.S. operations are not material to the consolidated financial statements and, therefore, no separate item appears on the income statement or balance sheet. At December 31, 2001 and 2000 the Company had reflected a deferred tax liability of $314,000 and $95,000, respectively, related to U.S. income taxes on unrealized gains from its U.S. operations. No deferred tax asset or liability related to operating income has been recognized. GAAP net operating income (loss) for the year ending 2001, 2000, and 1999 was $891,000, $(945,000), and $(219,000), respectively. The GAAP net operating loss carryforward of $273,000 begins expiring in 2020. The tax basis net operating loss carryforward at December 31, 2001 was $5,680,000, which begins expiring in 2019.

16. Statutory Requirements and Dividend Restrictions

      The Company’s ability to pay dividends depends on the ability of its operating subsidiaries to pay dividends to the Company. While the Company itself is not subject to any significant legal prohibitions on the payment of dividends, its operating subsidiaries may be subject to regulatory constraints, which affect their ability to pay dividends to the Company.

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

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Annuity and Life Reassurance America is subject to statutory regulations of the state of Connecticut of the United States that restrict the payment of dividends. It may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory operating income or 10% of capital and surplus at the end of the preceding year, without regulatory approval. At December 31, 2001 the statutory capital and surplus of Annuity and Life Reassurance America is $19,749,000.

17. Unaudited Quarterly Financial Data

      The unaudited quarterly financial data for the years ended December 31, 2001, 2000, and 1999 are as follows:

	First	Second	Third	Fourth
2001	Quarter	Quarter	Quarter	Quarter

	(as restated)	(as restated)	(as restated)	(as restated)
Net premiums	$53,513,153	$61,628,943	$66,813,664	$69,837,477
Investment income, net of related expenses	23,089,810	19,605,194	24,239,602	24,194,090
Net realized investment gains (losses)	25,621	320,629	1,078,933	(195,145)
Net change in fair value of embedded derivatives	(148,927)	1,846,981	(5,265,396)	8,596,369
Claims and policy benefits	41,624,668	45,201,447	74,873,807	54,325,088
Interest credited to interest sensitive products	8,291,470	7,797,407	14,401,290	18,768,251
Policy acquisition and other insurance expenses	25,025,150	26,889,334	43,306,421	32,559,644
Net income (loss) before cumulative effect of a change in accounting principle	2,006,770	5,469,204	(42,680,474)	(1,711,196)
Net income (loss) per common share (diluted) before cumulative effect of a change in accounting principle	$0.08	$0.19	$(1.66)	$(0.07)
Cumulative effect of a change in accounting principle	(3,665,735)	—	—	—
Net (loss) income	(1,658,965)	5,469,204	(42,680,474)	(1,711,196)
Net (loss) income per common share (diluted)	$(0.07)	$0.19	$(1.66)	$(0.07)

	First	Second	Third	Fourth
2000	Quarter	Quarter	Quarter	Quarter

	(as restated)	(as restated)	(as restated)	(as restated)
Net premiums	$36,230,006	$37,684,372	$44,588,022	$49,901,622
Investment income, net of related expenses	26,797,697	25,819,232	23,745,266	60,286,132
Net realized investment (losses)	(562,825)	(2,417,880)	(702,549)	(1,133,867)
Claims and policy benefits	32,958,111	29,898,304	36,040,180	33,913,597
Interest credited to interest sensitive products	8,763,595	8,063,576	5,322,440	43,692,693
Policy acquisition and other insurance expenses	12,856,683	14,919,657	14,922,217	16,286,966
Net income	7,702,876	7,628,231	10,706,839	13,063,790
Net income per common share (diluted)	$0.28	$0.28	$0.39	$0.48

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
1999	Quarter	Quarter	Quarter	Quarter

Net premiums	$18,247,012	$18,372,285	$21,101,366	$43,114,334
Investment income, net of related expenses	18,159,060	20,677,325	19,528,879	26,724,547
Net realized investment gains (losses)	263,458	(157,755)	(793,008)	(597,464)
Claims and policy benefits	15,765,869	15,507,499	13,232,038	31,447,754
Interest credited to interest sensitive products	3,876,829	3,948,668	4,762,521	9,724,666
Policy acquisition and other insurance expenses	7,405,339	8,991,772	9,052,163	16,751,414
Net income	8,482,279	8,746,243	8,715,060	9,759,562
Net income per common share (diluted)	$0.31	$0.32	$0.32	$0.36

      The Company has restated its financial statements for the fiscal years ended December 31, 2001 and 2000, as well as for each of the fiscal quarters in those years. See Note 2 for a discussion of this restatement. The following table summarizes the changes in net income, by quarter, as a result of the restatement.

	Net Income (Loss)
	For the Year Ended December 31, 2001

			Increase
	As Reported	As Restated	(Decrease)

Cumulative effect of a change in accounting principle, as at January 1, 2001	$—	$(3,665,735)	$(3,665,735)
First Quarter 2001	11,715,314	2,006,770	(9,708,544)
Second Quarter 2001	13,202,085	5,469,204	(7,732,881)
Third Quarter 2001	(38,826,289)	(42,680,474)	(3,854,185)
Fourth Quarter 2001	(24,800,796)	(1,711,196)	23,089,600

Net loss	$(38,709,686)	$(40,581,431)	$(1,871,745)

	Net Income (Loss)
	For the Year Ended December 31, 2000

			Increase
	As Reported	As Restated	(Decrease)

First Quarter 2000	$7,813,768	$7,702,876	$(110,892)
Second Quarter 2000	7,822,293	7,628,231	(194,062)
Third Quarter 2000	10,900,901	10,706,839	(194,062)
Fourth Quarter 2000	13,450,233	13,063,790	(386,443)

Net income	$39,987,195	$39,101,736	$(885,459)

      The following tables summarize the changes to income (loss) per common share, by quarter, as a result of the restatement.

	Basic Income (Loss) Per Share
	For the Year Ended December 31, 2001

			Increase
	As Reported	As Restated	(Decrease)

First Quarter 2001	$0.46	$(0.07)	$(0.53)
Second Quarter 2001	0.52	0.21	(0.31)
Third Quarter 2001	(1.51)	(1.66)	(0.15)
Fourth Quarter 2001	(0.97)	(0.07)	0.90

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Diluted Income (Loss) Per Share
	For the Year Ended December 31, 2001

			Increase
	As Reported	As Restated	(Decrease)

First Quarter 2001	$0.42	$(0.07)	$(0.49)
Second Quarter 2001	0.47	0.19	(0.28)
Third Quarter 2001	(1.51)	(1.66)	(0.15)
Fourth Quarter 2001	(0.97)	(0.07)	0.90

	Basic Income (Loss) Per Share
	For the Year Ended December 31, 2000

			Increase
	As Reported	As Restated	(Decrease)

First Quarter 2000	$0.31	$0.30	$(0.01)
Second Quarter 2000	0.31	0.30	(0.01)
Third Quarter 2000	0.43	0.42	(0.01)
Fourth Quarter 2000	0.53	0.51	(0.02)

	Diluted Income (Loss) Per Share
	For the Year Ended December 31, 2000

			Increase
	As Reported	As Restated	(Decrease)

First Quarter 2000	$0.28	$0.28	$—
Second Quarter 2000	0.29	0.28	(0.01)
Third Quarter 2000	0.40	0.39	(0.01)
Fourth Quarter 2000	0.49	0.48	(0.01)

      The following table presents the items of the Company’s Consolidated Balance Sheets as of the end of each fiscal quarter in the fiscal years ended December 31, 2001 and 2000 that changed as a result of the restatement:

2001	At March 31, 2001	At June 30, 2001	At September 30, 2001	At December 31, 2001

	(as restated)	(as restated)	(as restated)	(as restated)
Funds withheld at interest	$1,489,906,302	$1,506,045,913	$1,591,867,557	$1,489,689,347
Deferred policy acquisition costs	227,124,140	234,056,284	226,527,941	209,074,192
Interest sensitive contracts liability	1,557,752,788	1,558,516,301	1,641,141,849	1,519,596,075
Stockholders’ Equity	441,839,271	445,850,148	408,620,661	402,188,842

2000	At March 31, 2000	At June 30, 2000	At September 30, 2000	At December 31, 2000

	(as restated)	(as restated)	(as restated)	(as restated)
Deferred policy acquisition costs	193,765,066	182,720,143	194,082,177	230,642,936
Interest sensitive contracts liability	1,651,592,103	1,570,542,643	1,481,515,935	1,597,928,818
Stockholders’ Equity	398,842,755	408,577,013	422,079,528	440,330,317

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Going Concern and Subsequent Events

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company incurred significant operating losses in the second and third quarters of 2002, and has announced that it anticipates reporting a significant loss for the year 2002. Further, the financial strength ratings of the Company’s operating subsidiaries were downgraded in July, 2002 by A.M. Best, Standard & Poor’s, and Fitch Ratings, and there have been further downgrades since that date. Also, the Company is required to post collateral for the statutory reserves ceded to it by U.S. based insurers and reinsurers. The Company did not have sufficient available cash and investments to satisfy the collateral requirements asserted by its cedents as of December 31, 2002 under certain of its reinsurance treaties. The Company’s cedents now assert that the Company must satisfy additional collateral requirements of approximately $140 million, which includes collateral requirements asserted as of December 31, 2002 and additional collateral requirements asserted since that date. The Company is currently analyzing these asserted collateral requirements and has not concluded that such amounts are in fact required to be posted as collateral under the relevant reinsurance contracts. Certain providers of letters of credit issued on behalf of the Company totaling approximately $59 million have also demanded the return or collateralization of those letters of credit. As a result of the Company’s inability to satisfy its obligations, certain parties have claimed that the Company is in breach of its agreements. As a consequence, certain parties have sought and others may seek remedies for such claimed breaches by the Company, and the Company may be required to enter into arbitration or litigation proceedings with those parties. The Company has also been served with a statutory demand under Bermuda law related to the Company’s alleged failure to satisfy certain obligations. If such statutory demand is held to be valid and the Company is unable to satisfy the related obligations, the party making such demand would be entitled to institute proceedings seeking the liquidation of the Company.

      On November 20, 2002, the State of Connecticut Insurance Department indicated that it is monitoring the financial condition of the Company’s United States operating subsidiary and requested that certain financial transactions entered into by the subsidiary, including the disposal of assets, payment of dividends and settlement of inter-company balances with the Company’s Bermuda operating subsidiary, be pre-approved by the Insurance Department.

      The Company engaged a financial advisor in September 2002 to assist it in seeking to raise capital, but the Company has not been able to successfully raise new capital to date. The Company has ceased to write new business and has notified its existing clients that it will not be accepting any new business under existing treaties on their current terms. These aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

      The Company’s plans involve attempting to meet or reduce the additional collateral requirements of its ceding companies by continuing to negotiate the recapture, retrocession, novation or sale of certain of its reinsurance agreements, although there can be no assurance that the Company will be able to negotiate favorable terms for such transactions. The Company has also announced substantial premium rate increases on all of its non-guaranteed premium yearly renewable term contracts.

      There can be no assurance that the Company’s plans will be successful in improving its operations and liquidity. If the Company is not successful in implementing its plans, management believes that the Company will not be able to satisfy its obligations in 2003. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SCHEDULE II

BALANCE SHEETS

(Parent Company in U.S. Dollars)

	For the Year Ended December 31,

	2001	2000

	(as restated)	(as restated)
Assets
Investment in common stock of subsidiaries(1)	$400,110,921	$437,393,742
Cash and cash equivalents	2,341,747	2,965,855
Other assets	—	15,813

Total Assets	$402,452,668	$440,375,410

Liabilities
Accounts payable and accrued expenses	263,826	45,093

Total Liabilities	$263,826	$45,093

Stockholders’ Equity
Preferred shares (par value $1.00; 50,000,000 shares authorized; no shares outstanding)	$—	$—
Common shares (par value $1,00; 100,000,000 shares authorized; 25,705,328 and 25,499,999 shares outstanding at December 31, 2001 and December 31, 2000)	25,705,328	25,499,999
Additional paid-in capital	332,447,062	329,496,091
Notes receivable from stock sales	(1,317,259)	(1,367,241)
Accumulated other comprehensive income	6,418,469	2,064,971
Retained earnings	38,935,242	84,636,497

Total Stockholders’ Equity	$402,188,842	$440,330,317

Total Liabilities and Stockholders’ Equity	$402,452,668	$440,375,410

(1)	Eliminated on consolidation

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SCHEDULE II

STATEMENT OF OPERATIONS

(Parent Company in U.S. Dollars)

	For the Year Ended December 31,

	2001	2000	1999

	(as restated)	(as restated)
Revenues
Interest income	$225,103	$264,853	$305,605

Total Revenues	$225,103	$264,853	$305,605

Expenses
Operating expenses	1,280,215	878,816	860,899

Net (loss) before equity in earnings of subsidiary	(1,055,112)	(613,963)	(555,294)
Equity in (loss) earnings of subsidiaries	(39,526,319)	39,715,699	36,258,438

Net (loss) income	$(40,581,431)	$39,101,736	$35,703,144

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SCHEDULE II

STATEMENT OF CASH FLOWS

(Parent Company in U.S. Dollars)

	For the Year Ended December 31,

	2001	2000	1999

	(as restated)	(as restated)
Operating Activities
Net (loss) income	$(40,581,431)	$39,101,736	$35,703,144
Adjustments to reconcile net (loss) income to net cash (used) by operations:
Equity in earnings (loss) of subsidiaries	39,526,319	(39,715,699)	(36,258,438)
Other assets	15,813	—	(813)
Accounts payable	218,733	7,497	26,075

Net cash (used) by operating activities	(820,566)	(606,466)	(530,032)

Investing Activities
Dividends received from subsidiary	5,110,000	4,080,000	1,020,000
Return of capital from subsidiary	2,000,000	19,550,000	9,000,000
Investment in subsidiary	(5,000,000)	(19,550,000)	(9,193,500)

Net cash provided by investing activities	2,110,000	4,080,000	826,500

Financing Activities
Net proceeds from sale of company stock	3,156,300	—	(21,013)
Repayment of notes receivable, less accrued interest	49,982	(80,500)	104,327
Dividends paid to shareholders	(5,119,824)	(4,080,000)	(4,080,000)

Net cash (used) by financing activities	(1,913,542)	(4,160,500)	(3,996,686)

(Decrease) in cash and cash equivalents	(624,108)	(686,966)	(3,700,218)
Cash and equivalents, beginning of period	2,965,855	3,652,821	7,353,039

Cash and equivalents, end of period	$2,341,747	$2,965,855	$3,652,821

Item 11.	Executive Compensation.

      Except as set forth herein, the information required by Item 11 is hereby incorporated by reference to our definitive proxy statement filed with the Commission on April 2, 2002. We are revising certain information reported in our definitive proxy statement as part of the table headed “Aggregated Option Exercises in 2001 and 2001 Year-End Option Values” with respect to Robert J. Reale and William W. Atkin. The revised information is set forth in the table below:

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money Options at
	Shares		Options at Fiscal Year End		Fiscal Year End (1)
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert J. Reale	25,000	$460,945	170,165	33,334	$1,597,456	$91,168
William W. Atkin	132,499	$2,353,410	—	—	—	—

(1)	The value of unexercised options is based on the difference between the exercise price and the closing price of the Company’s Common Shares on December 31, 2001.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      Except as set forth herein, the information required by Item 12 is hereby incorporated by reference to our definitive proxy statement filed with the Commission on April 2, 2002. We are revising certain information reported in our definitive proxy statement as part of the table contained under the heading, “Principal Shareholders” with respect to Robert J. Reale and Jon W. Yoskin, II. The revised information is set forth in the table below:

	Number	Percent
Name and Address of Beneficial Owners	of Shares	of Class

Robert J. Reale(11)	229,709	*
Jon W. Yoskin, II(17)	26,200	*

*	Less than 1%.

(11)	Includes 186,832 Common Shares issuable upon exercise of options that are currently exercisable. Does not include 46,667 Common Shares issuable upon exercise of options that are not currently exercisable.

(17)	Includes 22,000 Common Shares issuable upon exercise of options that are currently exercisable.

Item 13.	Certain Relationships and Related Transactions.

      During 2001, we entered into a reinsurance agreement with a reinsurer to cede excess U.S. statutory reserves (the amount by which our cedents’ U.S. statutory reserves exceed our U.S. GAAP reserves for certain life insurance contracts subject to certain state statutory regulations known as Triple-X) to the reinsurer. Under the agreement, the reinsurer is obligated to fund the collateral requirements associated with these excess U.S. statutory reserves by making cash deposits with us. As of December 31, 2001, we had received deposits of $137,000,000 from the reinsurer. These deposits are primarily funded through a $265,000,000 credit agreement to which the reinsurer is a party. The reinsurer’s obligations under the credit agreement are guaranteed through a financial guaranty insurance policy issued by an affiliate of XL Capital Ltd, one of our shareholders. Pursuant to the policy, the affiliate of XL Capital had received premiums and other payments of approximately $89,000 from the reinsurer as of December 31, 2001.

      The other information required by Item 13 is hereby incorporated by reference to our definitive proxy statement filed with the Commission on April 2, 2002.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed or incorporated by references as part of this Form 10-K.

      1.     Financial Statements

      The audited consolidated financial statements of Annuity and Life Re (Holdings), Ltd. and the related auditor’s report listed in the Index to Financial Statements and Financial Statement Schedule appearing on page 43.

      2.     Financial Statement Schedule

      The schedule listed in the Index to Financial Statements and Financial Statement Schedule appearing on pages 69-71.

      3.     Exhibits

      The following exhibits are filed or incorporated by reference as part of this Form 10-K:

*3	.1	Memorandum of Association, as amended, of the Company (Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-43301, declared effective on April 8, 1998 (the “Registration Statement”)).
*3	.2	Bye-laws, as amended, of the Company (Exhibit 4 to the Company’s Form 10-Q filed on May 14, 2001).
*4	.1	Form of Amended and Restated Class A Warrant (Exhibit 4.2 to the Registration Statement).
*4	.2	Form of Class B Warrant (Exhibit 4.3 to the Registration Statement).
*†10	.1	Employment Agreement, dated as of December 5, 1997, between Lawrence S. Doyle and the Company (Exhibit 10.1 to the Registration Statement).
*†10	.2	Amendment No. 1, dated as of February 27, 1998, to Employment Agreement, dated as of December 5, 1997, between Lawrence S. Doyle and the Company (Exhibit 10.8 to the Registration Statement).
*†10	.3	Employment Agreement, dated as of January 5, 1998, between Robert P. Mills, Jr. and the Company (Exhibit 10.7 to the Registration Statement).
*†10	.4	Amendment No. 1, dated as of February 27, 1998, between Robert P. Mills, Jr. and the Company (Exhibit 10.10 to the Registration Statement).
*†10	.5	Employment Agreement, dated as of January 8, 1998, between Robert J. Reale and the Company (Exhibit 10.6 to the Registration Statement).
*†10	.6	Amendment No. 1, dated as of February 1, 1998, to Employment Agreement, dated as of January 8, 1998, between Robert J. Reale and the Company (Exhibit 10.9 to the Registration Statement).
*†10	.7	Employment Agreement, dated as of March 5, 1998, between Richard Tucker and the Company (Exhibit 10.16 to the Registration Statement).
*10	.8	Agreement, dated as of December 23, 1997, between Inter-Atlantic Securities Corp. and the Company (Exhibit 10.4 to the Registration Statement).
*†10	.9	Initial Stock Option Plan, as amended and restated effective April 29, 1999 (Exhibit 4 to the Company’s Form 10-Q filed on May 10, 1999).
*10	.10	Registration Rights Agreement, dated as of January 9, 1998, between the Company and the holders of the Class A Warrants (Exhibit 10.5 to the Registration Statement).
*10	.11	Form of Securities Purchase Agreement entered into by The Prudential Insurance Company of America and the Company, EXEL Limited and the Company, Risk Capital Reinsurance Company and the Company, Insurance Partners, L.P. and the Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.12 to the Registration Statement).
*10	.12	Form of Registration Rights Agreement entered into between The Prudential Insurance Company of America and the Company, EXEL Limited and the Company, Risk Capital Reinsurance Company and the Company, Insurance Partners, L.P. and the Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.13 to the Registration Statement).
*10	.13	Letter Agreement, dated as of May 1, 2000, between Risk Capital Reinsurance Company, the Company and XL Capital Ltd (Exhibit 10.13 to the Company’s Form 10-K filed on March 15, 2001).

*10	.14	Letter Agreement, dated as of December 23, 1997, between Prudential Securities Incorporated and the Company and related indemnification agreement (Exhibit 10.17 to the Registration Statement).
*10	.15	Letter Agreement, dated as of March 19, 1998, among Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P. and the Company, which has been assigned to Overseas Partners, Ltd. (Exhibit 10.18 to the Registration Statement).
*†10	.16	Employment Agreement, dated as of January 1, 1999, among Gary Scofield, Annuity and Life Reassurance, Ltd. and the Company (Exhibit 10.17 to the Company’s Form 10-K filed on March 29, 2000).
*†10	.17	Employment Agreement, dated as of July 1, 1999, among Bryan Featherstone, Annuity and Life Re America, Inc. and the Company (Exhibit 10.18 to the Company’s Form 10-K filed on March 29, 2000).
*†10	.18	Employment Agreement, dated as of October 24, 2000 between Patricia E. McWeeney and the Company (Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2001).
*†10	.19	Employment Agreement, dated as of September 17, 2001 between John F. Burke and the Company (Exhibit 10.2 to the Company’s Form 10-Q filed on November 14, 2001).
*10	.20	Letter of Intent with XL Life Ltd, dated as of February 28, 2002, providing $10,000,000 of excess of loss protection for Transamerica Occidental Life LMIG exposure (Exhibit 10.20 to the Company’s Form 10-K filed on March 28, 2002).
*21	.1	Subsidiaries of the Company (Exhibit 21.1 to the Company’s Form 10-K filed on March 15, 2001).
23.1		Consent of KPMG (Independent Accountants).

*	Previously filed with the Commission and incorporated herein by reference.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(b)	No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

By:	/s/ JOHN F. BURKE

Name: JOHN F. BURKE

Title:	Chief Executive Officer and Chief Financial Officer

Date: March 20, 2003

CERTIFICATION

      I, John F. Burke, certify that:

1. I have reviewed this annual report on Form 10-K/ A of Annuity and Life Re (Holdings), Ltd.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ JOHN F. BURKE

Name: JOHN F. BURKE

Title:	Chief Executive Officer and Chief Financial Officer

March 20, 2003

EXHIBIT INDEX

*3	.1	Memorandum of Association, as amended, of the Company (Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-43301, declared effective on April 8, 1998 (the “Registration Statement”)).
*3	.2	Bye-laws, as amended, of the Company (Exhibit 4 to the Company’s Form 10-Q filed on May 14, 2001).
*4	.1	Form of Amended and Restated Class A Warrant (Exhibit 4.2 to the Registration Statement).
*4	.2	Form of Class B Warrant (Exhibit 4.3 to the Registration Statement).
*†10	.1	Employment Agreement, dated as of December 5, 1997, between Lawrence S. Doyle and the Company (Exhibit 10.1 to the Registration Statement).
*†10	.2	Amendment No. 1, dated as of February 27, 1998, to Employment Agreement, dated as of December 5, 1997, between Lawrence S. Doyle and the Company (Exhibit 10.8 to the Registration Statement).
*†10	.3	Employment Agreement, dated as of January 5, 1998, between Robert P. Mills, Jr. and the Company (Exhibit 10.7 to the Registration Statement).
*†10	.4	Amendment No. 1, dated as of February 27, 1998, between Robert P. Mills, Jr. and the Company (Exhibit 10.10 to the Registration Statement).
*†10	.5	Employment Agreement, dated as of January 8, 1998, between Robert J. Reale and the Company (Exhibit 10.6 to the Registration Statement).
*†10	.6	Amendment No. 1, dated as of February 1, 1998, to Employment Agreement, dated as of January 8, 1998, between Robert J. Reale and the Company (Exhibit 10.9 to the Registration Statement).
*†10	.7	Employment Agreement, dated as of March 5, 1998, between Richard Tucker and the Company (Exhibit 10.16 to the Registration Statement).
*10	.8	Agreement, dated as of December 23, 1997, between Inter-Atlantic Securities Corp. and the Company (Exhibit 10.4 to the Registration Statement).
*†10	.9	Initial Stock Option Plan, as amended and restated effective April 29, 1999 (Exhibit 4 to the Company’s Form 10-Q filed on May 10, 1999).
*10	.10	Registration Rights Agreement, dated as of January 9, 1998, between the Company and the holders of the Class A Warrants (Exhibit 10.5 to the Registration Statement).
*10	.11	Form of Securities Purchase Agreement entered into by The Prudential Insurance Company of America and the Company, EXEL Limited and the Company, Risk Capital Reinsurance Company and the Company, Insurance Partners, L.P. and the Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.12 to the Registration Statement).
*10	.12	Form of Registration Rights Agreement entered into between The Prudential Insurance Company of America and the Company, EXEL Limited and the Company, Risk Capital Reinsurance Company and the Company, Insurance Partners, L.P. and the Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.13 to the Registration Statement).
*10	.13	Letter Agreement, dated as of May 1, 2000, between Risk Capital Reinsurance Company, the Company and XL Capital Ltd (Exhibit 10.13 to the Company’s Form 10-K filed on March 15, 2001).
*10	.14	Letter Agreement, dated as of December 23, 1997, between Prudential Securities Incorporated and the Company and related indemnification agreement (Exhibit 10.17 to the Registration Statement).
*10	.15	Letter Agreement, dated as of March 19, 1998, among Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P. and the Company, which has been assigned to Overseas Partners, Ltd. (Exhibit 10.18 to the Registration Statement).
*†10	.16	Employment Agreement, dated as of January 1, 1999, among Gary Scofield, Annuity and Life Reassurance, Ltd. and the Company (Exhibit 10.17 to the Company’s Form 10-K filed on March 29, 2000).

*†10	.17	Employment Agreement, dated as of July 1, 1999, among Bryan Featherstone, Annuity and Life Re America, Inc. and the Company (Exhibit 10.18 to the Company’s Form 10-K filed on March 29, 2000).
*†10	.18	Employment Agreement, dated as of October 24, 2000 between Patricia E. McWeeney and the Company (Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2001).
*†10	.19	Employment Agreement, dated as of September 17, 2001 between John F. Burke and the Company (Exhibit 10.2 to the Company’s Form 10-Q filed on November 14, 2001).
*10	.20	Letter of Intent with XL Life Ltd, dated as of February 28, 2002, providing $10,000,000 of excess of loss protection for Transamerica Occidental Life LMIG exposure (Exhibit 10.20 to the Company’s Form 10-K filed on March 28, 2002).
*21	.1	Subsidiaries of the Company (Exhibit 21.1 to the Company’s Form 10-K filed on March 15, 2001).
23.1		Consent of KPMG (Independent Accountants).

*	Previously filed with the Commission and incorporated herein by reference.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.