Form 10-Q/A
period 2002-03-31
ANNUITY & LIFE RE HOLDINGS LTD
filed 2003-03-21
CIK 1051628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A-1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-23625

ANNUITY AND LIFE RE (HOLDINGS), LTD.

(Exact name of registrant as specified in its charter)

Bermuda	Not applicable
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
Cumberland House, 1 Victoria Street, Hamilton, HM 11, Bermuda (Address of principal executive offices)

441-296-7667

(Registrant’s Telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      The number of the registrant’s Common Shares (par value $1.00 per share) outstanding as of May 5, 2002 was 25,826,428.

EXPLANATORY NOTE

      This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 is being filed to revise and supplement certain information provided in response to Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 3: Quantitative and Qualitative Disclosures About Market Risk. In addition, we are revising Item 1: Unaudited Consolidated Financial Statements to include restated financial information as of December 31, 2001 and for the three month periods ended March 31, 2001 and 2002. We have restated our financial statements for the fiscal year ended December 31, 2001 and the fiscal quarter ended March 31, 2002 to reflect the bifurcation and separate accounting for embedded derivatives contained in certain of our annuity reinsurance contracts in accordance with Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities. In addition, in the restatement of our financial statements for the fiscal year ended December 31, 2001, we reclassified the $19,500,000 reserve component of a $33,000,000 charge taken in the fourth quarter of 2001 in connection with minimum interest guarantees on our largest annuity reinsurance contract as a reduction of our carried balance for deferred acquisition costs. Further, portions of the $33,000,000 charge, and a similar $24,700,000 charge taken in the third quarter of 2001 in connection with the same contract, were allocated across certain prior quarters in 2001, including the quarter ended March 31, 2001. We have also restated our financial statements for the fiscal year ended December 31, 2000 to recognize certain minimum interest guarantee payments made during that year as an expense rather than as a reduction in our interest sensitive contracts liability. The impact of the restatement for the fiscal year ended December 31, 2000 was to reduce our previously reported net income by approximately $885,000, or 2.2%. The restatement of our financial statements for the fiscal year ended December 31, 2000 has resulted in changes to our previously issued financial statements for subsequent periods.

      Except for Note 10 to the Unaudited Consolidated Financial Statements included in this Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, this amendment does not update information that was presented in our original Quarterly Report on Form 10-Q to reflect developments that have occurred since we filed the original Form 10-Q.

      Additional information about our company can be found in the other filings we have made with the Securities and Exchange Commission.

PART I

FINANCIAL INFORMATION

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars)

	March 31, 2002	December 31, 2001

	(unaudited)	(as restated)
	(as restated)
Assets
Cash and cash equivalents	$54,263,150	$104,793,019
Fixed maturity investments at fair value (amortized cost of $378,859,293 and $312,420,719 at March 31, 2002 and December 31, 2001)	379,864,135	318,987,432
Funds withheld at interest	1,480,738,867	1,489,689,347
Accrued investment income	5,130,855	4,897,063
Receivable for investments sold	564,698	23,815
Receivable for reinsurance ceded	95,610,308	97,807,529
Deposits and other reinsurance receivables	70,613,226	76,139,222
Deferred policy acquisition costs	219,412,542	209,074,192
Other assets	9,857,065	9,360,971

Total Assets	$2,316,054,846	$2,310,772,590

Liabilities
Reserves for future policy benefits	$234,133,221	$221,865,755
Interest sensitive contracts liability	1,505,943,959	1,519,596,075
Other deposit liabilities	137,000,000	137,000,000
Other reinsurance liabilities	17,527,259	17,340,304
Payable for investments purchased	5,946,480	2,030,516
Accounts payable and accrued expenses	9,751,937	10,751,098

Total Liabilities	$1,910,302,855	$1,908,583,748

Stockholders’ Equity
Preferred shares (par value $1.00; 50,000,000 shares authorized; no shares outstanding)	$—	$—
Common shares (par value $1.00; 100,000,000 shares authorized; 25,838,828 and 25,705,328 shares outstanding at March 31, 2002 and December 31, 2001)	25,838,828	25,705,328
Additional paid-in capital	334,478,932	332,447,062
Notes receivable from stock sales	(1,552,161)	(1,317,259)
Restricted stock (123,408 shares at March 31, 2002)	(2,001,683)	—
Accumulated other comprehensive income	904,470	6,418,469
Retained earnings	48,083,605	38,935,242

Total Stockholders’ Equity	$405,751,991	$402,188,842

Total Liabilities and Stockholders’ Equity	$2,316,054,846	$2,310,772,590

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in U.S. dollars)

	For the Three Months Ended
	March 31,

	2002	2001

	(as restated)	(as restated)
Revenues
Net premiums	$78,006,891	$53,513,153
Investment income, net of related expenses	24,589,790	23,089,810
Net realized investment (losses) gains	(321,708)	25,621
Net change in fair value of embedded derivatives	1,590,098	(148,927)
Surrender fees and other revenues	3,896,125	3,133,471

Total Revenues	$107,761,196	$79,613,128

Benefits and Expenses
Claim and policy benefits	$58,815,606	$41,624,668
Interest credited to interest sensitive products	17,922,346	8,291,470
Policy acquisition costs and other insurance expenses	15,636,118	25,025,150
Collateral costs	1,295,704	—
Operating expenses	3,657,792	2,665,070

Total Benefits and Expenses	$97,327,566	$77,606,358

Net income before cumulative effect of a change in accounting principle	$10,433,630	$2,006,770
Cumulative effect of a change in accounting principle (Note 2)	—	$(3,665,735)

Net Income (Loss)	$10,433,630	$(1,658,965)

Net income per common share before cumulative effect of a change in accounting principle
Basic	$0.41	$0.08
Diluted	$0.39	$0.08
Cumulative effect of a change in accounting principle per common share
Basic	$—	$(0.15)
Diluted	$—	$(0.15)
Net income (loss) per common share
Basic	$0.41	$(0.07)
Diluted	$0.39	$(0.07)

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in U.S. dollars)

	For the Three Months Ended
	March 31,

	2002	2001

	(as restated)	(as restated)
Net income (loss) for the period	$10,433,630	$(1,658,965)
Other comprehensive income:
Unrealized holding (losses) gains on securities arising during the period	(5,835,707)	4,431,190
Less reclassification adjustment for realized (losses) gains in net income (loss)	(321,708)	25,621

Other comprehensive (loss) income	$(5,513,999)	$4,405,569

Total Comprehensive Income	$4,919,631	$2,746,604

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in U.S. dollars)

	For the Three Months Ended
	March 31,

	2002	2001

	(as restated)	(as restated)
Cash flows from operating activities
Net income (loss)	$10,433,630	$(1,658,965)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	3,665,735
Net realized investment losses (gains)	321,708	(25,621)
Net change in fair value of embedded derivatives	(1,590,098)	148,927
Amortization of restricted stock	163,687	—
Changes in:
Accrued investment income	(233,792)	(211,847)
Deferred policy acquisition costs	(10,338,350)	3,518,796
Deposits and other reinsurance receivables	7,723,217	(3,294,897)
Other assets	(496,093)	(1,375,680)
Reserves for future policy benefits	12,267,466	4,447,934
Interest sensitive contracts, net of funds withheld	(3,111,538)	(3,787,142)
Other reinsurance liabilities	186,955	(219,277)
Accounts payable	(999,163)	(361,527)

Net cash provided by operating activities	$14,327,629	$846,436

Cash flows from investing activities
Proceeds from sales of fixed maturity investments	$175,541,454	$39,688,054
Purchase of fixed maturity investments	(238,878,784)	(71,119,566)

Net cash (used) by investing activities	$(63,337,330)	$(31,431,512)

Cash flows from financing activities
Issuance of shares	$—	$57,609
Interest accrued on notes receivable	(23,522)	(20,125)
Interest collected on notes receivable	38,620	—
Issuance of note receivable	(250,000)	—
Dividends paid to stockholders	(1,285,266)	(1,275,133)

Net cash (used) by financing activities	$(1,520,168)	$(1,237,649)

Decrease in cash and cash equivalents	$(50,529,869)	$(31,822,725)
Cash and cash equivalents, beginning of period	104,793,019	52,691,974

Cash and cash equivalents, end of period	$54,263,150	$20,869,249

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and in U.S. dollars)

	For the Three Months Ended
	March 31,

	2002	2001

	(as restated)	(as restated)
Preferred shares par value $1.00
Balance at beginning and end of period	$—	$—

Common shares par value $1.00
Balance at beginning of period	$25,705,328	$25,499,999
Issuance of shares	133,500	2,664

Balance at end of period	$25,838,828	$25,502,663

Additional paid-in capital
Balance at beginning of period	$332,447,062	$329,496,091
Issuance of shares	2,031,870	54,945

Balance at end of period	$334,478,932	$329,551,036

Notes receivable from stock sales
Balance at beginning of period	$(1,317,259)	$(1,367,241)
Issuance of note receivable	(250,000)	—
Interest collected on notes receivable	38,620	—
Accrued interest during period	(23,522)	(20,125)

Balance at end of period	$(1,552,161)	$(1,387,366)

Restricted stock
Balance at beginning of period	$—	$—
Issuance of shares	(2,165,370)	—
Amortization of restricted stock	163,687	—

Balance at end of period	$(2,001,683)	$—

Accumulated other comprehensive income
Balance at beginning of period	$6,418,469	$2,064,971
Net unrealized (losses) gains on securities	(5,513,999)	4,405,569

Balance at end of period	$904,470	$6,470,540

Retained earnings
Balance at beginning of period	$38,935,242	$84,636,496
Net income (loss)	10,433,630	(1,658,965)
Stockholder dividends	(1,285,266)	(1,275,133)

Balance at end of period	$48,083,605	$81,702,398

Total Stockholders’ Equity	$405,751,991	$441,839,271

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(as restated)

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

2.     Restatement

      The Company has restated its financial statements for the fiscal year ended December 31, 2001 and the fiscal quarter ended March 31, 2002 to reflect the application of Statement of Financial Accounting Standard 133 — Accounting for Derivative Instruments and Hedging Activities, which requires the Company to bifurcate and separately account for embedded derivatives contained in certain of the Company’s annuity reinsurance agreements. The Company is required to carry these embedded derivatives on its balance sheet at fair value and the unrealized changes in the value of these embedded derivatives are reflected in net income as Net change in fair value of embedded derivatives. The fair value of these embedded derivatives at January 1, 2001 was a loss of $3,665,735 and this has been accounted for as a cumulative effect of a change in accounting principle. The change in fair value of the Company’s embedded derivatives during 2001 was a gain of $5,029,027. Additionally, an adjustment of $1,320,184 has been made in 2001 to increase the amortization of deferred acquisition costs to reflect the revised emergence of profits on the affected reinsurance agreements as a result of the change in fair value of the embedded derivatives. For the year ended December 31, 2001, the net impact on reported earnings was a $43,107 gain.

      In the fourth quarter of 2001, the Company recorded a charge of $33,000,000 in connection with minimum interest guarantees associated with its largest annuity reinsurance contract. The $33,000,000 charge was made up of $13,500,000 of estimated minimum interest guarantee payments made in 2001 and a $19,500,000 reserve for estimated future minimum interest guarantee payments. The Company had originally recorded the $19,500,000 reserve component of the $33,000,000 charge as an increase to its Interest sensitive contracts liability. In its restated financial statements for the fiscal year ended December 31, 2001, the Company has reclassified the $19,500,000 as a write down of deferred acquisition costs. At March 31, 2002, the reserve related to estimated future minimum interest guarantee payments was $21,675,000. This amount has similarly been reclassified as a write down of deferred acquisition costs in connection with the restatement of the Company’s financial statements for the fiscal quarter ended March 31, 2002. The reclassification did not change the Company’s reported net (loss) for the fiscal year ended December 31, 2001 or the fiscal quarter ended March 31, 2002; however, certain components of the Company’s Consolidated Balance Sheet as of those dates and Consolidated Statements of Operations for the periods then ended have changed as a result of this reclassification.

      Further, based on information now available to the Company, the Company has also restated its financial statements for the fiscal years ended December 31, 2001 and 2000 to record approximately $13,500,000 and $2,800,000, respectively, of minimum interest guarantee payments made in the periods in which they were paid. The $13,500,000 of payments made in 2001 were included in the $33,000,000 charge taken in the fourth quarter of 2001. The Company originally recorded the full $13,500,000 expense in the fourth quarter of 2001 because that was the quarter in which the Company first received data that enabled it to estimate the amount of such payments accurately. As part of the restatement of the Company’s financial statements for the fiscal year ended December 31, 2001, the $13,500,000 expense has been reallocated to the quarterly periods in that year in which the payments were made. Similarly, the Company has recognized the $2,800,000 of minimum

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest guarantee payments made in 2000 as an expense rather than as a reduction in Interest sensitive contracts liabilities. There was a corresponding decrease of $1,914,853 in the amortization of deferred acquisition costs in 2000 as a result of the minimum interest guarantee payments made in that year. The net effect on the Company’s net income in 2000 was a reduction of $885,459. The decrease in the amortization of deferred acquisition costs in 2000 had the effect of increasing the amount of unamortized deferred acquisition costs as at December 31, 2000. Because the Company determined that deferred acquisition costs on the Company’s largest annuity reinsurance contract should be written down to their estimated recoverable amount during 2001, the write down in costs in 2001 has been adjusted to reflect the increased balance of unamortized deferred acquisition costs that existed at December 31, 2000. The impact of this aspect of the restatement on net income in 2001 was a reduction of $1,914,853. Certain components of the Company’s Consolidated Balance Sheets as of December 31, 2001 and 2000 and as of March 31, 2002, as well as certain components of the Company’s Consolidated Statements of Operations for the periods then ended and the three month period ended March 31, 2001, have changed as a result of this restatement. Further, the Company has allocated portions of the $19,500,000 reserve component of the $33,000,000 charge taken in the fourth quarter of 2001, and a similar $24,700,000 charge taken in the third quarter of 2001 in connection with the same contract, across prior quarters in that year. This reallocation does not affect the reported net (loss) for the year ended December 31, 2001, but it does affect reported net income (loss) for each of the quarters in that year.

      The following table summarizes the effect of these changes to the Company’s previously issued financial statements for the fiscal year ended December 31, 2001 and for the three month periods ended March 31, 2002 and 2001. The restatement described above had no net effect on the Company’s cash flows provided by operating activities for the periods then ended, so no information regarding the Company’s Consolidated Statement of Cash Flows is presented in the table.

		Effect of

	As			Minimum	As
	Reported	FAS 133	Reclassification	Guarantee	Restated

Consolidated Balance Sheet at March 31, 2002
Funds withheld at interest	$1,477,785,478	$2,953,389	$—	$—	$1,480,738,867
Deferred acquisition costs	241,808,483	(721,203)	(21,674,738)	—	219,412,542
Interest sensitive contracts liability	1,524,818,385	—	(21,674,738)	2,800,312	1,505,943,959
Stockholders’ Equity	406,320,116	2,232,187	—	(2,800,312)	405,751,991

Consolidated Balance Sheet at December 31, 2001
Funds withheld at interest	$1,488,326,056	$1,363,291	$—	$—	$1,489,689,347
Deferred acquisition costs	229,894,376	(1,320,184)	(19,500,000)	—	209,074,192
Interest sensitive contracts liability	1,536,295,763	—	(19,500,000)	2,800,312	1,519,596,075
Stockholders’ Equity	404,946,046	43,107	—	(2,800,312)	402,188,842

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Effect of

	As			Minimum	As
	Reported	FAS 133	Reclassification	Guarantee	Restated

Consolidated Statements of Operations for the year ended December 31, 2001
Net change in fair value of embedded derivatives	$—	$5,029,027	$—	$—	$5,029,027
Interest credited to interest sensitive products	68,758,418	—	(19,500,000)	—	49,258,418
Policy acquisition and other insurance expenses	105,045,512	1,320,184	19,500,000	1,914,853	127,780,549
Cumulative effect of a change in accounting principle	—	(3,665,735)	—	—	(3,665,735)
Net (Loss)	(38,709,686)	43,107	—	(1,914,853)	(40,581,431)

Consolidated Statements of Operations for the three month period ended March 31, 2002
Net change in fair value of embedded derivatives	$—	$1,590,098	$—	$—	$1,590,098
Interest credited to interest sensitive products	14,660,400	—	3,261,946	—	17,922,346
Policy acquisition and other insurance expenses	19,497,045	(598,981)	(3,261,946)	—	15,636,118
Net Income	8,244,551	2,189,079	—	—	10,433,630

Consolidated Statements of Operations for the three month period ended March 31, 2001
Net change in fair value of embedded derivatives	$—	$(148,927)	$—	$—	$(148,927)
Interest credited to interest sensitive products	6,691,470	—	—	1,600,000	8,291,470
Policy acquisition and other insurance expenses	17,065,533	(884,451)	—	8,844,068	25,025,150
Cumulative effect of a change in accounting principle	—	(3,665,735)	—	—	(3,665,735)
Net Income (Loss)	11,715,314	(2,930,211)	—	(10,444,068)	(1,658,965)

3.     Basis of Presentation

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s amended Form 10-K for the fiscal year ended

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2001. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements.

4.     Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted income (loss) per share for the quarters ended March 31:

	2002	2001

	(dollars, as	(dollars, as
	restated)	restated)
Net income available to common shareholders before cumulative effect of a change in accounting principle	$10,433,630	$2,006,770
Cumulative effect of a change in accounting principle	—	(3,665,735)

Net income (loss) available to common shareholders	$10,433,630	$(1,658,965)

Basic:
Weighted average number of common shares outstanding	25,710,374	25,501,331
Net income per share before cumulative effect of a change in accounting principle	$0.41	$0.08
Cumulative effect of a change in accounting principle	$—	$(0.15)

Net income (loss) per share	$0.41	$(0.07)

Diluted:
Weighted average number of common shares outstanding	26,973,881	25,501,331
Net income per share before cumulative effect of a change in accounting principle	$0.39	$0.08
Cumulative effect of a change in accounting principle	$—	$(0.15)

Net income (loss) per share	$0.39	$(0.07)

5.     Business Segments

      During the first quarter of 2002, the Company’s management began to separately track financial results of the Company’s life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in all products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk. In addition, as discussed in Note 2 above, certain of the Company’s modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities. The cumulative effect of the application of FAS 133 to the agreements through January 1, 2001 and the change in the fair value of these embedded derivatives are included in the annuity segment. Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in our portfolio and investment income on undeployed invested assets. Operating expenses are allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to the segment. The Company believes that investors will better

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

understand the Company’s profitability, risk profile and capital deployment through this change. There are no intersegment transactions.

      The following table displays several key measurements for each of our business segments.

Three Months Ended	Life	Annuity
March 31, 2002	Reinsurance	Reinsurance	Corporate	Consolidated

(as restated, see Note 2)
Revenues	$79,146,044	$26,915,754	$1,699,398	$107,761,196
Benefits and Expenses	71,956,828	23,997,423	1,373,316	97,327,566

Segment Income	$7,189,217	$2,918,331	$326,083	$10,433,630

Total Assets	$566,428,888	$1,588,375,551	$161,250,407	$2,316,054,846

Three Months Ended
March 31, 2001

(as restated, see Note 2)
Revenues	$52,403,111	$23,537,665	$3,672,352	$79,613,128
Benefits and Expenses	48,268,988	27,820,111	1,517,258	77,606,358

Segment Income (Loss) before cumulative effect of change in accounting principle	$4,134,123	$(4,282,446)	$2,155,093	$2,006,770
Cumulative effect of a change in accounting principle	—	(3,665,735)	—	(3,665,735)

Net Segment Income (Loss)	$4,134,123	$(7,948,181)	$2,155,093	$(1,658,965)

Total Assets	$304,343,877	$1,632,014,571	$262,947,177	$2,199,305,625

6.     Accounting Standards

      In July 2001, the FASB issued Statement Number 141 — Business Combinations and Statement Number 142 — Goodwill and Intangible Assets. These statements changed how the Company accounts for business combinations and for purchased goodwill and other intangible assets that arise from these combinations. The Company adopted the new standards on January 1, 2002.

      The standards require that all business combinations be accounted for using the purchase method and establish specific criteria for the recognition of intangible assets separately from goodwill. Under the standards, goodwill is no longer amortized but will be subject to an impairment test on at least an annual basis. At March 31, 2002 and December 31, 2001, Other assets included unamortized goodwill of $2.1 million. Goodwill amortization for the year ended December 31, 2001 was $116,000.

7.	Related Party Transactions

      In the first quarter of 2002, the Company purchased a $10,000,000 excess of loss reinsurance policy from a subsidiary of XL Capital Ltd, a related party, to provide protection against minimum interest guarantee payments under the Company’s annuity reinsurance contract with Transamerica Occidental Life Insurance Company occurring after January 1, 2002, in excess of a $33,000,000 deductible. The premium paid for this protection was $1.5 million. The subsidiary of XL Capital has the right, up to the amount of any claims paid

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the agreement, to be reimbursed from any proceeds the Company receives from its arbitration proceeding with Transamerica.

      Also during the first quarter of 2002, the Company purchased an aggregate catastrophe excess of loss cover from a subsidiary of XL Capital providing protection from a single event, excluding acts of terrorism, causing a claim for more than five policyholders. The premium for this coverage was $1,000,000.

8.	Restricted Stock

      During the first quarter of 2002, the Company adopted a restricted stock incentive compensation program and made one award to employees. Under the award, the Company issued 133,500 shares of restricted stock, which vest on the third anniversary of the grant date. The fair value of the restricted stock awards on the date of award and assuming all shares vest was $2,165,370, which is reflected in the Company’s balance sheet as common stock and paid in capital. The fair value of this grant is being amortized on a straight line basis over the three year vesting period. The unamortized balance of the grant is reflected in the balance sheet as restricted stock.

9.	Contingencies

      In May 2002, the Company initiated arbitration proceedings in connection with two of its life reinsurance agreements. The Company is seeking monetary damages and/or equitable relief from the ceding companies based upon its contention that, in the case of the first ceding company, it failed to disclose material facts, known to it, about the block of business being reinsured when that business was underwritten, and in the second case, the ceding company is unable to segregate from its records business that is properly covered under the reinsurance agreement. No assurance can be given that monetary recovery or equitable relief will occur.

10.	Going Concern and Subsequent Events

      The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company incurred significant operating losses in the second and third quarters of 2002, and has announced that it anticipates reporting a significant loss for the year 2002. Further, the financial strength ratings of the Company’s operating subsidiaries were downgraded in July, 2002 by A.M. Best, Standard & Poor’s, and Fitch Ratings, and there have been further downgrades since that date. Also, the Company is required to post collateral for the statutory reserves ceded to it by U.S. based insurers and reinsurers. The Company did not have sufficient available cash and investments to satisfy the collateral requirements asserted by its cedents as of December 31, 2002 under certain of its reinsurance treaties. The Company’s cedents now assert that the Company must satisfy additional collateral requirements of approximately $140 million, which includes collateral requirements asserted as of December 31, 2002 and additional collateral requirements asserted since that date. The Company is currently analyzing these asserted collateral requirements and has not concluded that such amounts are in fact required to be posted as collateral under the relevant reinsurance contracts. Certain providers of letters of credit issued on behalf of the Company totaling approximately $59 million have also demanded the return or collateralization of those letters of credit. As a result of the Company’s inability to satisfy its obligations, certain parties have claimed that the Company is in breach of its agreements. As a consequence, certain parties have sought and others may seek remedies for such claimed breaches by the Company, and the Company may be required to enter into arbitration or litigation proceedings with those parties. The Company has also been served with a statutory demand under Bermuda law related to the Company’s alleged failure to satisfy certain obligations. If such statutory demands is held to be valid and the Company is unable to satisfy the related obligations, the party making such demand would be entitled to institute proceedings seeking the liquidation of the Company.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      There can be no assurance that the Company’s plans will be successful in improving its operations and liquidity. If the Company is not successful in implementing its plans, management believes that the Company will not be able to satisfy its obligations in 2003. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      Annuity and Life Re (Holdings), Ltd. was incorporated on December 2, 1997 under the laws of Bermuda. We provide annuity and life reinsurance to select insurers and reinsurers through our wholly-owned subsidiaries: Annuity and Life Reassurance, Ltd., which is licensed under the insurance laws of Bermuda as a long term insurer; and Annuity and Life Re America, Inc., an insurance holding company based in the United States, and its subsidiary, Annuity and Life Reassurance America, Inc., a life insurance company authorized to conduct business in over 40 states of the United States and the District of Columbia. We acquired Annuity and Life Reassurance America on June 1, 2000. For more information regarding the business and operations of our company and its subsidiaries, please see our amended Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Critical Accounting Policies

      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require our management to make estimates and assumptions that affect the amounts of our assets, liabilities, stockholders’ equity and net income. We believe that the following critical accounting policies, as well as those set forth in our amended Form 10-K for the year ended December 31, 2001, detail the more significant estimates and assumptions used in the preparation of our consolidated financial statements.

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

      We have concluded that there are embedded derivatives within the Funds withheld at interest receivable related to certain of our annuity reinsurance contracts written on a modified coinsurance or coinsurance funds withheld basis that require bifurcation and separate accounting under Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities. These embedded derivatives are similar to a total return swap arrangement on the underlying assets held by our ceding companies. The net fair value of these embedded derivatives is classified as part of our Funds withheld asset on our Balance Sheet. We have developed a cash flow model with the assistance of outside advisors to arrive at an estimate of the fair value of this total return swap that uses various assumptions regarding future cash flows under the affected annuity reinsurance contracts. The change in fair value of these embedded derivatives is recorded in our statement of operations as Net change in fair value of embedded derivatives, which is a non cash item. The change in fair value of these embedded derivatives also affects the emergence of expected gross profits for purposes of amortizing deferred acquisition costs associated with these contracts. The application of this accounting policy has increased the volatility of our reported earnings. While we have made an estimate of the fair value of these embedded derivatives using a model that we believe to be appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, it is possible that we may modify our methodology. Changes in our assumptions and industry standards could have a significant impact on the fair value of the embedded derivatives and our reported earnings. We do not bifurcate and separately account for the embedded derivatives contained in certain of our contracts, including our annuity reinsurance agreement with Transamerica Occidental Life Insurance Company, because we acquired those agreements prior to the transition date elected by us under FAS 133, as amended by FAS 137. Because of the nature of the assets underlying our Transamerica contract, which were roughly 69% convertible bonds at March 31, 2002, the bifurcation and separate accounting for the embedded derivatives contained in that contract would add significant volatility to our reported results.

      If actual events differ significantly from the underlying estimates and assumptions used by us in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Operating Results

      Net Income (Loss). For the three month period ended March 31, 2002, we had net income of $10,434,000 or $0.41 per basic common share and $0.39 per fully diluted common share, as compared to a net loss of $(1,659,000) or $(0.07) per basic and fully diluted common share for the three month period ended March 31, 2001, reflecting strong growth in our life segment, improved operating results in our annuity segment following significant write downs during 2001 and an unrealized gain in the fair value of embedded derivatives (net of their related changes in deferred acquisition cost amortization) of $2,189,000.

      Under FAS 133, we are required to carry the fair value of the embedded derivatives contained in certain of our annuity reinsurance contracts on our balance sheet, and unrealized changes in the fair value of those embedded derivatives are reflected in our net income. The change in fair value of the embedded derivatives is influenced by changes in credit risk, yield curve shifts, changes in expected future cash flows under the annuity reinsurance contracts and, to a lesser extent, interest rate changes. The change in fair value also affects the emergence of expected gross profits under the contracts for purposes of amortizing deferred acquisition costs. The cumulative effect of the change in accounting principle as of January 1, 2001 was a loss of $(3,666,000), or $(0.15) per basic and fully-diluted common share, which is reflected in our net income for the three month period ended March 31, 2001.

      Our net income is significantly affected by our annuity reinsurance contract with Transamerica, which is our largest annuity reinsurance contract and represented approximately $903 million, or 61.1%, of our Funds withheld at interest receivable as of March 31, 2002, as compared with approximately $962 million, or approximately 65%, of our Funds withheld at interest receivable as of December 31, 2001. During 2001, with respect to the Transamerica contract, we recorded approximately $13,500,000 of minimum interest guarantee payments made to policyholders and write downs of deferred acquisition costs of approximately $46,115,000. These payments and write downs are primarily the result of a high level of surrenders by policyholders coupled with poor investment performance on the assets supporting our obligations under the reinsurance contract, and included $1,600,000 of minimum interest guarantee payments and approximately $8,844,000 in write downs of deferred acquisition costs in the three month period ended March 31, 2001. While we have written down deferred acquisition costs to what we believe to be an appropriate level based upon reasonable assumptions about future investment performance and surrenders, the write downs are estimates. Actual amounts of income earned and amounts payable upon future surrenders may be significantly higher or lower than the amounts estimated. If actual experience varies significantly from the assumptions used to write down the deferred acquisition costs in 2001, additional write downs may be needed in the future.

      Net Premiums. Net premium revenue for the three month period ended March 31, 2002 increased 46% to $78,007,000, as compared with $53,513,000 for the three month period ended March 31, 2001. Substantially all the premium revenue was derived from traditional ordinary life reinsurance. The growth in premium revenue reflects the level of new business written and the increase in the face amount of insurance in force. At March 31, 2002 the total face amount of life insurance in force was $129 billion compared with $83 billion at March 31, 2001, a 55% increase. New business writings and premium levels are significantly influenced by the seasonal nature of the life reinsurance marketplace and by large transactions and therefore can fluctuate from period to period.

      Net Investment Income. Total net investment income for the three month period ended March 31, 2002 was $24,590,000, as compared with $23,090,000 for the three month period ended March 31, 2001. The increase in investment income is primarily due to a deposit of $137,000,000 from a third party reinsurer during the fourth quarter of 2001 that is used to fund collateral requirements of our ceding companies. The average yield rate earned on an annualized basis on our invested assets, including deposits with reinsurers, but excluding Funds withheld, for the three month period ended March 31, 2002 was approximately 5.14%, as compared with 6.52% for the three months ended March 31, 2001. The decline in yield reflects our higher than normal commitment to cash during the first quarter of 2002 as a result of receiving the $137,000,000 deposit late in the fourth quarter of 2001 and a generally lower interest rate environment.

      Income earned on Funds withheld for the three month period ended March 31, 2002 was $18,547,000, as compared with $18,050,000 for the three month period ended March 31, 2001. The modest increase in investment income was the result of a relatively stable asset base in both periods but a slight increase in yield rate. The average annualized yield rate earned on Funds withheld was 5.41% for the three months ended March 31, 2002, compared with 4.68% for the three months ended March 31, 2001. For purposes of calculating the average yield rate earned on our Funds withheld, we include net realized capital gains and losses as reported to us by our ceding companies in accordance with statutory accounting principles. The increase in yield on our Funds withheld is primarily due to an increase in yield on our Transamerica annuity reinsurance contract.

      Net Realized Investment (Losses) Gains. Net realized investment losses for the three month period ended March 31, 2002 were $(322,000), as compared with net realized investment gains of $26,000 for the three month period ended March 31, 2001. These gains and losses resulted from normal management of our investment portfolio intended to improve performance and increase future operating income. We do not consider realized gains and losses from the sale of our invested assets to be recurring components of earnings. We make decisions concerning the sales of our invested assets based on a variety of market, business and other factors.

      Net Change in Fair Value of Embedded Derivatives. Embedded derivative gains and losses represent changes in the value of embedded derivatives hosted by certain of our fixed annuity reinsurance contracts. For the three month period ended March 31, 2002, the change in fair value of our embedded derivatives was an unrealized gain of $1,590,000. For the three month period ended March 31, 2001, the unrealized loss in fair value of our embedded derivatives was $(149,000). The unrealized gain in the embedded derivatives during the three month period ended March 31, 2002 was primarily the result of credit spreads tightening. The unrealized loss in the embedded derivatives during the three month period ended March 31, 2001 was primarily related to repositioning of the underlying assets.

      Surrender Fees and Other Revenue. Surrender fees and other revenue for the three month period ended March 31, 2002 were $3,896,000, as compared with $3,133,000 for the three month period ended March 31, 2001. This income is primarily derived from surrender fees related to our fixed annuity products. The increase in revenue for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, is primarily due to increases in surrender and withdrawal levels.

      Claims and Policy Benefits. Claims and policy benefits for the three month period ended March 31, 2002 were $58,816,000, or 75.4% of net premium, as compared with $41,625,000, or 77.8% of net premium, for the three month period ended March 31, 2001. The increase in claims and policy benefits in the three month period ended March 31, 2002 is primarily due to growth in our life reinsurance business. The reduction in our claims and policy benefit ratio is the result of improved mortality experience for the three month period ended March 31, 2002, as compared to the three month period ended March 31, 2001. We are currently seeking relief from our ceding insurers with respect to two reinsurance contracts that have generated mortality experience beyond our pricing parameters and are producing losses. If we are unable to rescind, recapture, reprice, or otherwise restructure these agreements, we may incur additional losses on these contracts in future periods. Although we expect mortality to be fairly constant over long periods of time, it will fluctuate from period to period. Reserves for future policy benefits are determined by claims reported from ceding companies, our aggregate experience, seasonal claim patterns and overall mortality trends.

      Interest Credited to Interest Sensitive Products. Interest credited to interest sensitive products, which are liabilities we assume under certain annuity reinsurance agreements, for the three month period ended

March 31, 2002 was $17,922,000, as compared with $8,291,000 for the three month period ended March 31, 2001. Included in Interest credited to interest sensitive products for the three month period ended March 31, 2002 are minimum interest guarantee payments of approximately $5,192,000, as compared to minimum interest guarantee payments of $1,600,000 for the three month period ended March 31, 2001. The increase in Interest credited to interest sensitive products for the three month period ended March 31, 2002 was primarily caused by these minimum interest guarantee payments and by growth in the policyholder liability arising in connection with our reinsurance agreement with Ohio National, partially offset by a decrease in the size of our liability under our reinsurance agreement with Transamerica due to surrenders.

      Policy Acquisition and Other Insurance Expenses. Policy acquisition and other insurance expenses, consisting primarily of allowances and amortization of deferred policy acquisition costs, for the three month period ended March 31, 2002 were $15,636,000, as compared with $25,025,000 for the three month period ended March 31, 2001. The decrease for the three month period ended March 31, 2002 is primarily due to reduced amortization of deferred acquisition costs on our Transamerica annuity reinsurance contract as a result of write downs in prior periods, including a write down of $8,844,000 during the three month period ended March 31, 2001. The write downs taken in 2001 were primarily due to exposure to minimum interest guarantee payments under the Transamerica contract and higher than expected surrender rates on the policies underlying that contract.

      Collateral Costs. Collateral costs comprise fees charged by a third party reinsurer to provide cash deposits to us. These deposits are used to fund excess statutory reserve requirements of our clients and are recorded on our consolidated balance sheet as a deposit liability. These costs were $1,296,000 for the three month period ended March 31, 2002. Because our collateral funding facility was not in place until the fourth quarter of 2001, no costs were incurred for the three month period ended March 31, 2001.

      Operating Expenses. Operating expenses for the three month period ended March 31, 2002 were $3,658,000 or 3.4% of total revenue (excluding the net change in fair value of embedded derivatives) compared with $2,665,000 or 3.3% of total revenue (excluding the net change in fair value of embedded derivatives) for three month period ended March 31, 2001. We consider our operating expense level to be low by industry standards and to be in line with our goal of being a low cost provider.

Segment Results

      During the first quarter of 2002, we began to separately track financial results of our life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in all products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk. In addition, as discussed in Note 2 to the financial statements included in this report, certain of our modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities. The cumulative effect of the application of FAS 133 through January 1, 2001 and the change in the fair value of these embedded derivatives since that date are included in the annuity segment. Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in our portfolio and investment income on undeployed invested assets. Operating expenses are allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to the segment. We believe that investors will better understand our profitability, risk profile and capital deployment through this change.

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

      Our life segment is our largest segment as measured by profitability. Our life segment income for the three month period ended March 31, 2002 was $7,189,000, as compared with segment income of $4,134,000 for the comparable prior period of 2001, reflecting growth in our life business.

      Segment revenues for the three month period ended March 31, 2002 grew 51% to $79,146,000 from $52,403,000 in the first quarter of 2001. Our revenue growth was primarily related to a 51% growth in life premium to $75,163,000 for the three month period ended March 31, 2002, as compared with $51,003,000 for the three month period ended March 31, 2001. The balance of the growth in revenue was derived from investment income earned on funds deposited with us by a third party reinsurer that are used to fund collateral requirements of our clients.

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

      Segment policy benefits and expenses grew 49% to $71,957,000 for the three month period ended March 31, 2002, as compared with $48,269,000 for the three month period ended March 31, 2001, reflecting the increase in premium volume and face amount of insurance in force. Segment benefits and expenses for the first quarter of 2002 include collateral costs of $1,296,000 associated with our collateral funding facility that were not present in 2001. Overall benefits and expenses were in line with our expectations.

      Our life segment continues to perform well with a return on revenue of 9.1% and a return on equity of 16.9% for the first quarter of 2002.

      Annuity Segment. Our annuity reinsurance segment is the reinsurance of general account fixed deferred annuities, general account payout annuity obligations and certain risks arising from variable annuities. With respect to the general account fixed annuities we reinsure, our agreements generally relate to individual general account single premium deferred annuity policies, which either involve the tax-deferred accumulation of interest on a single premium paid by the policyholder (accumulation phase policies) or are annuities that pay fixed amounts periodically to policyholders over a fixed period of time or their lives (payout phase policies). Accumulation phase policies are subject primarily to investment risk and persistency (lapse) risk, while payout phase policies are primarily subject to investment risk and mortality (longevity) risk. We also reinsure certain guarantees associated with variable annuity contracts, including guaranteed minimum death benefits, enhanced earnings benefits and guaranteed minimum income benefits.

      Our annuity segment contains the majority of our assets. While we would expect it to be a small contributor to our net income, it contains significant volatility from two sources. First, under FAS 133 — Accounting for Derivative Instruments and Hedging Activities we must bifurcate and separately account for embedded derivatives in certain of our annuity reinsurance agreements. The unrealized change in the value of these embedded derivatives is reported in our income statement each quarter. The change in the value of the embedded derivative can be large, and is driven by financial market conditions, most notably credit risk related changes. Second, our Transamerica annuity reinsurance contract has exhibited volatility due to write downs of our deferred acquisition cost balance which are based upon management’s estimates of future investment performance and lapse experience. In 2001, we determined that our Transamerica annuity contract was in a loss position, and wrote down approximately $46,115,000 of deferred acquisition costs. In the first quarter of 2002, we purchased $10,000,000 of reinsurance from a subsidiary of XL Capital Ltd, a related party, for a premium of $1,500,000 million, to provide an additional layer of protection against minimum interest guarantee payments under the Transamerica annuity reinsurance contract. In estimating the $46,115,000 in write downs, we were required to make estimates, including estimates of future lapse rates on the underlying business and future investment income on the assets supporting this business, each of which impact our estimates of future minimum interest guarantee payments. There can be no assurance that our estimates will prove to be accurate, and if they do not, we may be required to recognize additional losses. Our annuity reinsurance contract with Transamerica, which represented approximately 62% of our annuity segment assets at March 31, 2002, is not expected to generate net income going forward.

      Segment income improved to $2,918,000 for the three month period ended March 31, 2002, as compared with a loss of $(7,949,000) for the three month period ended March 31, 2001. The segment net loss for the three month period ended March 31, 2001 included $10,444,000 of minimum interest guarantee payments and write downs of deferred acquisition costs with respect to the Transamerica contact. The first quarter of 2002 also includes income on our second largest annuity reinsurance contract that was not written until the third quarter of 2001.

      Segment income for the three month period ended March 31, 2001 also includes a loss of $(3,666,000) from the cumulative effect of a change in accounting principle as of January 1, 2001 relating to the application of FAS 133. Under FAS 133, we are required to carry the fair value of the embedded derivatives contained in certain of our annuity reinsurance contracts on our balance sheet, and unrealized changes in the fair value of those embedded derivatives are reflected in our net income. The change in fair value of the embedded derivatives is influenced by changes in credit risk, yield curve shifts, changes in expected future cash flows under the annuity reinsurance contracts and, to a lesser extent, interest rate changes. For the three month period ended March 31, 2002, the change in fair value of our embedded derivatives (net of their related changes in deferred acquisition cost amortization) was an unrealized gain of $2,189,000. For the three month period ended March 31, 2001, the change in fair value of our embedded derivatives (net of their related changes in deferred acquisition cost amortization) was an unrealized gain of $736,000. The unrealized gain in the embedded derivatives during the three month period ended March 31, 2002 was primarily the result of credit spreads tightening.

      Total revenue for our annuity segment grew 14% to $26,916,000 for the three month period ended March 31, 2002, as compared with $23,538,000 for the three month period ended March 31, 2001. The increase is primarily related to changes in the fair value of our embedded derivatives and an increase in investment income.

      Policy benefits and expenses for the annuity segment, which include interest credited to policyholders, segment specific expenses, and allocated expenses declined 14% to $23,997,000 for the three month period ended March 31, 2002, as compared with $27,820,000 for the month period ended March 31, 2001. The primary component of these expenses is interest credited to policyholders, which increased primarily as a result of minimum interest guarantee payments under our annuity reinsurance contract with Transamerica and the inclusion of our annuity reinsurance contract with Ohio National in the first quarter of 2002 that was not in force in the first quarter of 2001. However, these increases were offset by reduced amortization of deferred acquisition costs on our Transamerica reinsurance contract as a result of write downs in prior periods, including a write down of $8,844,000 in the first quarter of 2001.

      Our annuity line is not performing well due to our annuity reinsurance contract with Transamerica. However, segment results for the three month period ended March 31, 2002 were favorably impacted by embedded derivative gains, resulting in a return on equity of 14.2%, as compared to a negative return on equity of (22.4)% for the three month period ended March 31, 2001.

      Corporate Segment. The corporate segment includes all capital gains and losses from our own portfolio, investment income on undeployed invested assets, and a proportionate share of operating expenses based upon how stockholders’ equity is deployed to the life and annuity segments. As a result, the corporate segment, while small relative to our total company, will likely have volatile results. Segment income declined 85% to $326,000 for the three month period ended March 31, 2002, as compared with $2,155,000 for the three month period ended March 31, 2001. Revenues declined by 54% to $1,699,000 for the three month period ended March 31, 2002, as compared with $3,672,000 for the three month period ended March 31, 2001. Both declines were primarily driven by a the movement of stockholders’ equity to the life segment to support its growth. Realized capital losses of $(322,000) in the first quarter of 2002 compared to realized capital gains of $26,000 in the first quarter of 2001 also contributed to both declines.

      Segment benefits and expenses declined by 9% to $1,373,000 for the three month period ended March 31, 2002, as compared with $1,517,000 for the three month period ended March 31, 2001. This decline was also driven by the deployment of stockholders’ equity to the life segment.

Financial Condition

Investments

      At March 31, 2002, our invested assets, including cash and cash equivalents, had an aggregate fair value of $434,127,000, including unrealized gains of approximately $904,000, compared with an aggregate fair value of $423,780,000, including unrealized gains of $6,418,000 at December 31, 2001. Our unrealized gains decreased during the first quarter of 2002 primarily as the result of general changes in interest rates during the period. At March 31, 2002, our portfolio was comprised of fixed income securities with a weighted average credit quality rating of “AA” and a weighted average duration of 4.0 years, compared with a weighted average credit quality rating of “AA+” and a weighted average duration of 3.7 years at December 31, 2001.

      Our investments are governed by investment guidelines established and approved by our board of directors. Our investment objectives are to achieve above average risk-adjusted total returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity, and match the cash flows of our investments to our related insurance liabilities. Our investment guidelines require our overall fixed income portfolio to maintain a minimum weighted average credit quality of “A.” A fixed income security rated “A” by Standard & Poor’s is considered by Standard & Poor’s to be somewhat susceptible to the adverse effects of changes in circumstances and economic conditions, however, the issuer’s capacity to meet its financial commitment on the security is still considered to be strong. Our investment guidelines allow us to invest in fixed income securities that are rated below investment grade but limit these investments to 10% of our invested assets. We do not invest in any fixed income securities in emerging markets or securities which are not rated by a major rating agency.

      At March 31, 2002, $2,414,000 at fair value, or 0.6% of our fixed income securities (0.6% of Stockholders’ Equity), consisted of below investment grade securities, as compared with $3,749,000 at fair value, or 1.2% of our fixed income securities (0.9% of Stockholder’ Equity) at December 31, 2001. The fair value of such investments may vary depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer. As noted above, our investment guidelines limit the purchase of below investment grade securities, as these investments are subject to a higher degree of credit risk than investment grade securities. We monitor the creditworthiness of the portfolio as a whole and when the fair market value of a security declines for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its net realizable value. At March 31, 2002, there was one impaired security in our portfolio, which was written down by $600,000.

      At March 31, 2002, mortgage backed securities represented approximately 13% of our invested assets, including cash and cash equivalents, compared to approximately 11% of our invested assets, including cash and cash equivalents, at December 31, 2001. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage backed securities include collateralized mortgage obligations (“CMO’s”) and mortgage backed pass-through securities. Mortgage backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in such mortgage backed securities. Our mortgage backed securities portfolio had a weighted average investment quality rating of “AAA” at both March 31, 2002 and December 31, 2001.

      The following table summarizes our investment results (excluding investment income on assets held and managed by our ceding companies or others) for the periods indicated:

Investment Results

		Twelve Months Ended December 31,
	Three Months Ended
	March 31, 2002	2001	2000	1999

	(dollars in thousands)
Total invested assets, including cash and equivalents(1)	$434,127	$423,780	$321,819	$304,060
Investment income, net of related expenses	6,043	20,165	20,126	20,483
Effective yield rate(2)	5.14%	5.74%	6.85%	6.29%
Realized investment (losses) gains	$(322)	$1,230	$(4,817)	$(1,285)

(1)	Fair value at end of the indicated period.

(2)	The effective yield rate equals (i) net investment income divided by (ii) the average of total adjusted invested assets (fixed maturities at amortized cost, including assets on deposit with reinsurers) at the end of each calendar quarter included in the indicated period.

Funds Withheld at Interest

      At March 31, 2002, our Funds withheld receivable was $1,480,739,000, compared to $1,489,689,000 at December 31, 2001. When a ceding company enters into an annuity reinsurance contract structured as a modified coinsurance or coinsurance funds withheld arrangement with us, a portion of the ceding company’s liability to the policyholders or, in the case of a retrocessional arrangement, the primary insurer, is ceded to us. Our arrangements are generally on a quota share basis, so the portion that is ceded to us is a fixed percentage of the liabilities arising from the underlying policies. Our share of the ceding company’s liability is included on our Balance Sheet as “Interest sensitive contracts liabilities.” However, unlike other reinsurance arrangements in which we receive cash or investments as consideration for assuming a portion of the ceding company’s liability, under these types of arrangements, we establish a receivable called “Funds withheld at interest” that is equal to our fixed portion of the statutory reserves carried by the ceding company. We are then allocated our share of the investment income and realized capital gains and losses that arise from the securities in the investment portfolio underlying the statutory reserve.

      We currently have annuity reinsurance contracts with six ceding companies. At March 31, 2002, the premiums held and managed by our ceding companies were invested in convertible bonds and fixed income securities having a weighted average credit quality of “A-” and a weighted average duration of 5.0 years. Also at March 31, 2002, approximately 3.4% of the premiums held and managed by our ceding companies were invested in below investment grade securities. At December 31, 2001, these assets had a weighted average credit quality of “A” and a weighted average duration of 5.0 years. In addition, approximately 4.0% of the assets were invested in below investment grade securities on that date.

      The average annualized yield rate earned on our Funds withheld receivable was approximately 5.41% for the three months ended March 31, 2002, compared to 4.59% for the year ended December 31, 2001. At March 31, 2002, approximately 61% and 19% of our Funds withheld at interest asset represented receivables from Transamerica and The Ohio National Life Insurance Company, respectively, compared with 65% and 15%, respectively, at December 31, 2001. The decrease in the proportion of our Funds withheld asset related to the Transamerica contract reflects the continued high surrender rate on the policies underlying that contract, as well as the growth of the Funds withheld asset related to our contract with Ohio National. The average annualized yield rates earned on the assets funding our annuity obligations to Transamerica and Ohio National were approximately 4.65% and 7.59%, respectively, for the three months ended March 31, 2002, compared with 3.94% and 7.91%, respectively, for the year ended December 31, 2001. For purposes of calculating the average annualized yield rate earned on assets held and managed by our ceding companies, including Transamerica and Ohio National, we include net realized capital gains and losses as reported to us by our ceding companies in accordance with statutory accounting principles.

      The assets underlying the Transamerica contract are managed by AmerUS Capital Management, the investment manager appointed by IL Annuity and Insurance Company, the issuer of the annuity policies. At March 31, 2002, the assets funding the policyholder obligations under the contract had an average credit quality of “A-” and an average duration of 4.1 years, compared to an average credit quality of “A” and an average duration of 4.2 years at December 31, 2001. At March 31, 2002, approximately 69% of the assets underlying the contract were invested in convertible bonds, with the remainder invested in investment grade bonds, high yield bonds and mortgage backed securities. At December 31, 2001, approximately 69% of the assets underlying the contract were invested in convertible bonds, with the remainder invested in investment grade bonds, high yield bonds and mortgage backed securities. The value of convertible bonds is a function of their investment value (determined by yield in comparison with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and their conversion value (at market value, if converted into the underlying common stock). To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible bonds will be increasingly influenced by their conversion value. Consequently, the value of convertible bonds may be influenced by changes in the equity markets.

      According to data provided to us by Transamerica, at March 31, 2002 the assets held by IL Annuity and managed by AmerUS Capital were comprised of:

Type of Security	Book Value	Market Value	% of Total

Convertible bonds	$661,731,101	$625,426,280	68.6
Investment grade U.S. corporate bonds	169,622,465	168,615,290	18.5
Below investment grade U.S. corporate bonds	42,413,717	42,205,435	4.6
Short term securities	75,709,199	75,124,586	8.3

Total invested assets	$949,476,482	$911,371,591	100.0

Accrued investment income		7,695,396

Total market value, including accrued investment income		$919,066,987

      According to data provided to us by Transamerica, at March 31, 2002 the credit ratings of the assets (excluding accrued investment income) held by IL Annuity and managed by AmerUS Capital were approximately:

Ratings(1)	Book Value	Market Value	% of Total

AAA	$138,475,656	$144,875,424	15.9
AA	79,471,013	75,122,350	8.2
A	229,683,034	223,515,971	24.5
BBB	459,433,062	425,652,712	46.7
BB and below	42,413,717	42,205,134	4.7

Total invested assets	$949,476,482	$911,371,591	100.0

Accrued investment income		7,695,396

Total market value, including accrued investment income		$919,066,987

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on equivalent rating assigned by the National Association of Insurance Commissioners.

      According to data provided to us by Transamerica, at March 31, 2002 the maturity distribution of the assets (excluding accrued investment income) held by IL Annuity and managed by AmerUS Capital was approximately:

Maturity	Book Value	Market Value	% of Total

Within one year	$39,752,173	$39,784,353	4.4
From one to five years	263,546,635	261,895,116	28.7
From six to ten years	261,600,737	253,810,466	27.8
More than ten years	384,576,937	355,881,656	39.1

Total all years	$949,476,482	$911,371,591	100.0

      At March 31, 2002, the assets underlying the Ohio National contract had an average credit quality of “A-” and an average duration of approximately 5.6 years, compared with an average credit quality of “A-” and an average duration of approximately 5.8 years at December 31, 2001.

      According to data provided to us by Ohio National, at March 31, 2002 the assets held and managed by Ohio National were comprised of:

Type of Security	Book Value	Market Value	% of Total

Corporate bonds	$202,910,225	$203,817,980	76.0
Asset backed securities	57,999,808	57,876,465	21.6
Mortgage backed securities	5,598,854	5,774,150	2.2
Government bonds	561,671	561,671	0.2

Total invested assets	$267,070,558	$268,030,266	100.0

Accrued investment income		3,664,573

Total market value, including accrued investment income		$271,694,839

      At March 31, 2002 the credit ratings of the assets (excluding accrued investment income) held and managed by Ohio National were approximately:

Ratings(1)	Book Value	Market Value	% of Total

AAA	$26,861,653	$27,093,976	10.1
AA	20,933,543	21,056,732	7.9
A	102,222,354	103,457,872	38.6
BBB	113,860,782	113,288,353	42.3
Below BBB	3,192,226	3,133,333	1.1

Total invested assets	$267,070,558	$268,030,266	100.0

Accrued investment income		3,664,573

Total market value, including accrued investment income		$271,694,839

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on equivalent rating assigned by the National Association of Insurance Commissioners.

      According to data provided to us by Ohio National, at March 31, 2002 the maturity distribution of the assets (excluding accrued investment income) held and managed by Ohio National was approximately:

Maturity	Book Value	Market Value	% of Total

Within one year	$561,671	$561,671	0.2
From one to five years	13,743,614	13,666,008	5.1
From six to ten years	122,504,789	123,333,460	46.0
More than ten years	130,260,484	130,469,127	48.7

Total all years	$267,070,558	$268,030,266	100.0

      Our remaining four annuity reinsurance contracts guarantee crediting rates that vary in amount and duration. At March 31, 2002, the assets funding the policyholder obligations under these contracts had an average credit quality of “A-” and an average duration of approximately 6.7 years, compared to an average credit quality of “A” and an average duration of approximately 6.9 years at December 31, 2001.

      According to information provided by the ceding companies under these four annuity reinsurance contracts, at March 31, 2002 the assets held and managed by those ceding companies were comprised of:

Type of Security	Book Value	Market Value	% of Total

Canadian provincial bonds	$89,380,492	$89,068,622	28.7
Investment grade US corporate bonds	102,159,897	102,806,305	33.1
Investment grade UK corporate bonds	77,893,812	77,893,812	25.1
Investment grade Canadian corporate bonds	17,828,183	17,647,647	5.7
All other securities	23,250,913	22,765,989	7.4

Total invested assets	$310,513,297	$310,182,375	100.0

Accrued investment income		5,723,291

Total market value, including accrued investment income		$315,905,666

      According to information provided by the ceding companies under these four annuity reinsurance contracts, at March 31, 2002 the credit ratings of the assets (excluding accrued investment income) held and managed by those ceding companies were approximately:

Ratings(1)	Book Value	Market Value	% of Total

AAA	$39,222,170	$39,436,278	12.8
AA	30,746,692	30,776,554	9.9
A	172,142,076	172,541,737	55.6
BBB	61,568,675	61,468,869	19.8
BB and below	6,833,684	5,958,937	1.9

Total invested assets	$310,513,297	$310,182,375	100.0

Accrued investment income		5,723,291

Total market value, including accrued investment income		$315,905,666

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on equivalent rating assigned by the National Association of Insurance Commissioners.

      According to information provided by the ceding companies under these four annuity reinsurance contracts, at March 31, 2002 the maturity distribution of the assets (excluding accrued investment income) held and managed by those ceding companies was approximately:

Maturity	Book Value	Market Value	% of Total

Within one year	$17,170,361	$17,272,916	5.6
From one to five years	72,249,451	73,140,936	23.6
From six to ten years	72,033,496	71,173,578	22.9
More than ten years	149,059,989	148,594,945	47.9

Total all years	$310,513,297	$310,182,375	100.0

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

      For the three-month period ended March 31, 2002 we generated $14,328,000 from our operating activities as compared with $846,000 from our operating activities for the three months ended March 31, 2001. This change is primarily related to the development of our life reinsurance segment.

      At March 31, 2002 our total capitalization, which consists entirely of equity, was $405,752,000. We believe this level of capital is sufficient to support our insurance writings and growth for the near future. However, as a Bermuda reinsurer we are required to post collateral for the statutory reserves ceded to us by U.S. based insurers and reinsurers. During 2001, we entered into a reinsurance agreement with a third party reinsurer to cede excess U.S. Statutory reserves (the amount by which our cedents’ U.S. Statutory reserves exceed our U.S. GAAP reserves for certain life insurance contracts subject to certain state statutory regulations known as Triple-X) to the reinsurer. Under the agreement, the reinsurer is obligated to fund the collateral requirements associated with these excess U.S. Statutory reserves by making cash deposits with us. As of March 31, 2002, we had received deposits of $137,000,000 from the reinsurer. We expect to cede additional excess U.S. Statutory reserves to, and receive additional deposits from, the reinsurer in the future. The reinsurer has the right to terminate the agreement with 180 days notice, which would require us to return all deposits. Absent a termination by the reinsurer or by us, the agreement will terminate and all deposits received by us will be returned on the fifth anniversary of the agreement unless it is extended by the parties. We receive the benefit of investment income from the funds received by us and pay the reinsurer certain fees associated with the contract. These fees are determined principally by the amount of deposits received by us. For the first quarter of 2002 these fees were $1,296,000 and are recorded as Collateral costs in our Statement of Operations. As part of this contract we deposited $41,000,000 with the reinsurer, which is included in Deposits and other reinsurance receivables.

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

      At March 31, 2002 and December 31, 2001, letters of credit totaling $185,000,000 and $197,000,000, respectively, issued in the ordinary course of our business had been issued by our bankers in favor of certain ceding insurance companies to provide security and meet regulatory requirements. At March 31, 2002 and December 31, 2001 letters of credit totaling $92,000,000 and $101,000,000, respectively, were fully collateralized by our investments. We may incur indebtedness in the future for investment or operational purposes, acquisitions of, investments in, joint ventures with or strategic alliances with companies whose businesses complement the Company’s business.

      At March 31, 2002 and December 31, 2001 investments of $274,000,000 and $272,000,000, respectively, were held in trust for the benefit of certain ceding insurance companies to provide security and to meet regulatory requirements.

      On February 15, 2002 our Board of Directors declared a quarterly dividend of $.05 per share payable to shareholders of record on March 7, 2002. The Board intends to continue to declare and pay out of earnings a quarterly dividend. The continued payment of dividends is dependent on the ability of our operating subsidiaries to achieve satisfactory underwriting and investment results and other factors determined to be relevant by our Board of Directors.

      We have no material commitments for capital expenditures as of March 31, 2002.

Forward-Looking and Cautionary Statements

      The Company and its representatives may from time to time make written or oral forward-looking statements, including those contained in the foregoing Management’s Discussion and Analysis. In order to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying certain important factors which could cause the Company’s actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of the Company. The factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the Company’s ability to attract and retain clients; a decline in the Company’s financial ratings; the competitive environment; the Company’s ability to underwrite business; changes in mortality, morbidity and claims experience; the Company’s success in managing its investments; changes in market conditions, including changes in interest rate levels; the ability of the Company’s cedents to manage successfully assets they hold on the Company’s behalf; unanticipated withdrawal or surrender activity; the impact of recent and possible future terrorist attacks and the U.S. government’s response thereto; the loss of a key executive; regulatory changes (such as changes in U.S. tax law and insurance regulation); and a prolonged economic downturn. Further information about these and other factors may be found in our filings with the Securities and Exchange Commission. The Company cautions that the foregoing list of important factors is not intended to be, and is not, exhaustive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes since December 31, 2001 with respect to our market risk exposure described in our amended Annual Report on Form 10-K for the year ended December 31, 2001, as supplemented by our Current Report on Form 8-K, filed November 19, 2002. Please refer to “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in our amended Annual Report on Form 10-K for the year ended December 31, 2001 and to “Item 5: Other Events and Required FD Disclosure — Business — Quantitative and Qualitative Disclosures About Market Risk” in our Current Report on Form 8-K filed November 19, 2002.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Annuity and Life Re (Holdings), Ltd.

/s/ JOHN F. BURKE

Name: JOHN F. BURKE
Title: Chief Executive Officer and Chief Financial Officer

Date:     March 20, 2003

CERTIFICATION

I, John F. Burke, certify that:

1. I have reviewed this quarterly report on Form 10-Q/ A of Annuity and Life Re (Holdings), Ltd.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ JOHN F. BURKE

Name: JOHN F. BURKE
Title: Chief Executive Officer and Chief Financial Officer

March 20, 2003