Form 10-Q/A
period 2002-06-30
ANNUITY & LIFE RE HOLDINGS LTD
filed 2003-03-21
CIK 1051628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/ A-1

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

      The number of the registrant’s Common Shares (par value $1.00 per share) outstanding as of August 5, 2002 was 25,841,928.

EXPLANATORY NOTE

      This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 is being filed to revise and supplement certain information provided in response to Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 3: Quantitative and Qualitative Disclosures About Market Risk. In addition, we are revising Item 1: Unaudited Consolidated Financial Statements to include restated financial information as of December 31, 2001 and for the three and six month periods ended June 30, 2001 and 2002. We have restated our financial statements for the fiscal year ended December 31, 2001 and the fiscal quarter ended March 31, 2002 to reflect the bifurcation and separate accounting for embedded derivatives contained in certain of our annuity reinsurance contracts in accordance with Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities. In addition, in the restatement of our financial statements for the fiscal year ended December 31, 2001, we reclassified the $19,500,000 reserve component of a $33,000,000 charge taken in the fourth quarter of 2001 in connection with minimum interest guarantees on our largest annuity reinsurance contract as a reduction of our carried balance for deferred acquisition costs. Further, portions of the $33,000,000 charge, and a similar $24,700,000 charge taken in the third quarter of 2001 in connection with the same contract, were allocated across certain prior quarters in 2001, including the quarter ended June 30, 2001. We have also restated our financial statements for the fiscal year ended December 31, 2000 to recognize certain minimum interest guarantee payments made during that year as an expense rather than as a reduction in our interest sensitive contracts liability. The impact of the restatement for the fiscal year ended December 31, 2000 was to reduce our previously reported net income by approximately $885,000, or 2.2%. The restatement of our financial statements for the fiscal year ended December 31, 2000 has resulted in changes to our previously issued financial statements for subsequent periods.

      Except for Note 10 to the Unaudited Consolidated Financial Statements included in this Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, this amendment does not update information that was presented in our original Quarterly Report on Form 10-Q to reflect developments that have occurred since we filed the original Form 10-Q.

      Additional information about our company can be found in the other filings we have made with the Securities and Exchange Commission.

PART I

FINANCIAL INFORMATION

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED BALANCE SHEETS
(U.S. dollars)

	June 30,	December 31,
	2002	2001

	(unaudited)	(as restated)
	(as restated)
Assets
Cash and cash equivalents	$61,451,277	$104,793,019
Fixed maturity investments at fair value (amortized cost of $387,088,613 and $312,420,719 at June 30, 2002 and December 31, 2001)	395,126,786	318,987,432
Funds withheld at interest	1,447,876,547	1,489,689,347
Accrued investment income	5,499,599	4,897,063
Receivable for investments sold	1,265,214	23,815
Receivable for reinsurance ceded	95,610,308	97,807,529
Deposits and other reinsurance receivables	67,040,095	76,139,222
Deferred policy acquisition costs	211,306,270	209,074,192
Other assets	11,131,494	9,360,971

Total Assets	$2,296,307,590	$2,310,772,590

Liabilities
Reserves for future policy benefits	$254,695,355	$221,865,755
Interest sensitive contracts liability	1,467,194,479	1,519,596,075
Other deposit liabilities	147,000,000	137,000,000
Other reinsurance liabilities	17,622,838	17,340,304
Payable for investments purchased	7,657,104	2,030,516
Accounts payable and accrued expenses	10,947,530	10,751,098

Total Liabilities	$1,905,117,306	$1,908,583,748

Stockholders’ Equity
Preferred shares (par value $1.00; 50,000,000 shares authorized; no shares outstanding)	$—	$—
Common shares (par value $1.00; 100,000,000 shares authorized; 25,838,828 and 25,705,328 shares outstanding at June 30, 2002 and December 31, 2001)	25,838,828	25,705,328
Additional paid-in capital	334,478,932	332,447,062
Notes receivable from stock sales	(1,576,973)	(1,317,259)
Restricted stock (111,250 shares at June 30, 2002)	(1,804,474)	—
Accumulated other comprehensive income	7,755,685	6,418,469
Retained earnings	26,498,286	38,935,242

Total Stockholders’ Equity	$391,190,284	$402,188,842

Total Liabilities and Stockholders’ Equity	$2,296,307,590	$2,310,772,590

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in U.S. dollars)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

		(as restated)		(as restated)
Revenues
Net premiums	$92,065,743	$61,628,943	$170,072,634	$115,142,096
Investment income, net of related expenses	26,366,669	19,605,194	50,956,459	42,695,004
Net realized investment gains	1,837,672	320,629	1,515,964	346,250
Net change in fair value of embedded derivatives	(6,566,805)	1,846,981	(4,976,707)	1,698,054
Surrender fees and other revenues	6,161,207	4,644,690	10,057,332	7,778,161

Total Revenues	$119,864,486	$88,046,437	$227,625,682	$167,659,565

Benefits and Expenses
Claim and policy benefits	$74,443,139	$45,201,447	$133,258,745	$86,826,115
Interest credited to interest sensitive products	20,948,167	7,797,407	38,870,513	16,088,877
Policy acquisition costs and other insurance expenses	40,571,869	26,889,334	56,207,987	51,914,484
Collateral costs	1,053,037	—	2,348,741	—
Operating expenses	3,142,272	2,689,045	6,800,064	5,354,115

Total Benefits and Expenses	$140,158,484	$82,577,233	$237,486,050	$160,183,591

Net (loss) income before cumulative effect of a change in accounting principle	$(20,293,998)	$5,469,204	$(9,860,368)	$7,475,974
Cumulative effect of a change in accounting principle (Note 2)	—	—	—	(3,665,735)

Net (Loss) Income	$(20,293,998)	$5,469,204	$(9,860,368)	$3,810,239

Net (loss) income per common share before cumulative effect of a change in accounting principle
Basic	$(0.79)	$0.21	$(0.38)	$0.29
Diluted	$(0.79)	$0.19	$(0.38)	$0.27
Cumulative effect of a change in accounting principle per common share
Basic	$—	$—	$—	$(0.14)
Diluted	$—	$—	$—	$(0.13)
Net (loss) income per common share
Basic	$(0.79)	$0.21	$(0.38)	$0.15
Diluted	$(0.79)	$0.19	$(0.38)	$0.14

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited and in U.S. dollars)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

		(as restated)		(as restated)
Net (loss) income for the period	$(20,293,998)	$5,469,204	$(9,860,368)	$3,810,239
Other comprehensive income:
Unrealized holding gains (losses) on securities arising during the period	8,688,887	(2,519,160)	2,853,180	1,912,030
Less reclassification adjustment for realized gains (losses) in net (loss) income	1,837,672	320,629	1,515,964	346,250

Other comprehensive income	$6,851,215	$(2,839,789)	$1,337,216	$1,565,780

Total Comprehensive (Loss) Income	$(13,442,783)	$2,629,415	$(8,523,152)	$5,376,019

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in U.S. dollars)

	For the Six Months Ended
	June 30,

	2002	2001

		(as restated)
Cash flows from operating activities
Net (loss) income	$(9,860,368)	$3,810,239
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	3,665,735
Net realized investment (gains)	(1,515,964)	(346,250)
Net change in fair value of embedded derivatives	4,976,707	(1,698,054)
Amortization of restricted stock	360,896	—
Changes in:
Accrued investment income	(602,536)	(953,676)
Deferred policy acquisition costs	(2,232,078)	(3,413,348)
Deposits and other reinsurance receivables	11,296,348	7,441,654
Other assets	(1,770,523)	(1,226,194)
Reserves for future policy benefits	32,829,600	16,048,410
Interest sensitive contracts, net of funds withheld	(15,565,503)	(17,316,259)
Other reinsurance liabilities	282,534	8,102,651
Accounts payable	196,432	210,907

Net cash provided by operating activities	$18,395,545	$14,325,815

Cash flows from investing activities
Proceeds from sales of fixed maturity investments	$287,775,849	$102,410,728
Purchase of fixed maturity investments	(356,676,834)	(133,011,744)

Net cash (used) by investing activities	$(68,900,985)	$(30,601,016)

Cash flows from financing activities
Issuance of shares	$—	$2,734,330
Interest accrued on notes receivable	(48,334)	(40,250)
Interest collected on notes receivable	38,620	—
Issuance of note receivable	(250,000)	—
Dividends paid to stockholders	(2,576,588)	(2,550,266)
Increase in deposit liability	10,000,000	—

Net cash provided by financing activities	$7,163,698	$143,814

Decrease in cash and cash equivalents	$(43,341,742)	$(16,131,387)
Cash and cash equivalents, beginning of period	104,793,019	52,691,974

Cash and cash equivalents, end of period	$61,451,277	$36,560,587

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and in U.S. dollars)

	For the Six Months Ended
	June 30,

	2002	2001

	(as restated)	(as restated)
Preferred shares par value $1.00
Balance at beginning and end of period	$—	$—

Common shares par value $1.00
Balance at beginning of period	$25,705,328	$25,499,999
Issuance of shares	133,500	180,829

Balance at end of period	$25,838,828	$25,680,828

Additional paid-in capital
Balance at beginning of period	$332,447,062	$329,496,091
Issuance of shares	2,031,870	2,553,501

Balance at end of period	$334,478,932	$332,049,592

Notes receivable from stock sales
Balance at beginning of period	$(1,317,259)	$(1,367,241)
Issuance of note receivable	(250,000)	—
Interest collected on notes receivable	38,620	—
Accrued interest during period	(48,334)	(40,250)

Balance at end of period	$(1,576,973)	$(1,407,491)

Restricted stock
Balance at beginning of period	$—	$—
Issuance of shares	(2,165,370)	—
Amortization of restricted stock	360,896	—

Balance at end of period	$(1,804,474)	$—

Accumulated other comprehensive income
Balance at beginning of period	$6,418,469	$2,064,971
Net unrealized gains on securities	1,337,216	1,565,780

Balance at end of period	$7,755,685	$3,630,751

Retained earnings
Balance at beginning of period	$38,935,242	$84,636,496
Net (loss) income	(9,860,368)	3,810,239
Stockholder dividends	(2,576,588)	(2,550,266)

Balance at end of period	$26,498,286	$85,896,469

Total Stockholders’ Equity	$391,190,284	$445,850,148

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

2.     Restatement

      The Company has restated its financial statements for the fiscal year ended December 31, 2001 to reflect the application of Statement of Financial Accounting Standard 133 — Accounting for Derivative Instruments and Hedging Activities, which requires the Company to bifurcate and separately account for embedded derivatives contained in certain of the Company’s annuity reinsurance agreements. The Company is required to carry these embedded derivatives on its balance sheet at fair value and the unrealized changes in the value of these embedded derivatives are reflected in net income as Net change in fair value of embedded derivatives. The fair value of these embedded derivatives at January 1, 2001 was a loss of $3,665,735 and this has been accounted for as a cumulative effect of a change in accounting principle. The change in fair value of the Company’s embedded derivatives during 2001 was a gain of $5,029,027. Additionally, an adjustment of $1,320,184 has been made in 2001 to increase the amortization of deferred acquisition costs to reflect the revised emergence of profits on the affected reinsurance agreements as a result of the change in fair value of the embedded derivatives. For the year ended December 31, 2001, the net impact on reported earnings was a $43,107 gain.

      In the fourth quarter of 2001, the Company recorded a charge of $33,000,000 in connection with minimum interest guarantees associated with its largest annuity reinsurance contract. The $33,000,000 charge was made up of $13,500,000 of estimated minimum interest guarantee payments made in 2001 and a $19,500,000 reserve for estimated future minimum interest guarantee payments. The Company had originally recorded the $19,500,000 reserve component of the $33,000,000 charge as an increase to its Interest sensitive contracts liability. In its restated financial statements for the fiscal year ended December 31, 2001, the Company has reclassified the $19,500,000 as a write down of deferred acquisition costs. The reclassification did not change the Company’s reported net (loss) for the year; however, certain components of the Company’s Consolidated Balance Sheet as of December 31, 2001 and Consolidated Statements of Operations for the year then ended have changed as a result of this reclassification.

      Further, based on information now available to the Company, the Company has also restated its financial statements for the fiscal years ended December 31, 2001 and 2000 to record approximately $13,500,000 and $2,800,000, respectively, of minimum interest guarantee payments made in the periods in which they were paid. The $13,500,000 of payments made in 2001 were included in the $33,000,000 charge taken in the fourth quarter of 2001. The Company originally recorded the full $13,500,000 expense in the fourth quarter of 2001 because that was the quarter in which the Company first received data that enabled it to estimate the amount of such payments accurately. As part of the restatement of the Company’s financial statements for the fiscal year ended December 31, 2001, the $13,500,000 expense has been reallocated to the quarterly periods in that year in which the payments were made. Similarly, the Company has recognized the $2,800,000 of minimum interest guarantee payments made in 2000 as an expense rather than as a reduction in Interest sensitive contracts liabilities. There was a corresponding decrease of $1,914,853 in the amortization of deferred acquisition costs in 2000 as a result of the minimum interest guarantee payments made in that year. The net effect on the Company’s net income in 2000 was a reduction of $885,459. The decrease in the amortization of

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred acquisition costs in 2000 had the effect of increasing the amount of unamortized deferred acquisition costs as at December 31, 2000. Because the Company determined that deferred acquisition costs on the Company’s largest annuity reinsurance contract should be written down to their estimated recoverable amount during 2001, the write down in costs in 2001 has been adjusted to reflect the increased balance of unamortized deferred acquisition costs that existed at December 31, 2000. The impact of this aspect of the restatement on net income in 2001 was a reduction of $1,914,853. Certain components of the Company’s Consolidated Balance Sheets as of December 31, 2001 and 2000 and as of June 30, 2002, as well as certain components of the Company’s Consolidated Statements of Operations for the fiscal years ended December 31, 2001 and 2000 and the three and six month periods ended June 30, 2001, have changed as a result of this restatement. Further, the Company has allocated portions of the $19,500,000 reserve component of the $33,000,000 charge taken in the fourth quarter of 2001, and a similar $24,700,000 charge taken in the third quarter of 2001 in connection with the same contract, across prior quarters in that year. This reallocation does not affect the reported net (loss) for the year ended December 31, 2001, but it does affect reported net income (loss) for each of the quarters in that year.

      The following table summarizes the effect of these changes to the Company’s previously issued Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001 and the Company’s Consolidated Statements of Operations for the fiscal year ended December 31, 2001 and for the three and six month periods ended June 30, 2001. The restatement described above had no net effect on the Company’s cash flows provided by operating activities for the periods then ended, so no information regarding the Company’s Consolidated Statements of Cash Flows is presented in the table.

		Effect of

	As			Minimum	As
	Reported	FAS 133	Reclassification	Guarantee	Restated

Consolidated Balance Sheet at June 30, 2002
Funds withheld at interest	$1,447,876,547	$—	$—	$—	$1,447,876,547
Deferred acquisition costs	211,306,270	—	—	—	211,306,270
Interest sensitive contracts liability	1,464,394,167	—	—	2,800,312	1,467,194,479
Stockholders’ Equity	393,990,596	—	—	(2,800,312)	391,190,284
Consolidated Balance Sheet at December 31, 2001
Funds withheld at interest	$1,488,326,056	$1,363,291	$—	$—	$1,489,689,347
Deferred acquisition costs	229,894,376	(1,320,184)	(19,500,000)	—	209,074,192
Interest sensitive contracts liability	1,536,295,763	—	(19,500,000)	2,800,312	1,519,596,075
Stockholders’ Equity	404,946,046	43,107	—	(2,800,312)	402,188,842
Consolidated Statements of Operations for the year ended December 31, 2001
Net change in fair value of embedded derivatives	$—	$5,029,027	$—	$—	$5,029,027
Interest credited to interest sensitive products	68,758,418	—	(19,500,000)	—	49,258,418
Policy acquisition and other insurance expenses	105,045,512	1,320,184	19,500,000	1,914,853	127,780,549
Cumulative effect of a change in accounting principle	—	(3,665,735)	—	—	(3,665,735)
Net (Loss)	(38,709,686)	43,107	—	(1,914,853)	(40,581,431)

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Effect of

	As			Minimum	As
	Reported	FAS 133	Reclassification	Guarantee	Restated

Consolidated Statements of Operations for the three month period ended June 30, 2001(1)
Net change in fair value of embedded derivatives	$—	$1,846,981	$—	$—	$1,846,981
Interest credited to interest sensitive products	4,497,407	—	—	3,300,000	7,797,407
Policy acquisition and other insurance expenses	20,609,472	(257,264)	—	6,537,126	26,889,334
Net Income	13,202,085	2,104,245	—	(9,837,126)	5,469,204
Consolidated Statements of Operations for the six month period ended June 30, 2001(1)
Net change in fair value of embedded derivatives	$—	$1,698,054	$—	$—	$1,698,054
Interest credited to interest sensitive products	11,188,877	—	—	4,900,000	16,088,877
Policy acquisition and other insurance expenses	37,675,005	(1,141,715)	—	15,381,194	51,914,484
Cumulative effect of a change in accounting principle	—	(3,665,735)	—	—	(3,665,735)
Net Income (Loss)	24,917,399	(825,966)	—	(20,281,194)	3,810,239

(1)	The information included in the “As Reported” column was originally presented in the Company’s Consolidated Statements of Operations for the three and six month periods ended June 30, 2001 that was included in the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2001, as filed with the Securities and Exchange Commission on August 13, 2001.

3.     Basis of Presentation

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s amended Form 10-K for the fiscal year ended December 31, 2001. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     (Loss) Income Per Share

      The following table sets forth the computation of basic and diluted (loss) income per share for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

		(dollars,		(dollars,
		as restated)		as restated)
Net (loss) income available to common shareholders before cumulative effect of a change in accounting principle	$(20,293,998)	$5,469,204	$(9,860,368)	$7,475,974
Cumulative effect of a change in accounting principle	—	—	—	(3,665,735)

Net (loss) income available to common shareholders	$(20,293,998)	$5,469,204	$(9,860,368)	$3,810,239

Basic:
Weighted average number of common shares outstanding	25,722,016	25,591,746	25,716,453	25,590,414
Net (loss) income per share before cumulative effect of a change in accounting principle	$(0.79)	$0.21	$(0.38)	$0.29
Cumulative effect of a change in accounting principle	$—	$—	$—	$(0.14)

Net (loss) income per share	$(0.79)	$0.21	$(0.38)	$0.15

Diluted:
Weighted average number of common shares outstanding	25,722,016	28,211,313	25,716,453	28,097,367
Net (loss) income per share before cumulative effect of a change in accounting principle	$(0.79)	$0.19	$(0.38)	$0.27
Cumulative effect of a change in accounting principle	$—	$—	$—	$(0.13)

Net (loss) income per share	$(0.79)	$0.19	$(0.38)	$0.14

5.     Business Segments

      During the first quarter of 2002, the Company’s management began to separately track financial results of the Company’s life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in all products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk. In addition, as discussed in Note 2 above, certain of the Company’s modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities. The cumulative effect of the application of FAS 133 to the agreements through January 1, 2001 and the change in the fair value of these embedded derivatives are included in the annuity segment. Both the life and annuity segments have specific assets, liabilities,

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in our portfolio and investment income on undeployed invested assets. Operating expenses are allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to the segment. The Company believes that investors will better understand the Company’s profitability, risk profile and capital deployment through this change. There are no intersegment transactions.

      The following table displays several key measurements for each of our business segments.

Three Months Ended	Life	Annuity
June 30, 2002(1)	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$94,465,177	$21,395,350	$4,003,959	$119,864,486
Benefits and Expenses	88,013,741	51,185,729	959,013	140,158,484

Segment Income (Loss)	$6,451,436	$(29,790,379)	$3,044,945	$(20,293,998)

Total Assets	$605,018,193	$1,553,294,479	$137,994,918	$2,296,307,590

Three Months Ended
June 30, 2001

(as restated, see Note 2)
Revenues	$61,013,100	$22,762,419	$4,270,918	$88,046,437
Benefits and Expenses	53,635,950	27,428,167	1,513,117	82,577,233

Segment Income (Loss)	$7,377,150	$(4,665,748)	$2,757,802	$5,469,204

Total Assets	$333,362,942	$1,630,980,947	$270,959,673	$2,235,303,562

Six Months Ended
June 30, 2002(1)

Revenues	$173,611,221	$48,311,104	$5,703,357	$227,625,682
Benefits and Expenses	159,970,569	75,183,152	2,332,329	237,486,050

Segment Income (Loss)	$13,640,652	$(26,872,048)	$3,371,028	$(9,860,368)

Six Months Ended
June 30, 2001

(as restated, see Note 2)
Revenues	$113,416,211	$46,300,084	$7,943,270	$167,659,565
Benefits and Expenses	101,904,938	55,248,278	3,030,375	160,183,591

Segment Income (Loss) before cumulative effect of change in accounting principle	11,511,273	(8,948,194)	4,912,895	7,475,974
Cumulative effect of a change in accounting principle	—	(3,665,735)	—	(3,665,735)

Net Segment Income	$11,511,273	$(12,613,929)	$4,912,895	$3,810,239

(1)	Certain items have been reclassified since they were originally reported in the Company’s Form 10-Q for the period ended June 30, 2002.

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

      In the first quarter of 2002, the Company purchased a $10,000,000 excess of loss reinsurance policy from a subsidiary of XL Capital Ltd, a related party, to provide protection against minimum interest guarantee payments under the Company’s annuity reinsurance contract with Transamerica Occidental Life Insurance Company occurring after January 1, 2002, in excess of a $33,000,000 deductible. The premium paid for this protection was $1.5 million. The subsidiary of XL Capital has the right, up to the amount of any claims paid under the agreement, to be reimbursed from any proceeds the Company receives from its arbitration proceeding with Transamerica. In determining the additional write down of deferred acquisition costs on this annuity reinsurance contract of $24,796,000 during the second quarter of 2002, the Company anticipated $10,000,000 of reinsurance recoveries from the subsidiary of XL Capital.

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

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has unsecured letters of credit of approximately $89 million with Citibank, N.A. that have been posted as security to allow certain of the Company’s ceding companies to take credit on their statutory financial statements for reinsurance obtained from the Company. In August of 2002, Citibank notified the Company that the bank was reducing its aggregate exposure to unsecured letters of credit. As a result, Citibank has requested that unsecured letters of credit it has issued on behalf of the Company be secured by October 31, 2002. Consequently, the Company is currently seeking to raise capital that will fund its collateral requirements for its ceding companies, which would eliminate the need for unsecured letters of credit from Citibank, but no assurance can be given that the Company will be able to do so. If the Company is unable to raise additional capital, it would be required to retrocede a portion of its business to another reinsurer in order to effectively relieve itself of the obligation to post collateral to its ceding companies.

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

      We have concluded that there are embedded derivatives within the Funds withheld at interest receivable related to certain of our annuity reinsurance contracts written on a modified coinsurance or coinsurance funds withheld basis that require bifurcation and separate accounting under Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities. These embedded derivatives are similar to a total return swap arrangement on the underlying assets held by our ceding companies. The net fair value of these embedded derivatives is classified as part of our Funds withheld asset on our Balance Sheet. We have developed a cash flow model with the assistance of outside advisors to arrive at an estimate of the fair value of this total return swap that uses various assumptions regarding future cash flows under the affected annuity reinsurance contracts. The change in fair value of these embedded derivatives is recorded in our statement of operations as Net change in fair value of embedded derivatives, which is a non cash item. The change in fair value of these embedded derivatives also affects the emergence of expected gross profits for purposes of amortizing deferred acquisition costs associated with these contracts. The application of this accounting policy has increased the volatility of our reported earnings. While we have made an estimate of the fair value of these embedded derivatives using a model that we believe to be appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, it is possible that we may modify our methodology. Changes in our assumptions and industry standards could have a significant impact on the fair value of the embedded derivatives and our reported earnings. We do not bifurcate and separately account for the embedded derivatives contained in certain of our contracts, including our annuity reinsurance agreement with Transamerica Occidental Life Insurance Company, because we acquired those agreements prior to the transition date elected by us under FAS 133, as amended by FAS 137. Because of the nature of the assets underlying our Transamerica contract, which were roughly 67% convertible bonds at June 30, 2002, the bifurcation and separate accounting for the embedded derivatives contained in that contract would add significant volatility to our reported results.

      If actual events differ significantly from the underlying estimates and assumptions used by us in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Operating Results

      Net (Loss) Income. For the three months ended June 30, 2002, we had a net loss of $(20,294,000) or $(0.79) per basic and fully diluted common share, as compared with net income of $5,469,000 or $0.21 per basic common share and $0.19 per common share on a fully diluted basis for the three months ended June 30, 2001. For the six months ended June 30, 2002, we had a net loss of $(9,860,000) or $(0.38) per basic and fully diluted common share, as compared with net income of $3,810,000 or $0.15 per basic common share and $0.14 per common share on a fully diluted basis for the six month period ended June 30, 2001. The decline in net income for the three and six month periods ended June 30, 2002 was principally the result of a $24,796,000 write down of deferred acquisition costs associated with our annuity reinsurance contract with Transamerica during the second quarter of 2002.

      Under FAS 133, we are required to carry the fair value of the embedded derivatives contained in certain of our annuity reinsurance contracts on our balance sheet, and unrealized changes in the fair value of those embedded derivatives are reflected in our net income. The change in fair value of the embedded derivatives is influenced by changes in credit risk, yield curve shifts, changes in expected future cash flows under the annuity reinsurance contracts and, to a lesser extent, interest rate changes. The change in fair value also affects the emergence of expected gross profits under the contracts for purposes of amortizing deferred acquisition costs. The cumulative effect of the change in accounting principle as of January 1, 2001 was a loss of $(3,666,000) or $(0.14) per basic common share and $(0.13) per fully diluted common share, which is reflected in our net income for the six month period ended June 30, 2001.

      Our net income is significantly affected by our annuity reinsurance contract with Transamerica, which is our largest annuity reinsurance contract and represented approximately $824 million, or 57%, of our Funds withheld at interest receivable as of June 30, 2002, as compared with approximately $962 million, or approximately 65%, of our Funds withheld at interest receivable as of December 31, 2001. The significant loss associated with the Transamerica contract during the three and six months ended June 30, 2002 was primarily the result of the write down of deferred acquisition costs associated with the contract, as well as minimum interest guarantee payments made under the contract. The $24,796,000 write down of deferred acquisition costs associated with the Transamerica contract in the second quarter of 2002 was the result of the continued poor performance of the financial markets during the first half of 2002, which caused us to reassess the assumptions we used in estimating the impact expected future minimum interest guarantee payments would have on the profits arising from this contract. We recorded similar write downs of our deferred acquisition cost asset of approximately $15,381,000 during the six month period ended June 30, 2001, approximately $6,537,000 of which was recorded in the three month period ended June 30, 2001. A significant portion of the write downs recorded in 2001 related to the high surrender rates on the policies underlying the contract, which caused us to review the recoverability of the deferred acquisition costs associated with this contract, and to expected minimum interest guarantee payments. Minimum interest guarantee payments under the contract for the three and six month periods ended June 30, 2002 were approximately $8,129,000 and $13,322,000, respectively, as compared with minimum interest guarantee payments of $3,300,000 and $4,900,000, respectively, for the three and six month periods ended June 30, 2001. For a more detailed discussion of the assumptions we made when determining the amount of the 2001 and 2002 write downs of deferred acquisition costs, see “— Segment Reporting — Annuity Segment.”

      Net Premiums. Net premium revenue for the three and six month periods ended June 30, 2002 was $92,066,000 and $170,073,000, an increase of 49% and 48%, respectively, over the net premium revenue of $61,629,000 and $115,142,000, respectively, reported for the three and six month periods ended June 30, 2001. Substantially all the premium revenue was derived from traditional ordinary life reinsurance. The growth in premium revenue reflects the level of new business written and the increase in the face amount of insurance in force. At June 30, 2002, the total face amount of life insurance in force was $137 billion compared with approximately $91 billion at June 30, 2001, a 51% increase. New business writings and premium levels are significantly influenced by the seasonal nature of the life reinsurance marketplace and by large transactions and therefore can fluctuate from period to period.

      As discussed in “— Liquidity and Capital Resources,” the recent downgrade of our financial strength ratings by three nationally recognized ratings agencies, together with the request of one of our letter of credit providers that we secure approximately $89,000,000 of outstanding unsecured letters of credit and our general need to satisfy the collateral requirements of our ceding companies, will require us to raise additional capital. If we are unable to raise such additional capital, our ability to write new business will be limited and the historical growth rates we have achieved since commencing operations in 1998 will likely not be achieved in future periods. There can be no assurance that we will be able to raise additional capital on terms acceptable to us that will allow us to maintain our current book of business or to grow that business in the future.

      Net Investment Income. Total net investment income for the three and six month periods ended June 30, 2002 was $26,367,000 and $50,956,000, as compared with $19,605,000 and $42,695,000, respectively, for the three and six month periods ended June 30, 2001. The increases in investment income are primarily due to investment income on the deposit of $137,000,000 from a third party reinsurer during the fourth quarter of 2001 that is used to fund collateral requirements of our ceding companies. The average yield earned on an annualized basis our invested assets, including deposits with reinsurers, but excluding Funds withheld managed by our ceding companies, for the six month period ended June 30, 2002 was approximately 6.01%, as compared with 6.36% for the six months ended June 30, 2001. The decline in yield reflects our higher than normal commitment to cash during the first six months of 2002 as a result of receiving the $137,000,000 deposit late in the fourth quarter of 2001, and a generally lower interest rate environment.

      Income earned on Funds withheld for the three and six month periods ended June 30, 2002 was $19,175,000 and $37,723,000, as compared to $14,564,000 and $32,614,000 for the three and six month periods ended June 30, 2001. The increases in investment income on our Funds withheld are primarily due to an increase in managed assets relating to our annuity reinsurance contract with Ohio National, which is performing better than our reinsurance contract with Transamerica, whose assets are diminishing. The average annualized yield rate earned on Funds withheld for the six month period ended June 30, 2002 was 5.38%, as compared with 4.18% for the six month period ended June 30, 2001. For purposes of calculating the average annualized yield rate on our Funds withheld, we include net realized capital gains and losses as reported to us by our ceding companies in accordance with statutory accounting principles. The increase in the yield rates on our Funds withheld was primarily due to the increasing size of the asset base underlying our contract with Ohio National and the decreasing size of the asset base underlying our contract with Transamerica.

      Net Realized Investment Gains. Net realized investment gains for the three month periods ended June 30, 2002 and 2001 were $1,838,000 and $321,000, respectively. For the six month periods ended June 30, 2002 and 2001, net realized investment gains were $1,516,000 and $346,000, respectively. These gains resulted from normal management of our investment portfolio intended to improve performance and increase future operating income. We do not consider realized gains and losses resulting from sales of our invested assets to be recurring components of earnings. We make decisions concerning the sales of our invested assets based on a variety of market, business and other factors.

      Net Change in Fair Value of Embedded Derivatives. Embedded derivative gains and losses represent changes in the value of embedded derivatives hosted by certain of our fixed annuity reinsurance contracts. For the three and six month periods ended June 30, 2002, the unrealized loss in fair value of our embedded derivatives was $(6,567,000) and $(4,977,000), respectively. For the three and six month periods ended June 30, 2001, we had unrealized gains of $1,847,000 and $1,698,000, respectively. The unrealized losses during the three and six month periods ended June 30, 2002 were the result of credit spreads widening in the sectors in which the underlying investments are held, particularly in the telecommunications and energy sectors, which trends have continued into the third quarter of 2002. The unrealized gains during the three and six month periods ended June 30, 2001 were related to repositioning of the underlying assets and decreasing credit spreads.

      Surrender Fees and Other Revenue. Surrender fees and other revenue for the three and six month periods ended June 30, 2002 was $6,161,000 and $10,057,000, respectively, as compared with $4,645,000 and $7,778,000, respectively, for the three and six month periods ended June 30, 2001. This income is primarily derived from net surrender fees related to our fixed annuity products. The increase in revenue for the three and six month periods ended June 30, 2002 is primarily due to increases in surrender and withdrawal levels during those periods as compared with the three and six month periods ended June 30, 2001.

      Claims and Policy Benefits. Claims and policy benefits for the three month periods ended June 30, 2002 and 2001 were $74,443,000 and $45,201,000, or 81% and 73% of net premiums, respectively. For the six months ended June 30, 2002 and 2001, claims and policy benefits were $133,259,000 and $86,826,000, or 78% and 75% of net premiums, respectively. Aggregate experience for the six months ended June 30, 2002, excluding two underperforming life reinsurance contracts, was within pricing parameters. We are currently in arbitration on the two life reinsurance contracts that have generated mortality experience beyond our pricing parameters. If we are unable to rescind, recapture, reprice, or otherwise restructure these agreements, we may incur additional losses on these contracts in future periods. Although we expect mortality to be fairly constant over long periods of time, it will fluctuate from period to period. Reserves for future policy benefits are determined by claims reported from ceding companies, our aggregate experience, seasonal claim patterns and overall mortality trends.

      Interest Credited to Interest Sensitive Products. Interest credited to interest sensitive products, which are liabilities we assume under certain annuity reinsurance agreements, for the three and six month periods ended June 30, 2002 was $20,948,000 and $38,871,000, respectively, as compared with $7,797,000 and $16,089,000, for the three and six month periods ended June 30, 2001. Included in Interest credited to interest sensitive products for the three and six month periods ended June 30, 2002 are minimum interest guarantee payments of approximately $8,129,000 and $13,322,000, respectively, as compared with minimum interest guarantee payments of $3,300,000 and $4,900,000, respectively, for the three and six month periods ended June 30, 2001. The increase in Interest credited to interest sensitive products for the three and six month period ended June 30, 2002 was primarily caused by these minimum interest guarantee payments and by growth in the policyholder liability arising in connection with our reinsurance agreement with Ohio National, partially offset by a decrease in the size of our liability under our reinsurance agreement with Transamerica due to surrenders.

      Policy Acquisition and Other Insurance Expenses. Policy acquisition and other insurance expenses, consisting primarily of allowances and amortization of deferred policy acquisition costs, for the three and six month periods ended June 30, 2002 were $40,572,000 and $56,208,000, respectively, and $26,889,000 and $51,914,000, respectively, for the three and six month periods ended June 30, 2001. The increase in the three and six month periods ended June 30, 2002 was caused by the write down of $24,796,000 of deferred acquisition costs associated with our largest annuity reinsurance contract in the second quarter of 2002, as compared with write downs on the same contact during the three and six months ended June 30, 2001 of $6,537,000 and $15,381,000, respectively. The increase in these costs also reflects the growth and development of our life business. Generally, policy acquisition costs and other insurance expenses fluctuate with business volume and changes in product mix.

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

      Operating Expenses. Operating expenses for the three month period ended June 30, 2002 were $3,142,000 or 2.5% of total revenue (excluding the net change in fair value of embedded derivatives), as compared to $2,689,000 or 3.1% of total revenue (excluding the net change in fair value of embedded derivatives) for the comparable prior period in 2001. Operating expenses for the six month period ended June 30, 2002 were $6,800,000 or 2.9% of total revenue (excluding the net change in fair value of embedded derivatives), as compared to $5,354,000 or 3.2% of total revenue (excluding the net change in fair value of embedded derivatives) for the comparable prior period in 2001. We have incurred a higher than normal level of legal expenses during the first six months of 2002 related to a shelf registration statement we filed with the Securities and Exchange Commission relating to the offering in one or more transactions on a delayed basis of up to $200,000,000 of senior debt securities; however, we consider our operating expense level to be low by industry standards and to be in line with our plan to be a low cost provider.

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

      Our life segment is our largest segment as measured by profitability. For the three months ended June 30, 2002, segment income fell 13% to $6,451,000 from $7,377,000 for the three months ended June 30, 2001, reflecting an increase in life segment benefits and expenses as a percentage of premiums. Life segment benefits increased to 80.0% of premiums for the three months ended June 30, 2002, as compared to 74.2% for the three months ended June 30, 2001. The increase in expenses is primarily the result of costs associated with the arbitrations relating to two of our contracts, legal expenses associated with our registration statement and expenses for outside consultants. For the six months ended June 30, 2002, segment income grew 19% to $13,641,000 from $11,511,000 for the six months ended June 30, 2001, reflecting growth in our life operations offset by increases in expenses.

      Segment revenues for the three month period ended June 30, 2002 grew 55% to $94,465,000 from $61,013,000 in the three month period ended June 30, 2001, and grew 53% to $173,611,000 for the six month period ended June 30, 2002 from $113,416,000 for the six month period ended June 30, 2001. Our revenue growth for the three and six month periods ended June 30, 2002 was primarily driven by over 50% growth in life premiums. For both the three and six month periods ended June 30, 2002, the balance of the growth in revenue was derived from investment income earned on funds deposited with us by a third party reinsurer that are used to fund collateral requirements of our clients.

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

      Segment policy benefits and expenses for the three month period ended June 30, 2002 grew 64% to $88,014,000 from $53,636,000 in the second quarter of 2001, and grew 57% to $159,971,000 for the six month period ended June 30, 2002 from $101,905,000 for the six months ended June 30, 2001. Both increases reflect the increase in premium volume and face amount of insurance in force. In addition, mortality experience deteriorated moderately for the three and six month periods ended June 30, 2002, as compared to the three and six month periods ended June 30, 2001. Segment benefits and expenses for the three and six month periods ended June 30, 2002 include collateral costs of $1,053,000 and $2,349,000, respectively, associated with our collateral funding facility that were not present in comparable periods in 2001. Overall benefits and expenses, excluding the impact of two life reinsurance contracts currently in arbitration, were in line with our expectations.

      Our life segment continued to perform well with a return on revenue of 6.8% and a return on equity of 14.2% for the second quarter of 2002.

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

      Our annuity segment contains the majority of our assets. While we would expect it to be a small contributor to our net income, it contains significant volatility from two sources. First, under FAS 133 — Accounting for Derivative Instruments and Hedging Activities we must bifurcate and separately account for embedded derivatives in certain of our annuity reinsurance agreements. The unrealized change in the value of these embedded derivatives is reported in our income statement each quarter. The change in the value of the embedded derivative can be large, and is driven by financial market conditions, most notably credit risk related changes. Second, our Transamerica annuity reinsurance contract has exhibited volatility due to write downs of our deferred acquisition cost balance which are based upon management’s estimates of future investment performance and lapse experience. In 2001, we determined that our Transamerica annuity contract was in a loss position, and wrote down approximately $46,115,000 of deferred acquisition costs. In the first quarter of 2002, we purchased $10,000,000 of reinsurance from a subsidiary of XL Capital Ltd, a related party, for a premium of $1,500,000 million, to provide an additional layer of protection against minimum interest guarantee payments under the Transamerica annuity reinsurance contract. During the second quarter of 2002, we wrote down an additional $24,976,000 of deferred acquisition costs related to this contract, based on revised estimates of expected gross profits on this contract. Our expected gross profits were reduced due to poor investment performance, which triggered minimum interest guarantee payments for surrendered policies under the contract. In determining the amount of this additional write down of deferred acquisition costs on this contract, we anticipated $10,000,000 of reinsurance recoveries from the subsidiary of XL Capital. Further, in estimating the $46,115,000 and $24,976,000 in write downs, we were required to make estimates, including estimates of future lapse rates on the underlying business and future investment income on the assets supporting this business, each of which impact our estimates of future minimum interest guarantee payments. Our annuity reinsurance contract with Transamerica, which represented 53% of our annuity segment assets at June 30, 2002, is not expected to generate net income going forward.

      In connection with our write down of deferred acquisition costs for 2001, we assumed that convertible bonds, which comprised approximately 69% of the portfolio of invested assets managed by the ceding company under our Transamerica annuity reinsurance contract at December 31, 2001, would produce an annual investment return of 10% for calendar year 2002, and 8% thereafter. The remainder of the portfolio of invested assets consists of traditional income assets, for which we assumed a 6% return for 2002 and thereafter. We assumed annual policyholder lapse rates of 26% for 2002, 21% for 2003 and 15% for 2004.

      Although management believed that these estimates were reasonable when made, continuing poor equity market performance during 2002 required us to revise our estimates of the impact of future minimum interest guarantee payments on profits arising from our largest annuity reinsurance contract, resulting in the additional $24,796,000 write off of deferred acquisition costs during the second quarter of 2002. In estimating the amount of this additional write off, we considered actual investment results achieved by the convertible bonds in the portfolio of invested assets for the first half of 2002, and assumed an annualized investment return of 0.00% on convertible bonds for the remainder of 2002, with an 8.00% return assumed for 2003 and thereafter. Our assumptions for annual investment return on traditional fixed income securities included in the invested assets remains 6.25%. We also increased our assumptions regarding annualized policyholder lapse rates to 28% for the second half of 2002, 25% for 2003 and 16% for 2004. These assumed lapse rates include assumptions regarding full surrenders, partial withdrawals, annuitizations and policyholder deaths. While we believe that these estimates are more appropriate in light of today’s market environment and current lapse experience than those made in 2001, there can be no assurance that our estimates will prove to be accurate, and if they do not, we may be required to write down additional deferred acquisition costs or to recognize losses.

      Our annuity segment loss for the three months ended June 30, 2002 was $(29,790,000) compared with segment loss of $(4,666,000) for the three months ended June 30, 2001. For the six months ended June 30, 2002, our annuity segment loss was $(26,872,000), as compared with segment loss of $(12,614,000) for the six months ended June 30, 2001. Segment loss for the six months ending June 30, 2001 includes a loss of $(3,666,000) from the cumulative effect of a change in accounting principle as of January 1, 2001 relating to the application of FAS 133 to our annuity reinsurance contracts. The decline in income for the three and six month periods ended June 30, 2002 was principally the result of a $24,796,000 write down of deferred acquisition costs on our annuity reinsurance contract with Transamerica in the second quarter of 2002, as compared with write downs of $6,537,000 and $15,381,000 on the same contract during the three and six month periods ended June 30, 2001. Segment income was also affected by minimum interest guarantee payments of $8,129,000 and $13,322,000 made under the same contract during the three and six month periods ended June 30, 2002, as compared with payments of $3,300,000 and $4,900,000, respectively, for the three and six month periods ended June 30, 2001.

      Under FAS 133, we are required to carry the fair value of the embedded derivatives contained in certain of our annuity reinsurance contracts on our balance sheet, and unrealized changes in the fair value of those embedded derivatives are reflected in our net income. The change in fair value of the embedded derivatives is influenced by changes in credit risk, yield curve shifts, changes in expected future cash flows under the annuity reinsurance contracts and, to a lesser extent, interest rate changes. For the three and six month periods ended June 30, 2002, the change in fair value of our embedded derivatives (net of their related changes in deferred acquisition cost amortization) was an unrealized loss of $(5,663,000) and $(3,474,000), respectively. For the three and six month periods ended June 30, 2001, we had unrealized gains of $2,104,000 and $2,330,000, respectively, in the fair value of our embedded derivatives (net of their related changes in deferred acquisition cost amortization). The unrealized loss during the three and six month periods ended June 30, 2002 was the result of credit spreads widening in the sectors in which the underlying investments are held, particularly in the telecommunications and energy sectors, which trends have continued into the third quarter of 2002. The unrealized gain during the three and six month periods ended June 30, 2001 were related to repositioning of assets and decreasing credit spreads.

      Total revenue for our annuity segment declined 6% for the three months ended June 30, 2002 to $21,395,000, as compared with $22,762,000 in the three months ended June 30, 2001. Segment revenue for the six months ended June 30, 2002 grew 4% to $48,311,000 from $46,300,000 for the six months ended June 30, 2001. These changes are primarily related to an increase in premiums collected and to a lesser extent from an increase in investment income and are reduced by the unrealized loss during the first and second quarters of 2002 on the embedded derivatives hosted by our annuity reinsurance contracts discussed above.

      Policy benefits and expenses for the annuity segment includes interest credited to policyholders, minimum interest guarantee payments, segment specific expenses and allocated expenses. These expenses grew 87% to $51,186,000 for the three months ended June 30, 2002, as compared with $27,428,000 for the three months ended June 30, 2001, and grew 36% to $75,183,000 for the six months ended June 30, 2002, as compared with $55,248,000 for the six months ended June 30, 2001. The primary components of these expenses are interest credited to policyholders and amortization of deferred acquisition costs. As discussed above, in the second quarter of 2002, we wrote down $24,796,000 of deferred acquisition costs associated with our annuity reinsurance contract with Transamerica as compared to write downs of $8,844,000 and $6,537,000 in the first and second quarters of 2001 on the same contract. In addition, interest credited increased as a result of our annuity reinsurance contract with Ohio National, which we wrote in late 2001, as well as an increase in minimum interest guarantee payments on our annuity reinsurance contract with Transamerica.

      Our annuity line is not performing well due to our annuity reinsurance contract with Transamerica and the unrealized losses arising from embedded derivatives. Return on equity for the second quarter of 2002 was significantly negative.

      Corporate Segment. The corporate segment includes all capital gains and losses from our own portfolio, investment income on undeployed invested assets, and a proportionate share of operating expenses based upon how stockholders’ equity is deployed to the life and annuity segments. As a result, the corporate segment, while small relative to our company as a whole, will likely have volatile results. Segment income grew 10% to $3,045,000 for the three months ended June 30, 2002, as compared with $2,758,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, segment income declined 31% to $3,371,000 from $4,913,000 for the six months ended June 30, 2001. Revenues declined by 6% to $4,004,000 for the three months ended June 30, 2002, as compared with $4,271,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, revenues declined 28% to $5,703,000 from $7,943,000 for the six months ended June 30, 2001. Both declines were primarily driven by the movement of stockholders’ equity to the life segment in support of its growth. Realized capital gains of $1,838,000 and $1,516,000 for the three and six month periods ending June 30, 2002 compared to $321,000 and $346,000, respectively, for the comparable prior periods, slowed the rate of decline in corporate revenues for both periods.

      Segment benefits and expenses declined 37% to $959,000 for the three months ended June 30, 2002, as compared with $1,513,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, benefits and expenses declined 23% to $2,332,000, as compared with $3,030,000 for the six months ended June 30, 2001. Both declines were driven by the deployment of stockholders’ equity to the life segment.

Financial Condition

Investments

      At June 30, 2002, our invested assets, including cash and cash equivalents, had an aggregate fair value of $456,578,000, including unrealized gains of approximately $7,756,000, compared with an aggregate fair value of $423,780,000, including unrealized gains of $6,418,000 at December 31, 2001. The increase in the fair value of our invested assets generally reflect the changes in interest rates during the first six months of 2002. At June 30, 2002, our portfolio was comprised of fixed income securities with a weighted average credit quality rating of “AA” and a weighted average duration of 3.6 years, compared with a weighted average credit quality rating of “AA+” and a weighted average duration of 3.7 years at December 31, 2001.

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

      At June 30, 2002, $651,000 at fair value, or 0.16% of our fixed income securities (0.17% of Stockholders’ Equity), consisted of below investment grade securities, as compared with $3,749,000 at fair value, or 1.17% of our fixed income securities (0.93% of Stockholder’ Equity) at December 31, 2001. The fair value of such investments may vary depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer. As noted above, our investment guidelines limit the purchase of below investment grade securities, as these investments are subject to a higher degree of credit risk than investment grade securities. We monitor the creditworthiness of the portfolio as a whole and when the fair market value of a security declines for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its net realizable value. At June 30, 2002, there was one impaired security in our portfolio, which was written down by $600,000.

      At June 30, 2002, mortgage backed securities represented approximately 14.2% of our invested assets, including cash and cash equivalents, compared to approximately 11% of our invested assets, including cash and cash equivalents, at December 31, 2001. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage backed securities include collateralized mortgage obligations (“CMO’s”) and mortgage backed pass-through securities. Mortgage backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in agency mortgage backed securities. Our mortgage backed securities portfolio had a weighted average investment quality rating of “AAA” at both June 30, 2002 and December 31, 2001.

      The following table summarizes our investment results (excluding investment income on assets held and managed by our ceding companies or others) for the periods indicated:

Investment Results

		Twelve Months Ended December 31,
	Six Months Ended
	June 30, 2002	2001	2000	1999

		(dollars in thousands)
Total invested assets, including cash and equivalents(1)	$456,578	$423,780	$321,819	$304,060
Investment income, net of related expenses	13,235	20,165	20,126	20,483
Effective yield rate(2)	5.57%	5.74%	6.85%	6.29%
Realized investment gains (losses)	$1,516	$1,230	$(4,817)	$(1,285)

(1)	Fair value at end of the indicated period.

(2)	The effective yield rate equals (i) net investment income divided by (ii) the average of total adjusted invested assets (fixed maturities at amortized cost, including assets on deposit with reinsurers) at the end of each calendar quarter included in the indicated period.

Funds Withheld at Interest

      At June 30, 2002, our Funds withheld receivable was $1,447,877,000, compared to $1,489,689,000 at December 31, 2001. When a ceding company enters into an annuity reinsurance contract structured as a modified coinsurance or coinsurance funds withheld arrangement with us, a portion of the ceding company’s liability to the policyholders or, in the case of a retrocessional arrangement, the primary insurer, is ceded to us.

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

      We currently have annuity reinsurance contracts with six ceding companies. At June 30, 2002, the premiums held and managed by our ceding companies were invested in convertible bonds and fixed income securities having a weighted average credit quality of “A” and a weighted average duration of 5.0 years. Also at June 30, 2002, approximately 4.0% of the premiums held and managed by our ceding companies were invested in below investment grade securities. At December 31, 2001, these assets had a weighted average credit quality of “A” and a weighted average duration of 5.0 years. In addition, approximately 4.0% of the assets were invested in below investment grade securities on that date.

      The average annualized yield rate earned on our Funds withheld receivable was approximately 5.38% for the six months ended June 30, 2002, compared to 4.59% for the year ended December 31, 2001. At June 30, 2002, approximately 57% and 22% of our Funds withheld at interest asset represented receivables from Transamerica and The Ohio National Life Insurance Company, respectively, compared with 65% and 15%, respectively, at December 31, 2001. The decrease in the proportion of our Funds withheld asset related to the Transamerica contract reflects the continued high surrender rate on the policies underlying that contract, as well as the growth of the Funds withheld asset related to our contract with Ohio National. The average annualized yield rates earned on the assets funding our annuity obligations to Transamerica and Ohio National were approximately 4.47% and 7.69%, respectively, for the six months ended June 30, 2002, compared with 3.94% and 7.91%, respectively, for the year ended December 31, 2001. For purposes of calculating the average annualized yield rate earned on assets held and managed by our ceding companies, including Transamerica and Ohio National, we include net realized capital gains and losses as reported to us by our ceding companies in accordance with statutory accounting principles.

      The assets underlying the Transamerica contract are managed by AmerUS Capital Management, the investment manager appointed by IL Annuity and Insurance Company, the issuer of the annuity policies. At June 30, 2002, the assets funding the policyholder obligations under the contract had an average credit quality of “A-” and an average duration of 4.2 years, compared to an average credit quality of “A” and an average duration of 4.2 years at December 31, 2001. At June 30, 2002, approximately 67% of the assets underlying the contract were invested in convertible bonds, with the remainder invested in investment grade bonds, high yield bonds and mortgage backed securities. At December 31, 2001, approximately 69% of the assets underlying the contract were invested in convertible bonds, with the remainder invested in investment grade bonds, high yield bonds and mortgage backed securities. The value of convertible bonds is a function of their investment value (determined by yield in comparison with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and their conversion value (at market value, if converted into the underlying common stock). To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible bonds will be increasingly influenced by their conversion value. Consequently, the value of convertible bonds may be influenced by changes in the equity markets.

      According to data provided to us by Transamerica, at June 30, 2002 the assets held by IL Annuity and managed by AmerUS Capital were comprised of:

Type of Security	Book Value	Market Value	% of Total

Convertible bonds	$599,103,146	$547,752,020	66.7
Investment grade U.S. corporate bonds	159,658,635	162,165,153	19.7
Below investment grade U.S. corporate bonds	48,681,115	45,246,851	5.5
Short term securities	64,773,743	66,000,408	8.1

Total invested assets	$872,216,639	$821,164,432	100.0

Accrued investment income		6,473,818

Total market value, including accrued investment income		$827,638,251

      According to data provided to us by Transamerica, at June 30, 2002 the credit ratings of the assets (excluding accrued investment income) held by IL Annuity and managed by AmerUS Capital were approximately:

Ratings(1)	Book Value	Market Value	% of Total

AAA	$121,332,524	$121,717,985	14.8
AA	92,239,228	87,767,984	10.7
A	201,143,965	197,222,840	24.0
BBB	412,957,197	373,466,400	45.5
BB and below	44,543,725	40,989,223	5.0

Total invested assets	$872,216,639	$821,164,432	100.0

Accrued investment income		6,473,818

Total market value, including accrued investment income		$827,638,251

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on equivalent rating assigned by the National Association of Insurance Commissioners.

      According to data provided to us by Transamerica, at June 30, 2002 the maturity distribution of the assets (excluding accrued investment income) held by IL Annuity and managed by AmerUS Capital was approximately:

Maturity	Book Value	Market Value	% of Total

Within one year	$43,113,435	$42,686,259	5.2
From one to five years	232,745,660	230,877,923	28.1
From six to ten years	251,039,312	239,965,410	29.2
More than ten years	345,318,232	307,634,840	37.5

Total all years	$872,216,639	$821,164,432	100.0

      At June 30, 2002, the assets underlying the Ohio National contract had an average credit quality of “A-” and an average duration of approximately 5.4 years, compared with an average credit quality of “A-” and an average duration of approximately 5.8 years at December 31, 2001.

      According to data provided to us by Ohio National, at June 30, 2002 the assets held and managed by Ohio National were comprised of:

Type of Security	Book Value	Market Value	% of Total

Corporate bonds	$209,862,010	$215,903,045	68.8
Asset backed securities	72,781,164	75,295,680	24.0
Mortgage backed securities	18,616,406	19,815,892	6.3
Government bonds	2,644,990	2,739,458	0.9

Total invested assets	$303,904,570	$313,754,075	100.0

Accrued investment income		5,680,625

Total market value, including accrued investment income		$319,434,700

      At June 30, 2002 the credit ratings of the assets (excluding accrued investment income) held and managed by Ohio National were approximately:

Ratings(1)	Book Value	Market Value	% of Total

AAA	$38,785,767	$40,077,411	12.8
AA	21,631,588	22,184,805	7.1
A	108,203,012	113,855,249	36.3
BBB	128,676,496	131,599,077	41.9
Below BBB	6,607,707	6,037,533	1.9

Total invested assets	$303,904,570	$313,754,075	100.0

Accrued investment income		5,680,625

Total market value, including accrued investment income		$319,434,700

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on equivalent rating assigned by the National Association of Insurance Commissioners.

      According to data provided to us by Ohio National, at June 30, 2002 the maturity distribution of the assets (excluding accrued investment income) held and managed by Ohio National was approximately:

Maturity	Book Value	Market Value	% of Total

Within one year	$16,974,691	$15,938,442	5.1
From one to five years	133,878,311	137,410,460	43.8
From six to ten years	1,598,323	1,598,323	0.5
More than ten years	151,453,245	158,806,851	50.6

Total all years	$303,904,570	$313,754,075	100.0

      Our remaining four annuity reinsurance contracts guarantee crediting rates that vary in amount and duration. At both June 30, 2002 and December 31, 2001, the assets funding the policyholder obligations under these contracts had an average credit quality of “A” and an average duration of approximately 6.9 years at December 31, 2001.

      According to information provided by the ceding companies under these four annuity reinsurance contracts, at June 30, 2002 the assets held and managed by those ceding companies were comprised of:

Type of Security	Book Value	Market Value	% of Total

Canadian provincial bonds	$92,510,856	$94,312,978	29.6
Investment grade US corporate bonds	98,577,520	99,597,882	31.3
Investment grade UK corporate bonds	84,523,030	84,523,030	26.6
Investment grade Canadian corporate bonds	20,712,973	20,886,315	6.6
All other securities	19,813,189	18,828,964	5.9

Total invested assets	$316,137,568	$318,149,169	100.0

Accrued investment income		6,315,009

Total market value, including accrued investment income		$324,464,178

      According to information provided by the ceding companies under these four annuity reinsurance contracts, at June 30, 2002 the credit ratings of the assets (excluding accrued investment income) held and managed by those ceding companies were approximately:

Ratings(1)	Book Value	Market Value	% of Total

AAA	$36,626,701	$36,977,467	11.6
AA	31,551,527	31,861,119	10.0
A	180,664,129	184,339,164	57.9
BBB	60,433,116	59,773,790	18.8
BB and below	6,862,095	5,197,629	1.7

Total invested assets	$316,137,568	$318,149,169	100.0

Accrued investment income		6,315,009

Total market value, including accrued investment income		$$324,464,178

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on equivalent rating assigned by the National Association of Insurance Commissioners.

      According to information provided by the ceding companies under these four annuity reinsurance contracts, at June 30, 2002 the maturity distribution of the assets (excluding accrued investment income) held and managed by those ceding companies was approximately:

Maturity	Book Value	Market Value	% of Total

Within one year	$77,768,369	$79,244,158	24.9
From one to five years	71,890,150	70,493,457	22.2
From six to ten years	11,704,445	11,791,460	3.7
More than ten years	154,774,604	156,620,094	49.2

Total all years	$316,137,568	$318,149,169	100.0

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

      For the six month period ended June 30, 2002 we generated $18,396,000 from our operating activities as compared with $14,326,000 from our operating activities for the six months ended June 30, 2001. This change is primarily related to the development of our life reinsurance segment. At June 30, 2002 our total capitalization was $391,190,000.

      As a Bermuda reinsurer we are required to post collateral for the statutory reserves ceded to us by U.S. based insurers and reinsurers. During 2001, we entered into a reinsurance agreement with a third party reinsurer to cede excess U.S. Statutory reserves (the amount by which our cedents’ U.S. Statutory reserves exceed our U.S. GAAP reserves for certain life insurance contracts subject to certain state statutory regulations known as Triple-X) to the reinsurer. Under the agreement, the reinsurer is obligated to fund the collateral requirements associated with these excess U.S. Statutory reserves by making cash deposits with us. Because this agreement does not qualify for reinsurance accounting under U.S. GAAP, amounts received by us under the agreement are classified on our balance sheet as a deposit liability due to a third party reinsurer. As of June 30, 2002, we had received deposits of $147,000,000 from the reinsurer. The reinsurer has the right to terminate the agreement with 180 days notice, which would require us to return all deposits. Absent a termination by the reinsurer or by us, the agreement will terminate and all deposits received by us will be returned on the fifth anniversary of the agreement unless it is extended by the parties. As part of this contract we deposited $41,000,000 with the reinsurer, which is included in Deposits and other reinsurance receivables. We receive the benefit of investment income from the investment of the funds received by us and our deposit with the reinsurer and pay the third party reinsurer certain fees associated with the contract. These fees, in part, are determined by the amount of deposits received by us. For the first six months of 2002 these fees were $2,349,000 and are recorded as Collateral costs in our Statement of Operations.

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

      At June 30, 2002 and December 31, 2001, letters of credit totaling $189,000,000 and $197,000,000, respectively, issued in the ordinary course of our business had been issued by our bankers in favor of certain ceding insurance companies to provide security and meet regulatory requirements. At June 30, 2002 and December 31, 2001 letters of credit totaling $96,000,000 and $101,000,000, respectively, were fully collateralized by our investments. We also have unsecured letters of credit of approximately $89,000,000 with Citibank, N.A. that have been posted as security to allow certain of our ceding companies to take credit on their statutory financial statements for reinsurance obtained from us. In August of 2002, Citibank notified us that the bank was reducing its aggregate exposure to unsecured letters of credit. As a result, Citibank has requested that unsecured letters of credit it has issued on our behalf be secured by October 31, 2002. Consequently, we are currently seeking to raise capital that will fund our collateral requirements for our ceding companies, which would eliminate the need for unsecured letters of credit from Citibank, but no assurance can be given that we will be able to do so. If we are unable to raise additional capital, we would be required to retrocede a portion of our business to another reinsurer in order to effectively relieve us of our obligation to post collateral to our ceding companies.

      At June 30, 2002 and December 31, 2001 investments of $294,000,000 and $272,000,000, respectively, were held in trust for the benefit of certain ceding insurance companies to provide security and to meet regulatory requirements.

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

      During July 2002, following our announcement of our intention to write down deferred acquisition costs on our largest annuity reinsurance contract, three rating agencies reduced the financial strength ratings of each of our operating subsidiaries. A.M. Best reduced the financial strength ratings of each of our operating subsidiaries from “A” to “A-” and has announced that it is reviewing these ratings and may change them downward. Standard & Poor’s has also reduced the financial strength ratings of each of our operating subsidiaries from “A” to “A-” and has announced that the outlook on these ratings is negative. Each of our operating subsidiaries’ financial strength ratings has also been reduced from “A” to “A-” by Fitch Ratings. Fitch Ratings has also announced that these ratings are under review and may change downward. These downgrades in our ratings, together with Citibank’s request that we secure our outstanding unsecured letters of credit and our general need to satisfy the collateral requirements of our ceding companies, will require us to raise additional capital. If we are unable to raise such additional capital, our ability to write new business will be limited and the historical growth rates we have achieved since commencing operations in 1998 will likely not be achieved in future periods. There can be no assurance that we will be able to raise additional capital on terms that are acceptable to us that will allow us to maintain our current book of business or grow that business in the future.

      We have no material commitments for capital expenditures as of June 30, 2002.

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

PART II

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

(b) A proposal to amend the Company’s Bye-Laws to include an exception to certain transfer restrictions included in the Bye-Laws for trades executed on the New York Stock Exchange was approved and received 14,462,215 votes FOR and 1,950 votes AGAINST, with 2,125 abstentions and broker non-votes.

(c) A proposal to appoint KPMG as independent accountants for the Company for the 2002 fiscal year was approved and received 14,463,680 votes FOR and 435 votes AGAINST, with 2,175 abstentions and broker non-votes.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits — None

      (b) Reports on Form 8-K — None

ANNUITY AND LIFE RE (HOLDINGS), LTD.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Annuity and Life Re (Holdings), Ltd.

/s/ JOHN F. BURKE

Name: JOHN F. BURKE

Title:	Chief Executive Officer and Chief Financial Officer

Date:     March 20, 2003

CERTIFICATION

I, John F. Burke, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Annuity and Life Re (Holdings), Ltd.

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