Form 10-Q/A
period 2002-09-30
ANNUITY & LIFE RE HOLDINGS LTD
filed 2003-03-21
CIK 1051628

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes ☑          No ☐

      The number of the registrant’s Common Shares (par value $1.00 per share) outstanding as of November 5, 2002 was 26,106,328.

EXPLANATORY NOTE

      This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 is being filed to revise and supplement certain information provided in response to Item 1: Unaudited Consolidated Financial Statements and Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the completion of the restatement of our financial statements for the fiscal years ended December 31, 2000 and 2001 and the fiscal periods ended March 31, and June 30, 2002. In addition, the certifications required by 18 U.S.C. Section 1350 and Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended, accompany this Amendment No. 1.

      Except for Note 10 to the Unaudited Consolidated Financial Statements included in this Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, this amendment does not update information that was presented in our original Quarterly Report on Form 10-Q to reflect developments that have occurred since we filed our original Form 10-Q.

      Additional information about our company can be found in the other filings we have made with the Securities and Exchange Commission.

PART I

FINANCIAL INFORMATION

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED BALANCE SHEETS
(U.S. dollars)

	September 30,	December 31,
	2002	2001

	(unaudited)	(as restated)
Assets
Cash and cash equivalents	$120,052,568	$104,793,019
Fixed maturity investments at fair value (amortized cost of $338,889,854 and $312,420,719 at September 30, 2002 and December 31, 2001)	355,160,595	318,987,432
Funds withheld at interest	1,415,120,437	1,489,689,347
Accrued investment income	4,063,797	4,897,063
Receivable for investments sold	10,814,271	23,815
Receivable for reinsurance ceded	94,310,286	97,807,529
Deposits and other reinsurance receivables	81,851,829	76,139,222
Deferred policy acquisition costs	228,089,222	209,074,192
Other assets	11,195,455	9,360,971

Total Assets	$2,320,658,460	$2,310,772,590

Liabilities
Reserves for future policy benefits	$280,915,909	$221,865,755
Interest sensitive contracts liability	1,464,667,709	1,519,596,075
Other deposit liabilities	147,000,000	137,000,000
Other reinsurance liabilities	22,901,107	17,340,304
Payable for investments purchased	10,194,428	2,030,516
Accounts payable and accrued expenses	15,737,008	10,751,098

Total Liabilities	$1,941,416,161	$1,908,583,748

Stockholders’ Equity
Preferred shares (par value $1.00; 50,000,000 shares authorized; no shares outstanding)	$—	$—
Common shares (par value $1.00; 100,000,000 shares authorized; 26,106,328 and 25,705,328 shares outstanding at September 30, 2002 and December 31, 2001)	26,106,328	25,705,328
Additional paid-in capital	335,334,932	332,447,062
Notes receivable from stock sales	(1,603,076)	(1,317,259)
Restricted stock (367,625 shares at September 30, 2002)	(2,747,526)	—
Accumulated other comprehensive income	16,091,693	6,418,469
Retained earnings	6,059,948	38,935,242

Total Stockholders’ Equity	$379,242,299	$402,188,842

Total Liabilities and Stockholders’ Equity	$2,320,658,460	$2,310,772,590

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in U.S. dollars)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(as restated)		(as restated)
Revenues
Net premiums	$84,934,401	$66,813,664	$255,007,035	$181,955,760
Investment income, net of related expenses	31,127,396	24,239,602	82,083,855	66,934,606
Net realized investment gains	9,297,351	1,078,933	10,813,315	1,425,183
Net change in fair value of embedded derivatives	(13,277,823)	(5,265,396)	(18,254,530)	(3,567,342)
Surrender fees and other revenues	3,549,362	5,512,939	13,606,694	13,291,100

Total Revenues	$115,630,687	$92,379,742	$343,256,369	$260,039,307

Benefits and expenses
Claim and policy benefits	$91,381,831	$74,873,807	$224,640,576	$161,699,922
Interest credited to interest sensitive products	18,345,349	14,401,290	57,215,862	30,490,167
Policy acquisition costs and other insurance expenses	17,492,342	43,306,421	73,700,329	95,220,905
Collateral costs	3,731,580	—	6,080,321	—
Operating expenses	3,826,602	2,478,698	10,626,666	7,832,813

Total Benefits and Expenses	$134,777,704	$135,060,216	$372,263,754	$295,243,807

Net (loss) before cumulative effect of a change in accounting principle	$(19,147,017)	$(42,680,474)	$(29,007,385)	$(35,204,500)
Cumulative effect of a change in accounting principle (Note 2)	—	—	—	(3,665,735)

Net (Loss)	$(19,147,017)	$(42,680,474)	$(29,007,385)	$(38,870,235)

Net (loss) per common share before cumulative effect of a change in accounting principle
Basic	$(0.74)	$(1.66)	$(1.13)	$(1.38)
Diluted	$(0.74)	$(1.66)	$(1.13)	$(1.38)
Cumulative effect of a change in accounting principle per common share
Basic	$—	$—	$—	$(0.14)
Diluted	$—	$—	$—	$(0.14)
Net (loss) per common share
Basic	$(0.74)	$(1.66)	$(1.13)	$(1.52)
Diluted	$(0.74)	$(1.66)	$(1.13)	$(1.52)

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited and in U.S. dollars)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(as restated)		(as restated)
Net (loss) for the period	$(19,147,017)	$(42,680,474)	$(29,007,385)	$(38,870,235)
Other comprehensive income:
Unrealized holding gains on securities arising during the period	17,633,359	7,740,625	20,486,539	9,652,655
Less reclassification adjustment for realized gains in net (loss)	9,297,351	1,078,933	10,813,315	1,425,183

Other comprehensive income	$8,336,008	$6,661,692	$9,673,224	$8,227,472

Total Comprehensive (Loss)	$(10,811,009)	$(36,018,782)	$(19,334,161)	$(30,642,763)

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in U.S. dollars)

	For the Nine Months Ended
	September 30,

	2002	2001

		(as restated)
Cash flows from operating activities
Net (loss)	$(29,007,385)	$(38,870,235)
Adjustments to reconcile net (loss) to cash provided by operating activities:
Cumulative effect of change in accounting principle	—	3,665,735
Net realized investments (gains)	(10,813,315)	(1,425,183)
Net change in fair value of embedded derivatives	18,254,530	3,567,342
Unrealized loss on interest rate swap	2,005,000	—
Amortization of restricted stock	541,344	—
Changes in:
Accrued investment income	833,266	(288,492)
Deferred policy acquisition costs	(19,015,030)	4,114,995
Deposits and other reinsurance receivables	(2,215,364)	(19,165,559)
Other assets	1,834,484	(1,057,573)
Reserves for future policy benefits	59,050,154	39,726,121
Interest sensitive contracts, net of funds withheld	1,386,015	(25,777,751)
Other reinsurance liabilities	5,560,803	35,146,924
Accounts payable	2,980,910	3,329,510

Net cash provided by operating activities	$27,726,444	$2,965,834

Cash flows from investing activities
Proceeds from sales of fixed maturity investments	$467,314,155	$186,398,746
Purchase of fixed maturity investments	(485,627,324)	(196,561,747)

Net cash (used) by investing activities	$(18,313,169)	$(10,163,001)

Cash flows from financing activities
Issuance of shares	$—	$2,846,205
Interest accrued on notes receivable	(74,437)	(78,540)
Interest collected on notes receivable	38,620	—
Issuance of note receivable	(250,000)	—
Dividends paid to stockholders	(3,867,909)	(3,834,558)
Increase in deposit liability	10,000,000	—

Net cash provided (used) by financing activities	$5,846,274	$(1,066,893)

Increase (decrease) in cash and cash equivalents	$15,259,549	$(8,264,060)
Cash and cash equivalents, beginning of period	104,793,019	52,691,974

Cash and cash equivalents, end of period	$120,052,568	$44,427,914

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and in U.S. dollars)

	For the Nine Months Ended
	September 30,

	2002	2001

		(as restated)
Preferred shares par value $1.00
Balance at beginning and end of period	$—	$—

Common shares par value $1.00
Balance at beginning of period	$25,705,328	$25,499,999
Issuance of shares	401,000	185,829

Balance at end of period	$26,106,328	$25,685,828

Additional paid-in capital
Balance at beginning of period	$332,447,062	$329,496,091
Issuance of shares	2,887,870	2,660,376

Balance at end of period	$335,334,932	$332,156,467

Notes receivable from stock sales
Balance at beginning of period	$(1,317,259)	$(1,367,241)
Issuance of note receivable	(250,000)	—
Interest collected on notes receivable	38,620	—
Accrued interest during period	(74,437)	(78,540)

Balance at end of period	$(1,603,076)	$(1,445,781)

Restricted stock
Balance at beginning of period	$—	$—
Issuance of shares	(3,288,870)	—
Amortization of restricted stock	541,344	—

Balance at end of period	$(2,747,526)	$—

Accumulated other comprehensive income
Balance at beginning of period	$6,418,469	$2,064,971
Net unrealized gains on securities	9,673,224	8,227,472

Balance at end of period	$16,091,693	$10,292,443

Retained earnings
Balance at beginning of period	$38,935,242	$84,636,497
Net (loss)	(29,007,385)	(38,870,235)
Stockholder dividends	(3,867,909)	(3,834,558)

Balance at end of period	$6,059,948	$41,931,704

Total Stockholders’ Equity	$379,242,299	$408,620,661

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

2.     Restatement

      The Company has restated its financial statements for the fiscal year ended December 31, 2001 to reflect the application of Statement of Financial Accounting Standard 133 — Accounting for Derivative Instruments and Hedging Activities, which requires the Company to bifurcate and separately account for embedded derivatives contained in certain of the Company’s annuity reinsurance contracts. The Company is required to carry these embedded derivatives on its balance sheet at fair value and the unrealized changes in the value of these embedded derivatives are reflected in net income as Net change in fair value of embedded derivatives. The fair value of these embedded derivatives at January 1, 2001 was a loss of $3,665,735 and this has been accounted for as a cumulative effect of a change in accounting principle. The change in fair value of the Company’s embedded derivatives during 2001 was a gain of $5,029,027. Additionally, an adjustment of $1,320,184 has been made in 2001 to increase the amortization of deferred acquisition costs to reflect the revised emergence of profits on the affected reinsurance agreements as a result of the change in fair value of the embedded derivatives. For the year ended December 31, 2001, the net impact on reported earnings was a $43,107 gain.

      In the fourth quarter of 2001, the Company recorded a charge of $33,000,000 in connection with minimum interest guarantees associated with its largest annuity reinsurance contract. The $33,000,000 charge was made up of $13,500,000 of estimated minimum interest guarantee payments made in 2001 and a $19,500,000 reserve for estimated future minimum interest guarantee payments. The Company had originally recorded the $19,500,000 reserve component of the $33,000,000 charge as an increase to its Interest sensitive contracts liability. In its restated financial statements for the fiscal year ended December 31, 2001, the Company has reclassified the $19,500,000 as a write down of deferred acquisition costs. The reclassification did not change the Company’s reported net (loss) for the year; however, certain components of the Company’s Consolidated Balance Sheet as of December 31, 2001 and Consolidated Statements of Operations for the year then ended have changed as a result of this restatement.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Further, based on information now available to the Company, the Company has also restated its financial statements for the fiscal years ended December 31, 2001 and 2000 to recognize approximately $13,500,000 and $2,800,000, respectively, of minimum interest guarantee payments made in the periods in which they were paid. The $13,500,000 of payments made in 2001 were included in the $33,000,000 charge taken in the fourth quarter of 2001. The Company originally recorded the full $13,500,000 expense in the fourth quarter of 2001 because that was the quarter in which the Company first received data that enabled it to estimate the amount of such payments accurately. As part of the restatement of the Company’s financial statements for the fiscal year ended December 31, 2001, the $13,500,000 expense has been reallocated to the quarterly periods in that year in which the payments were made. Similarly, the Company has recognized the $2,800,000 of minimum interest guarantee payments made in 2000 as an expense rather than as a reduction in Interest sensitive contracts liabilities. There was a corresponding decrease of $1,914,853 in the amortization of deferred acquisition costs in 2000 as a result of the minimum interest guarantee payments made in that year. The net effect on the Company’s net income in 2000 was a reduction of $885,459. The decrease in the amortization of deferred acquisition costs in 2000 had the effect of increasing the amount of unamortized deferred acquisition costs as at December 31, 2000. Because the Company determined that deferred acquisition costs on the Company’s largest annuity reinsurance contract should be written down to their estimated recoverable amount during 2001, the write down in costs in 2001 has been adjusted to reflect the increased balance of unamortized deferred acquisition costs that existed at December 31, 2000. The impact of this aspect of the restatement on net income in 2001 was a reduction of $1,914,853. Certain components of the Company’s Consolidated Balance Sheets as of December 31, 2001 and 2000 and Consolidated Statements of Operations for the years then ended have changed as a result of this restatement. Further, the Company has allocated portions of the $19,500,000 reserve component of the $33,000,000 charge taken in the fourth quarter of 2001, and a similar $24,700,000 charge taken in the third quarter of 2001 in connection with the same contract, across prior quarters in that year. This reallocation does not affect the reported net (loss) for the year ended December 31, 2001, but it does affect reported net income (loss) for each of the quarters in that year.

      The following table summarizes the effect of these changes to the Company’s previously issued financial statements for the fiscal year ended December 31, 2001 and for the three and nine month periods ended September 30, 2001. The restatement described above had no net effect on the Company’s cash flows provided by operating activities for the periods then ended, so no information regarding the Company’s Consolidated Statements of Cash Flows is presented in the table.

		Effect of

	As			Minimum	As
	Reported	FAS 133	Reclassification	Guarantee	Restated

Consolidated balance sheet at December 31, 2001
Funds withheld at interest	$1,488,326,056	$1,363,291	$—	$—	$1,489,689,347
Deferred acquisition costs	229,894,376	(1,320,184)	(19,500,000)	—	209,074,192
Interest sensitive contracts liability	1,536,295,763	—	(19,500,000)	2,800,312	1,519,596,075
Stockholders’ Equity	404,946,046	43,107	—	(2,800,312)	402,188,842

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Effect of

	As			Minimum	As
	Reported	FAS 133	Reclassification	Guarantee	Restated

Consolidated statements of operations for the year ended December 31, 2001
Net change in fair value of embedded derivatives	$—	$5,029,027	$—	$—	$5,029,027
Interest credited to interest sensitive products	68,758,418	—	(19,500,000)	—	49,258,418
Policy acquisition and other insurance expenses	105,045,512	1,320,184	19,500,000	1,914,853	127,780,549
Cumulative effect of a change in accounting principle	—	(3,665,735)	—	—	(3,665,735)
Net (Loss)	(38,709,686)	43,107	—	(1,914,853)	(40,581,431)

Consolidated statements of operations for the three month period ended September 30, 2001
Net change in fair value of embedded derivatives	$—	$(5,265,396)	$—	$—	$(5,265,396)
Interest credited to interest sensitive products	10,001,290	—	—	4,400,000	14,401,290
Policy acquisition and other insurance expenses	49,117,632	(269,009)	—	(5,542,202)	43,306,421
Net (Loss)	(38,826,289)	(4,996,387)	—	1,142,202	(42,680,474)
Consolidated statements of operations for the nine month period ended September 30, 2001
Net change in fair value of embedded derivatives	$—	$(3,567,342)	$—	$—	$(3,567,342)
Interest credited to interest sensitive products	21,190,167	—	—	9,300,000	30,490,167
Policy acquisition and other insurance expenses	86,792,638	(1,410,724)	—	9,838,992	95,220,905
Cumulative effect of a change in accounting principle	—	(3,665,735)	—	—	(3,665,735)
Net (Loss)	(13,908,890)	(5,822,353)	—	(19,138,992)	(38,870,235)

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Basis of Presentation

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s amended Form 10-K for the fiscal year ended December 31, 2001. In addition to the accounting policies noted in the Company’s amended Form 10-K for the fiscal year ended December 31, 2001, the Company notes the following:

Reserves for Guarantees Associated with Variable Annuity Contracts

      The Company reinsures certain minimum guarantees associated with variable annuity contracts. These include guaranteed minimum death benefits, guaranteed minimum income benefits, and enhanced earnings benefits. The Company’s accounting policy is to establish reserves for expected future claims based upon the long term view of expected losses over the life of the underlying policies, based upon the original pricing assumptions. The Company’s reserving policy allows the Company to strengthen reserves if claim amounts or volume exceed what was anticipated in pricing. During the third quarter of 2002, the Company increased its reserves for minimum guarantees associated with variable annuities by approximately $7,760,000 as a result of increasing claim activity over recent quarters. The Company may be required to increase these reserves in future periods if claims activity continues at the current level or higher.

      The Accounting Standards Executive Committee (a committee of the American Institute of Certified Public Accountants) has issued a proposed Statement of Position that could set a new standard for accounting for Certain Nontraditional Long-Duration Contracts and for Separate Accounts that, if adopted, could require the Company to establish additional reserves for certain guarantees associated with variable annuity contracts. These reserve adjustments will likely be volatile because they are influenced by the performance of the financial markets. Had the Company followed these proposed standards, on December 31, 2001, no reserves would have been necessary, while on June 30, 2002, approximately $2 million of reserves would have been required. Given recent fluctuations in the financial markets, the reserve required under the proposed standard would have risen to approximately $22 million by September 30, 2002, and then fallen to approximately $9 million by October 31, 2002. For all of the periods mentioned, the assumptions underlying the reserve calculations are the same. The Company anticipates that this volatility will continue in future periods and, if the proposed standard is adopted as currently written, this volatility will affect the Company’s reported results of operations.

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

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     (Loss) Per Share

      The following table sets forth the computation of basic and diluted (loss) per share for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(dollars, as		(dollars, as
		restated)		restated)
Net (loss) available to common shareholders before cumulative effect of a change in accounting principle	$(19,147,017)	$(42,680,474)	$(29,007,385)	$(35,204,500)
Cumulative effect of a change in accounting principle	—	—	—	(3,665,735)

Net (loss) available to common shareholders	$(19,147,017)	$(42,680,474)	$(29,007,385)	$(38,870,235)

Basic:
Weighted average number of common shares outstanding	25,733,141	25,683,328	25,722,016	25,592,914
Net (loss) per share before cumulative effect of a change in accounting principle	$(0.74)	$(1.66)	$(1.13)	$(1.38)
Cumulative effect of a change in accounting principle	$—	$—	$—	$(0.14)

Net (loss) per share	$(0.74)	$(1.66)	$(1.13)	$(1.52)

Diluted:
Weighted average number of common shares outstanding	25,733,141	25,683,328	25,722,016	25,592,914
Net (loss) per share before cumulative effect of a change in accounting principle	$(0.74)	$(1.66)	$(1.13)	$(1.38)
Cumulative effect of a change in accounting principle	$—	$—	$—	$(0.14)

Net (loss) per share	$(0.74)	$(1.66)	$(1.13)	$(1.52)

5.     Business Segments

      During the first quarter of 2002, the Company’s management began to separately track financial results of the Company’s life and annuity operations in segments, as reflected in this report. Each segment is defined by a dominant risk characteristic inherent in all products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk, including minimum guarantees associated with variable annuity products. In addition, as discussed in Note 2 above, certain of the Company’s modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities. The cumulative effect of the application of FAS 133 to the agreements through January 1, 2001 and the change in the fair value of these embedded derivatives are

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the annuity segment. Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in our portfolio and investment income on undeployed invested assets. Operating expenses are allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to the segment. The Company believes that investors will better understand the Company’s profitability, risk profile and capital deployment through this change. There are no intersegment transactions. The following table displays several key measurements for each of our business segments.

Three Months Ended	Life	Annuity
September 30, 2002	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$86,708,167	$18,535,565	$10,386,955	$115,630,687
Benefits and Expenses	96,858,456	36,882,014	1,037,234	134,777,704

Segment (Loss) Income	$(10,150,289)	$(18,346,449)	$9,349,721	$(19,147,017)

Total Assets	$655,417,016	$1,549,867,709	$115,373,735	$2,320,658,460

Three Months Ended	Life	Annuity
September 30, 2001	Reinsurance	Reinsurance	Corporate	Consolidated

(as restated, see Note 2)
Revenues	$65,951,358	$22,025,046	$4,403,338	$92,379,742
Benefits and Expenses	86,375,896	47,410,846	1,273,474	135,060,216

Segment (Loss) Income	$(20,424,538)	$(25,385,800)	$3,129,864	$(42,680,474)

Total Assets	$401,683,367	$1,713,508,054	$218,103,053	$2,333,294,474

Nine Months Ended
September 30, 2002

Revenues	$260,319,388	$66,846,669	$16,090,312	$343,256,369
Benefits and Expenses	256,829,025	112,065,166	3,369,563	372,263,754

Segment Income (Loss)	$3,490,363	$(45,218,497)	$12,720,749	$(29,007,385)

Nine Months Ended
September 30, 2001

(as restated, see Note 2)
Revenues	$179,367,569	$68,325,130	$12,346,608	$260,039,307
Benefits and Expenses	188,280,834	102,659,123	4,303,850	295,243,807

Segment (Loss) Income before cumulative effect of change in accounting principle	(8,913,265)	(34,333,993)	8,042,758	(35,204,500)
Cumulative effect of a change in accounting principle	—	(3,665,735)		(3,665,735)

Segment (Loss) Income	$(8,913,265)	$(37,999,728)	$8,042,758	$(38,870,235)

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

8.     Restricted Stock

      In 2002, the Company adopted a restricted stock incentive compensation program and made two awards to employees. Under the first award to employees, the Company issued 133,500 shares of restricted stock that vest on the third anniversary of the grant date. Under the second award, certain employees of the Company were irrevocably offered an aggregate 267,500 shares of restricted stock, conditioned upon the execution of a retention agreement with the Company. These shares vest in three equal annual installments commencing on the first anniversary of the grant date. The fair value of the restricted stock awards on the date of award and assuming all shares vest was $3,289,000, which is reflected in the Company’s balance sheet as common stock and paid in capital. The fair value of these grants is being amortized on a straight line basis over the three year vesting period. The unamortized balance of the grants is reflected in the balance sheet as restricted stock.

9.     Contingencies

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

      On January 21, 2002, the Company served written notice of arbitration in connection with the Company’s annuity reinsurance contract with Transamerica Occidental Life Insurance Company. In the arbitration, the Company was seeking monetary damages and/or equitable relief from Transamerica based on the Company’s claim that certain actions and/or omissions by Transamerica deprived the Company of the benefit of the reinsurance transaction. On November 8, 2002, the Company announced that its claim against Transamerica

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had been denied by the arbitration panel assigned to the matter. The arbitration panel upheld Transamerica’s position that the Company’s annuity reinsurance contract was a valid and enforceable contract and that Transamerica had acted in a commercially reasonable manner.

      Based on the Company’s projections of its ceding companies’ statutory reserve cessions, in order to satisfy its obligations under its existing reinsurance agreements, the Company will need to post up to approximately $210.0 million of additional collateral by December 31, 2002. The Company will seek to meet or reduce these additional security requirements by negotiating the recapture, retrocession or sale of certain of its reinsurance agreements, accessing its collateral funding facility and/or raising capital. The Company has not been able to successfully raise capital or access its collateral funding facility in recent months given, among other things, the uncompleted restatement of the Company’s financial statements for 2000 and 2001. If the Company is unable to meet the security requirements of its cedents, the Company may be required to cease writing new business and the Company may be in violation of its existing reinsurance contracts and become subject to the remedies set forth therein. The Company’s cedents may also ask that the agreements be recaptured. These recaptures could result in losses, but could also improve the Company’s liquidity and its ability to meet the collateral requirements of its remaining cedents.

      The Company currently has unsecured letters of credit of approximately $49,000,000 outstanding under a letter of credit facility with Citibank. In October 2002, Citibank agreed to extend this unsecured letter of credit facility into next year in exchange for the Company’s agreement to secure, or otherwise eliminate, the letter of credit facility by June 30, 2003.

      As of September 30, 2002, the Company had $45,000,000 of unsecured letters of credit outstanding under a letter of credit facility with Manulife Financial that had been posted as security to allow the Company’s United States operating subsidiary to take credit on its statutory financial statements for reinsurance ceded to the Company’s Bermuda operating company. During October of 2002, Manulife requested that the unsecured letters of credit it had issued on the Company’s behalf be secured. Consequently, in November 2002, the Company’s Bermuda operating subsidiary deposited $15,000,000 with the Company’s United States operating subsidiary as funds withheld. Further, one of the Company’s United States operating subsidiary’s ceding companies has recaptured its contracts, reducing the subsidiary’s collateral needs by an additional $15,000,000. The Company has committed to securing or eliminating the remaining $15,000,000 in letters of credit issued by Manulife under the Company’s letter of credit facility by December 31, 2002. Due to Manulife’s request to secure its letter of credit facility and the Company’s inability thus far to post sufficient security for the Company’s United States operating subsidiary, the Connecticut Insurance Department has requested that all financial transactions, except those related to the normal course of business, between the Company and its United States operating subsidiary be preapproved by the insurance department.

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

      Our reinsurance treaties may provide for recapture rights, permitting the ceding company to reassume all or a portion of the risk ceded to us after an agreed-upon period of time (generally 10 years for our life reinsurance treaties), subject to certain other conditions. Some of our reinsurance treaties allow the ceding company to recapture the ceded risk if we fail to maintain a specified rating or if other financial conditions relating to us are not satisfied. Recapture of business previously ceded does not affect earned premiums paid to us prior to the recapture of such business and may involve the payment to us of a recapture fee. Nevertheless, we may have to liquidate substantial assets in order to return the assets supporting the reserve liabilities. In addition, we would no longer be entitled to receive any investment income from the premiums paid by the policyholders underlying the recaptured business and, consequently, we may have to accelerate the amortiza-

tion of any unamortized deferred acquisition costs associated with the recaptured business, which would reduce our earnings.

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

      Our cedents have over $1.4 billion in assets that are held and managed by or for them under our modified coinsurance and coinsurance funds withheld arrangements. While we do not own these assets, they are used to fund our obligations under our annuity reinsurance contracts. We record a receivable called “Funds withheld at interest” based on the amounts due to us under these contracts and are exposed to the risks associated with the securities the assets supporting the receivable are invested in. Those assets are primarily invested in fixed income securities and, with respect to our largest annuity reinsurance contract, in investment grade convertible bonds. The fixed income securities in which the assets are invested are subject to risks similar to those described above with respect to our own investments. The value of convertible bonds in which these assets are invested is a function of their investment value (determined by comparing their yield with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and their conversion value (their market value if converted into the underlying common stock). The investment value of convertible bonds is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline, and by the credit standing of the issuer and other factors. The conversion value of convertible bonds is determined by the market price of the underlying common stock. If the conversion price is above the market value of the underlying common stock, the price of the convertible bonds is governed principally by their investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible bonds will be increasingly influenced by their conversion value. Consequently, the value of convertible bonds may be influenced by changes in the equity markets.

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

Business Written

      The following table sets forth selected information for the indicated periods concerning our insurance operations:

Policy Revenues, Insurance in Force and Annuity Reinsurance Deposits

	Nine Months Ended	Twelve Months Ended December 31,
	September 30,
	2002	2001	2000	1999

Policy revenues
Life reinsurance
First year	$71,463,760	$94,746,734	$55,047,163	$72,268,437
Renewal	175,435,259	141,607,931	96,151,918	28,566,570
Annuity reinsurance	8,108,016	15,438,572	17,204,941	—

Total	$255,007,035	$251,793,237	$168,404,022	$100,835,007

Insurance in force at end of period (in thousands)	$150,948,700	$117,400,000	$77,019,000	$45,407,000

Annuity reinsurance deposits	$1,464,667,709	$1,519,596,075	$1,597,928,818	$1,603,382,955

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

      Certain policies reinsured by us guarantee the policyholder a crediting rate beyond the initial policy year, including those policies covered by our annuity reinsurance contract with The Ohio National Life Insurance Company. In addition to the lifetime minimum guaranteed interest rate required under state law, the Ohio

National policies reinsured by us guarantee a crediting rate to the policyholders for six years. During that six year period, each year’s crediting rate is guaranteed to exceed the prior year’s actual crediting rate by 0.15%. For the nine months ended September 30, 2002 and the fiscal year ended December 31, 2001, the average crediting rate of the policies underlying the Ohio National contract was 5.3% and 5.6%, respectively. The average yield rate on the assets managed by Ohio National that are funding these policyholder obligations for the nine month period ended September 30, 2002 and the fiscal year ended December 31, 2001 was 7.36% and 7.91%, respectively. The Ohio National reinsurance contract is our second largest annuity reinsurance contract and represented approximately 25% and 15% of our Funds withheld receivable as of September 30, 2002 and December 31, 2001, respectively.

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

      If we conclude that we are exposed to these minimum interest guarantees under a reinsurance contract, we then estimate the expected minimum interest guarantee payments that we may be required to make by projecting the anticipated future investment performance of the assets supporting the policyholder accounts and by applying projected surrender, annuitization and mortality assumptions to the exposed amounts. Because we assume that the investment performance of the underlying assets will exceed the minimum guaranteed interest rate on the underlying annuity policies over their life, we anticipate that any minimum interest guarantee exposure we have will decrease over time. The amount of expected minimum interest guarantee payments is therefore dependent upon our estimate of the number of policyholders that will die, annuitize or surrender their policy prior to the value of the underlying assets increasing to a level where it equals or exceeds the policyholders’ minimum guarantee amounts. Our minimum interest guarantee exposure can increase during any period in which the actual investment performance of the underlying assets less expenses lags the minimum guaranteed interest rate.

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

      We have entered into two large contracts reinsuring guaranteed minimum death benefits. As of September 30, 2002, the guaranteed minimum death benefit amount at risk (i.e., the amount by which guaranteed death benefits exceed related account values) under our largest such contract was approximately $1.2 billion. Also as of September 30, 2002, the guaranteed minimum death benefit amount at risk under the other such contract was between $37 million and $175 million, depending on the resolution of a dispute between our ceding company under the contract and one of the primary carriers from which it had assumed risk. These amounts are an aggregate measure of our exposure to guaranteed minimum death benefits assuming 100% mortality experience at September 30, 2002. Our expected liability for future guaranteed minimum death benefit payments, based on our mortality assumptions, is substantially less. Because the premium paid to the ceding company under our largest such reinsurance agreement, and to us under that reinsurance agreement, is derived from asset-based charges levied against the account value, there may be circumstances during periods of reduced performance in the financial markets when we could be under compensated for reinsuring the guaranteed minimum death benefit. Under our largest such reinsurance agreement, we are subject to additional risks beyond those described above when the underlying policies are partially surrendered. Unlike the policies underlying the other such reinsurance contract, the policies underlying our largest such agreement provide that the guaranteed minimum death benefit is not proportionally reduced when a policyholder withdraws some, but not all, of the policy value (a partial surrender), but rather is reduced on a dollar for dollar basis. As a result, partial surrenders of those underlying policies do not reduce the guaranteed minimum death benefits we are obligated to pay by the same proportion by which the premiums supporting the guaranteed minimum death benefit obligations are reduced. However, under that same reinsurance agreement, the maximum amount of guaranteed minimum death benefit payments we would have to make in a calendar year would be limited to no more than 2% of the aggregate account values of all of the underlying policyholders in that calendar year. Any partial surrenders of the underlying policies will reduce the aggregate account value and may lower the amount of payments we could be required to make. The account values would, however, have to decline substantially for the 2% cap to have any meaningful effect.

      Policies with the enhanced earnings benefit provide that if a policyholder dies prior to the maturity date of his or her policy, the issuer of the policy will pay the policyholder’s beneficiary the death benefit otherwise payable under the policy plus an additional amount generally equal to 25% to 40% of the actual increase in the policyholder’s account value. The enhanced earnings benefit is designed to increase the total payments to the policyholder with an amount sufficient to pay income taxes on the increase in the account value. Our net amount at risk under our largest reinsurance contract reinsuring this benefit is less than $250,000.

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

Operating Results

      Net (Loss). For the three month period ended September 30, 2002, we had a net loss of $(19,147,000) or $(0.74) per basic and fully diluted common share, as compared to a net loss of $(42,680,000) or $(1.66) per basic and fully diluted common share for the three month period ended September 30, 2001. For the nine month period ended September 30, 2002, we had a net loss of $(29,007,000) or $(1.13) per basic and fully diluted common share, as compared to a net loss of $(38,870,000) or $(1.52) per basic and fully diluted common share for the nine month period ended September 30, 2001. The following table summarizes some of the more significant items affecting net income:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Cumulative effect of a change in accounting principle(1)	$—	$—	$—	$(3,665,735)
Net change in fair value of embedded derivative(1)	(13,277,823)	(5,265,396)	(18,254,530)	(3,567,342)
Change in amortization of deferred acquisition costs related to embedded derivatives(1)	5,790,244	269,009	7,292,964	1,410,724
Transamerica contract deferred acquisition cost write downs(1)	—	(19,157,798)	(24,796,000)	(34,538,991)
Variable annuity minimum guarantee reserve strengthening	(7,760,000)	—	(7,760,000)	—
Variable annuity minimum guarantee payments in excess of premiums	(3,117,100)	1,364,121	(2,171,700)	3,735,923
World Trade Center	—	(12,000,000)	—	(12,000,000)
Net realized investment gains	9,297,351	1,078,933	10,813,315	1,425,183
Unrealized loss on interest rate swap	(2,005,000)	—	(2,005,000)	—

Total of significant items	$(11,072,328)	$(33,711,131)	$(36,880,950)	$(47,200,238)

(1)	Certain of these numbers have been restated. See Note 2 to our Unaudited Consolidated Financial Statements.

      The cumulative effect of a change in accounting principle reflected in the nine month period ended September 30, 2001 is the result of our implementation of FAS 133 — Accounting for Derivative Instruments and Hedging Activities as of the first quarter of 2001. Under FAS 133, we are required to carry the fair value of the embedded derivatives contained in certain of our annuity reinsurance contracts on our balance sheet, and unrealized changes in the fair value of those embedded derivatives are reflected in our net income. The change in fair value of the embedded derivatives is influenced by changes in credit risk, yield curve shifts, changes in expected future cash flows under the annuity reinsurance contracts and, to a lesser extent, interest rate changes. The change in fair value also impacts the emergence of expected gross profits under the contracts for purposes of amortizing deferred acquisition costs. During the three and nine month periods ended September 30, 2002, the fair value of the embedded derivatives declined significantly because of credit spreads widening in the sectors in which the underlying investments are held, particularly in the telecommunications and energy sectors. The unrealized losses on the fair value of the embedded derivatives in each of the three and nine month periods ended September 30, 2001 and 2002 resulted in lower amortization of deferred acquisition costs in those periods.

      Our net income is significantly affected by our annuity reinsurance contract with Transamerica, which is our largest annuity reinsurance contract and represents approximately $769 million, or 54%, of our Funds withheld at interest receivable as of September 30, 2002. The significant losses associated with the Transamerica contract during the nine months ended September 30, 2002 were the result of a write down of deferred acquisition costs associated with the contract, as well as minimum interest guarantee payments made under the contract. The $24,796,000 write down of deferred acquisition costs associated with the Transamerica Contract in the second quarter of 2002 was the result of the continued poor performance of the financial markets during the first half of 2002, which caused us to reassess the assumptions we used in estimating the impact expected future minimum interest guarantee payments would have on the profits arising from this contract. We recorded similar write downs of our deferred acquisition cost asset of $34,500,000 during the nine month period ended September 30, 2001, $19,158,000 of which was recorded in the three month period ended September 30, 2001. A significant portion of the charges recorded in 2001 related to the high surrender rates on the polices underlying the contract, which caused us to review the recoverability of the deferred acquisition costs associated with this contract, and to expected minimum interest guarantee payments. Minimum interest guarantee payments under the contract for the three and nine month periods ended September 30, 2002 were approximately $9,070,000 and $22,422,000, respectively, as compared with minimum interest guarantee payments of $4,400,000 and $9,300,000, respectively, for the three and nine month periods ended September 30, 2001.

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

      Net Premiums. Net premium revenue for the three and nine month periods ended September 30, 2002 was $84,934,000 and $255,007,000, respectively, as compared to $66,814,000 and $181,956,000 for the three and nine month periods ended September 30, 2001. Substantially all the premium revenue was derived from traditional ordinary life reinsurance. The growth in premium revenue reflects the level of new business written and the increase in the face amount of insurance in force. We expect premium growth to slow following the ratings downgrade by A.M. Best, Standard & Poor’s, and Fitch Ratings. At September 30, 2002, the total face amount of life insurance in force was $151 billion compared with approximately $104 billion at September 30, 2001, a 45% increase. New business writings and premium levels are significantly influenced by the seasonal nature of the life reinsurance marketplace and by large transactions and therefore may fluctuate from period to period.

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

      Income earned on Funds Withheld for the three and nine month periods ended September 30, 2002 was $25,282,000 and $63,004,000, respectively, as compared to $19,440,000 and $52,054,000, respectively, for the comparable prior periods of 2001. The increases in investment income on our Funds withheld are primarily due to the growth of our Ohio National reinsurance contract. The average annualized yield rate earned on Funds withheld was approximately 5.90% for the nine months ended September 30, 2002, compared with 4.34% for the nine months ended September 30, 2001. For purposes of calculating the average annualized yield rate earned on our Funds withheld, which are held and managed by our ceding companies, we include net realized capital gains and losses as reported to us by our ceding companies in accordance with statutory accounting principles. The increase in yield on our Funds withheld is primarily due to the increasing size of the asset base underlying our contract with Ohio National relative to the shrinking size of the asset base underlying our contract with Transamerica.

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

      Claims and Policy Benefits. Claims and policy benefits for the three month periods ended September 30, 2002 and 2001 were $91,382,000 and $74,874,000, or 108% and 112%, respectively, of net premium. For the nine month periods ended September 30, 2002 and 2001, claims and policy benefits were $224,641,000 and $161,700,000, or 88% and 89% of net premium, respectively. During the three months ended September 30, 2002, we experienced an increase in the level of claims reported to us relative to the level of premiums reported to us and strengthened our reserves for guaranteed minimum death benefits by $7,760,000. In addition, we incurred additional costs in connection with Lincoln National’s recapture of business it had previously ceded to us, effective August 1, 2002. We are currently in arbitration on another life reinsurance contract that has generated mortality experience beyond our pricing parameters, and is producing losses. If we are unable to rescind, recapture, reprice, or otherwise restructure this agreement, we may incur additional losses in future periods. Although we expect mortality to be fairly constant over long periods of time, it will fluctuate from period to period. For example, the three and nine months ended September 30, 2001 were adversely impacted by the World Trade Center tragedy. Reserves for future policy benefits are determined by claims reported from ceding companies, our aggregate experience, seasonal claim patterns and overall mortality trends.

      Interest Credited to Interest Sensitive Products. Interest credited to Interest sensitive products, which are liabilities we assume under certain annuity reinsurance agreements, for the three and nine month periods ended September 30, 2002 was $18,345,000 and $57,216,000, respectively, as compared with $14,401,000 and $30,490,000 for the comparable prior periods in 2001. Also included in Interest credited to interest sensitive products for the three and nine month periods ended September 30, 2002 are minimum interest guarantee payments of approximately $9,070,000 and $22,422,000, respectively, as compared to minimum interest guarantee payments of $4,400,000 and $9,300,000 for the comparable prior periods in 2001. The increases in the three and nine month periods ended September 30, 2002 were primarily caused by the aforementioned minimum guarantee payments and by growth in the policyholder liability arising in connection with our reinsurance agreement with Ohio National, partially offset by a decrease in the size of our liability under our reinsurance agreement with Transamerica due to surrenders.

      Policy Acquisition and Other Insurance Expenses. Policy acquisition and other insurance expenses, consisting primarily of allowances and amortization of deferred policy acquisition costs, for the three and nine month periods ended September 30, 2002 were $17,492,000 and $73,700,000, respectively, and $43,306,000 and $95,221,000 for the comparable prior periods in 2001. The nine months ended September 30, 2002 included the write down of $24,796,000 of deferred acquisition costs associated with our annuity reinsurance contract with Transamerica in the second quarter of 2002 due to the impact of expected minimum interest guarantee payments on our expected gross profits on the contract. Similarly, the nine month period ended September 30, 2001 included a write down of $34,500,000 of deferred acquisition costs associated with the same contract due to exposure to minimum interest guarantee payments and higher than expected surrender rates on the underlying policies.

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

Segment Results

      During the first quarter of 2002, we began to separately track financial results of our life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in all products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk. In addition, as discussed in Note 2 to the financial statements included in this report, certain of our modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities. The cumulative effect of the application of FAS 133 through January 1, 2001 and the change in the fair value of these embedded derivatives since that date are included in the annuity segment. Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in our portfolio and investment income on undeployed invested assets. Operating expenses are allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to the segment. We believe that investors will better understand our profitability, risk profile and capital deployment through this change.

      Life Segment. Our life segment is our largest segment as measured by profitability. Our life segment income (loss) for the three and nine month periods ended September 30, 2002 was $(10,150,000) and

$3,490,000, compared with a loss of $(20,425,000) and $(8,913,000) for the comparable prior periods of 2001. The following table summarizes some of the significant items affecting life segment income:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

World Trade Center	$—	$(12,000,000)	$—	$(12,000,000)
Unrealized loss on interest rate swap	(2,005,000)	—	(2,005,000)	—

Total of significant items	$(2,005,000)	$(12,000,000)	$(2,005,000)	$(12,000,000)

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

      Segment revenues grew 31% to $86,708,000 from $65,951,000 in the three months ended September 30, 2002 compared to the comparable period of 2001, and 45% to $260,319,000 from $179,367,000 for the nine months ended September 30, 2002 compared to the comparable period of 2001. Our revenue growth was primarily related to a 42% growth in life premium to $246,899,000 during the nine months ended September 30, 2002, as compared to $174,236,000 during the nine months ended September 30, 2001, reflecting an increase of life reinsurance in force from $117 billion at December 31, 2001 to $151 billion at September 30, 2002. For both the three and nine month periods ended September 30, 2002, the balance of the growth in revenue was derived from investment income earned on the reinvestment of funds deposited with us by a third party reinsurer that we use to fund collateral requirements of our clients. However, diminishing investment returns due to the recent poor performance of the financial markets and our inability to access additional funds under our collateral funding facility due to, among other things, the uncompleted restatement of our financial statements, have caused life segment revenue growth to slow during the quarter ended September 30, 2002, and may adversely affect life segment revenue in the future. In addition, we have significant obligations coming due in the next several weeks and months that will require us to use most or all of any capital raised to satisfy these existing obligations rather than to collateralize new business.

      Segment policy benefits and expenses for the three months ended September 30, 2002 increased 12% to $96,858,000 from $86,376,000 in the comparable prior period of 2001, and 36% for the nine months ended September 30, 2002 to $256,829,000 from $188,281,000 for the comparable prior period of 2001. Both increases reflect the increase in premium volume and face amount of insurance in force. Segment benefits and expenses for the three and nine month periods ended September 30, 2002 include collateral costs of

$3,732,000 and $6,080,000 associated with our collateral funding facility that were not present for the comparable periods in 2001. Overall expenses and benefits for the three and nine month periods ending September 30, 2002, excluding the impact of Lincoln National and the other life reinsurance contract that is currently in arbitration, were slightly higher than our expectations. A greater frequency or average higher size of death claims than we expected can cause us to pay greater death benefits, adversely affecting the profitability of our life reinsurance contracts. Even if total death benefits paid over the life of our life reinsurance contracts do not exceed the expected amount, unexpected timing of deaths can cause us to pay more death benefits in a given time period than expected, adversely impacting profitability in that period, as happened this quarter.

      For the nine months ended September 30, 2002 the life segment return on equity was 2.5% with a return on revenue of 1.3%.

      Annuity Segment. Our annuity segment contains the majority of our assets. While we would expect it be a small contributor to our net income, it contains significant volatility from two sources. First, under FAS 133 — Accounting for Derivative Instruments and Hedging Activities we must value embedded derivatives in certain of our annuity reinsurance agreements. This unrealized change in the value of the derivative is reported in our income statement each quarter. The change in the value of the derivative can be large, and is driven by financial market conditions, most notably credit risk related changes. Second, our Transamerica annuity reinsurance contract has exhibited volatility due to write downs of our deferred acquisition cost balance which are based upon management’s estimates of future investment performance and lapse experience. In 2001, we determined that our Transamerica annuity contract was in a loss position, and wrote down approximately $46,115,000 of deferred acquisition costs. We also purchased $10.0 million of reinsurance from a subsidiary of XL Capital, a related party, for a premium of $1.5 million, to provide an additional layer of protection against minimum interest guarantee payments under the Transamerica contract. During the second quarter of 2002, we wrote down an additional $24,796,000 of deferred acquisition costs based on revised estimates of expected gross profits on this contract. Our expected gross profits were reduced due to poor investment performance which triggered minimum interest guarantee payments for surrendered policies under the contract. In estimating the $46,115,000 and $24,796,000 write downs, we were required to make estimates, including estimates of future lapse rates on the underlying business and future investment income on the assets supporting this business, each of which impact our estimates of future minimum interest guarantee payments. Our annuity reinsurance contract with Transamerica is not expected to generate net income going forward. There can be no assurance that our estimates will prove to be accurate, and if they do not, we may be required to recognize additional losses.

      Our annuity segment loss for the three and nine month periods ended September 30, 2002 was $(18,346,000) and $(45,218,000), respectively, compared with a loss of $(25,386,000) and $(38,000,000) for the comparable prior periods of 2001. The following table summarizes the significant items affecting annuity segment income:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Cumulative effect of a change in accounting principle(1)	$—	$—	$—	$(3,665,735)
Net change in fair value of embedded derivatives(1)	(13,277,823)	(5,265,396)	(18,254,530)	(3,567,342)
Change in amortization of deferred acquisition costs related to embedded derivatives(1)	5,790,244	269,009	7,292,964	1,410,724
Transamerica contract deferred acquisition cost write downs(1)	—	(19,157,798)	(24,796,000)	(34,538,991)
Variable annuity minimum guarantee reserve strengthening	(7,760,000)	—	(7,760,000)	—
Variable annuity minimum guarantee payments in excess of premiums	(3,117,100)	1,364,121	(2,171,700)	3,735,923

Total of significant items	$(18,364,679)	$(22,790,064)	$(45,689,266)	$(36,625,421)

(1)	Certain of these numbers have been restated. See Note 2 to our Unaudited Consolidated Financial Statements.

      The cumulative effect of a change in accounting principle reflected in the nine month period ended September 30, 2001 is the result of our implementation of FAS 133 — Accounting for Derivative Instruments and Hedging Activities as of the first quarter of 2001. Under FAS 133, we are required to carry the fair value of the embedded derivatives contained in certain of our annuity reinsurance contracts on our Balance Sheet, and unrealized changes in the fair value of those embedded derivatives are reflected in our net income. The change in fair value of the embedded derivatives is influenced by changes in credit risk, yield curve shifts, changes in expected future cash flows under the annuity reinsurance contracts and, to a lesser extent, interest rate changes. The change in fair value also impacts the emergence of expected gross profits under the contracts for purposes of amortizing deferred acquisition costs. During the three and nine month periods ended September 30, 2002, the fair value of the embedded derivatives declined significantly because of credit spreads widening in the sectors in which the underlying investments are held, particularly in the telecommunications and energy sectors. The unrealized losses on the fair value of the embedded derivatives in each of the three and nine month periods ended September 30, 2001 and 2002 resulted in lower amortization of deferred acquisition costs in those periods.

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

      Total segment revenue for the three months ended September 30, 2002 declined 16% to $18,536,000, as compared to $22,025,000 for the three months ended September 30, 2001. Revenue for the nine months ended September 30, 2002 declined 2% to $66,847,000 from $68,325,000 for the nine months ended September 30, 2001. These declines are primarily related to the previously mentioned increases in embedded derivative losses, offset by increased investment income on our annuity reinsurance contract with Ohio National.

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

      Expenses declined 19% to $1,037,000 for the three months ended September 30, 2002 compared to $1,273,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002 expenses declined 22% to $3,370,000 from $4,304,000 for the nine months ended September 30, 2001. Both declines were driven by the deployment of stockholders’ equity to the life segment and, consequently, a greater allocation of overhead expenses to that segment.

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

      At September 30, 2002, our invested assets, including cash and cash equivalents, had an aggregate fair value of $475,213,000, including unrealized gains of approximately $16,092,000, as compared with an aggregate fair value of $423,780,000, including unrealized gains of $6,418,000 at December 31, 2001. A significant portion of our invested assets are posted as collateral to secure our obligations under reinsurance agreements and letter of credit facilities and are invested predominately in high quality U.S. government and U.S. corporate fixed income securities with low to moderate durations. At September 30, 2002, our portfolio was comprised of fixed income securities with a weighted average credit quality rating of “AA” and a weighted average duration of 3.7 years, as compared with a weighted average credit quality rating of “AA+” and a weighted average duration of 4.2 years at December 31, 2001.

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

      At September 30, 2002, $1,437,000 at fair value, or 0.40%, of our fixed income securities (0.38% of Stockholders Equity), consisted of below investment grade securities, as compared with $3,749,000 at fair value, or 1.2% of our fixed income securities (0.9% of Stockholder’s Equity) at December 31, 2001. The fair value of such investments may vary depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer. As noted above, our investment guidelines prohibit the purchase of below investment grade securities, as these investments are subject to a higher degree of credit risk than investment grade securities. We monitor the creditworthiness of the portfolio as a whole and when the fair market value of a security declines for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its net realizable value. At September 30, 2002, there was one impaired security in our portfolio, which was written down by $900,000 to a fair value of approximately $270,000.

      At September 30, 2002, mortgage backed securities represented approximately 12.4% of our invested assets, including cash and cash equivalents, as compared with approximately 11% of our invested assets, including cash and cash equivalents, at December 31, 2001. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage backed securities include collateralized mortgage obligations (“CMO’s”) and mortgage backed pass-through securities.

Mortgage backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in agency mortgage backed securities. Our mortgage backed securities portfolio had a weighted average investment quality rating of “AAA” at both September 30, 2002 and December 31, 2001.

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

Investment Results

		Twelve Months Ended December 31,
	Nine Months Ended
	September 30, 2002	2001	2000	1999

		(dollars in thousands)
Total invested assets, including cash and equivalents(1)	$475,213	$423,780	$321,819	$304,060
Investment income, net of related expenses	$19,080	$20,165	$20,126	$20,483
Effective yield rate(2)	5.28%	5.74%	6.85%	6.29%
Realized investment gains (losses)	$10,813	$1,230	$(4,817)	$(1,285)

(1)	Fair value at end of the indicated period.

(2)	The effective yield rate equals (i) net investment income divided by (ii) the average of total adjusted invested assets (fixed maturities at amortized cost, including assets on deposit with reinsurers) at the end of each calendar quarter included in the indicated period.

     Funds Withheld at Interest

      At September 30, 2002, our Funds withheld receivable was $1,415,120,000, compared to $1,489,689,000 at December 31, 2001. When a ceding company enters into an annuity reinsurance contract structured as a modified coinsurance or coinsurance funds withheld arrangement with us, a portion of the ceding company’s liability to the policyholders or, in the case of a retrocessional arrangement, the primary insurer, is ceded to us. Our arrangements are generally on a quota share basis, so the portion that is ceded to us in a fixed percentage of the liabilities arising from the underlying policies. Our share of the ceding company’s liability is included on our Balance Sheet as “Interest sensitive contracts liabilities.” However, unlike other reinsurance arrangements in which we receive cash or investments as consideration for assuming a portion of the ceding company’s liability, under these types of arrangements, we establish a receivable called “Funds withheld at interest” that is equal to our fixed portion of the statutory reserves carried by the ceding company. We are then allocated our share of the investment income and realized capital gains and losses that arise from the securities in the investment portfolio underlying the statutory reserve.

      We currently have annuity reinsurance contracts with six ceding companies. At September 30, 2002, the premiums held and managed by our ceding companies were invested in convertible bonds and fixed income securities having a weighted average credit quality of “A” and a weighted average duration of 5.0 years. Also at September 30, 2002, approximately 4.0% of the premiums held and managed by our ceding companies were invested in below investment grade securities. At December 31, 2001, these assets had a weighted average credit quality of “A” and a weighted average duration of 5.0 years. In addition, approximately 4.0% of these assets were invested in below investment grade securities on that date.

      The average annualized yield rate earned on our Funds withheld receivable was approximately 5.90% for the nine months ended September 30, 2002, compared to 4.59% for the year ended December 31, 2001. At September 30, 2002, approximately 54% and 25% of our Funds withheld at interest asset represented receivables from Transamerica and Ohio National, respectively, compared with 65% and 15%, respectively, at December 31, 2001. The average annualized yield rates earned on the assets funding our annuity obligations to Transamerica and Ohio National were approximately 5.30% and 7.36%, respectively, for the nine months ended September 30, 2002, compared with 3.94% and 7.91%, respectively, for the year ended December 31, 2001. For purposes of calculating the average annualized yield rate earned on assets held and managed by our ceding companies, including Transamerica and Ohio National, we include net realized capital gains and losses as reported to us by our ceding companies in accordance with statutory accounting principles.

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

      According to data provided to us by Transamerica, at September 30, 2002 the assets held by IL Annuity and managed by AmerUS Capital were comprised of:

Type of Security	Book Value	Market Value	% of Total

Convertible bonds	$558,874,974	$512,621,786	67.2%
Investment grade U.S. corporate bonds	190,248,157	200,218,580	26.2%
Below investment grade U.S. corporate bonds	41,097,061	36,312,346	4.8%
Short term securities	13,897,670	13,897,670	1.8%

Total invested assets	$804,117,862	$763,050,382	100.0%

Accrued investment income		6,473,818

Total market value, including accrued investment income		$769,524,200

      According to data provided to us by Transamerica, at September 30, 2002 the credit ratings of the assets (excluding accrued investment income) held by IL Annuity and managed by AmerUS Capital were approximately:

Ratings(1)	Book Value	Market Value	% of Total

AAA	$101,531,499	$105,221,951	13.8%
AA	86,022,763	84,112,943	11.0%
A	189,407,112	186,251,135	24.4%
BBB	386,009,827	351,142,087	46.0%
BB and below	41,146,661	36,322,266	4.8%

Total invested assets	$804,117,862	$763,050,382	100.0%

Accrued investment income		6,473,818

Total market value, including accrued investment income		$769,524,200

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on equivalent rating assigned by the National Association of Insurance Commissioners.

      According to data provided to us by Transamerica, at September 30, 2002 the maturity distribution of the assets (excluding accrued investment income) held by IL Annuity and managed by AmerUS Capital was approximately:

Maturity	Book Value	Market Value	% of Total

Within one year	$39,271,587	$39,342,099	5.2%
From one to five years	232,002,606	230,785,613	30.2%
From six to ten years	195,625,045	190,359,956	24.9%
More than ten years	337,218,624	302,562,714	39.7%

Total all years	$804,117,862	$763,050,382	100.0%

      At September 30, 2002, the assets underlying the Ohio National contract had an average credit quality of “A-” and an average duration of approximately 6.0 years, compared with an average credit quality of “A-” and an average duration of approximately 5.8 years at December 31, 2001.

      According to data provided to us by Ohio National, at September 30, 2002, the assets held and managed by Ohio National were comprised of:

Type of Security	Book Value	Market Value	% of Total

Corporate bonds	$232,050,898	$245,665,319	67.5%
Asset backed securities	75,618,810	80,973,838	22.2%
Mortgage backed securities	27,130,548	29,415,851	8.1%
Government bonds	7,243,849	7,951,062	2.2%

Total invested assets	$342,044,105	$366,006,070	100.0%

Accrued investment income		4,674,586

Total market value, including accrued investment income		$368,680,656

      At September 30, 2002 the credit ratings of the assets (excluding accrued investment income) held and managed by Ohio National were approximately:

Ratings(1)	Book Value	Market Value	% of Total

AAA	$45,062,847	$47,418,937	13.0%
AA	26,470,559	28,768,680	7.9%
A	122,424,148	135,247,823	37.2%
BBB	133,900,776	141,691,439	38.9%
Below BBB	14,185,775	10,879,191	3.0%

Total invested assets	$342,044,105	$364,006,070	100.0%

Accrued investment income		4,674,586

Total market value, including accrued investment income		$368,680,656

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on equivalent rating assigned by the National Association of Insurance Commissioners.

      According to data provided to us by Ohio National, at September 30, 2002 the maturity distribution of the assets (excluding accrued investment income) held and managed by Ohio National was approximately:

Maturity	Book Value	Market Value	% of Total

Within one year	$2,930,515	$2,930,515	0.8%
From one to five years	14,916,040	12,147,255	3.3%
From six to ten years	162,185,526	172,431,596	47.4%
More than ten years	162,012,024	176,496,704	48.5%

Total all years	$342,044,105	$364,006,070	100.0%

      Our remaining four annuity reinsurance contracts guarantee crediting rates that vary in amount and duration. At September 30, 2002, the assets funding the policyholder obligations under these contracts had an average credit quality of “A-” and an average duration of approximately 7.1 years compared to an average credit quality of “A” and an average duration of approximately 6.9 years at December 31, 2001.

      According to information provided by the ceding companies under these four annuity reinsurance contracts, at September 30, 2002 the assets held and managed by those ceding companies were comprised of:

Type of Security	Book Value	Market Value	% of Total

Canadian provincial bonds	$90,364,234	$95,318,003	30.0%
Investment grade US corporate bonds	85,237,284	88,990,403	28.0%
Investment grade UK corporate bonds	82,713,018	82,713,018	26.1%
Investment grade Canadian corporate bonds	24,034,560	24,767,271	7.8%
All other securities	26,529,494	25,651,668	8.1%

Total invested assets	$308,878,590	$317,440,363	100.0%

Accrued investment income		6,806,127

Total market value, including accrued investment income		$324,246,490

      According to information provided by the ceding companies under these four annuity reinsurance contracts, at September 30, 2002 the credit ratings of the assets (excluding accrued investment income) held and managed by those ceding companies were approximately:

Ratings(1)	Book Value	Market Value	% of Total

AAA	$47,725,488	$48,285,677	15.2%
AA	29,971,717	30,760,155	9.7%
A	166,986,792	174,887,133	55.1%
BBB	56,514,218	57,947,273	18.3%
BB and below	7,680,375	5,560,125	1.7%

Total invested assets	$308,878,590	$317,440,363	100.0%

Accrued investment income		6,806,127

Total market value, including accrued investment income		$324,246,490

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on equivalent rating assigned by the National Association of Insurance Commissioners.

      According to information provided by the ceding companies under these four annuity reinsurance contracts, at September 30, 2002 the maturity distribution of the assets (excluding accrued investment income) held and managed by those ceding companies was approximately:

Maturity	Book Value	Market Value	% of Total

Within one year	$16,101,151	$16,337,330	5.1%
From one to five years	71,589,567	74,101,141	23.3%
From six to ten years	71,928,287	72,720,906	22.9%
More than ten years	149,259,585	154,280,686	48.7%

Total all years	$308,878,590	$317,440,363	100.0%

     Liquidity and Capital Resources

      Our liquidity and capital resources are a measure of our overall financial strength and our ability to generate cash flows from our operations to meet our operating and growth needs. Our principal sources of funds are premiums received, net investment income, proceeds from investments called, redeemed or sold and cash and short term investments. The principal obligations and uses of the funds are the payment of policy benefits, acquisition and operating expenses and the purchase of investments. In addition, as a Bermuda reinsurer we are required to post collateral for the statutory reserves ceded to us by U.S. based insurers and reinsurers. Under the terms of our reinsurance agreements we are required to provide letters of credit or fund trust accounts with liquid assets to satisfy these collateral requirements. At both September 30, 2002 and December 31, 2001, letters of credit totaling $197 million had been issued by our bankers in favor of certain ceding insurance companies to provide security and meet regulatory requirements. At September 30, 2002 and December 31, 2001 letters of credit totaling $107 million and $101 million, respectively, were fully collateralized by our investments. At September 30, 2002 and December 31, 2001, investments of $310 million and $272 million, respectively, were held in trust for the benefit of certain ceding insurance companies to provide security and to meet regulatory requirements. For the nine months ended September 30, 2002, we generated $27,726,000 from our operating activities, substantially all of which has been posted as collateral to our cedents.

      Based on our projections of our ceding companies’ statutory reserve cessions, in order to satisfy our obligations under our existing reinsurance agreements, we will need to post up to approximately $210.0 million of additional collateral by December 31, 2002. We will seek to meet or reduce these additional security requirements by negotiating the recapture, retrocession or sale of certain of our reinsurance agreements, accessing our collateral funding facility and/or by raising capital. We have not been able to successfully raise capital or access our collateral funding facility in recent months given, among other things, the uncompleted restatement of our financial statements for 2000 and 2001. If we are unable to meet the security requirements of our cedents, we may be required to cease writing new business and we may be in violation of our existing reinsurance contracts and become subject to the remedies set forth therein. Our cedents may also ask that the agreements be recaptured. These recaptures could result in losses, but could also improve our liquidity and our ability to meet the collateral requirements of our remaining cedents.

      We currently have unsecured letters of credit of approximately $49,000,000 outstanding under a letter of credit facility with Citibank. In October 2002, Citibank agreed to extend this unsecured letter of credit facility into next year in exchange for our agreement to secure, or otherwise eliminate, the letter of credit facility by June 30, 2003.

      As of September 30, 2002, we had $45,000,000 of unsecured letters of credit outstanding under a letter of credit facility with Manulife Financial that had been posted as security to allow our United States operating subsidiary to take credit on its statutory financial statements for reinsurance ceded to our Bermuda operating company. During October 2002, Manulife requested that the unsecured letters of credit it had issued on our behalf be secured. Consequently, in November 2002, our Bermuda operating subsidiary deposited $15,000,000 with our United States operating subsidiary as funds withheld. Further, one of our United States operating subsidiary’s ceding companies has recaptured its contracts, reducing our subsidiary’s collateral needs by an additional $15,000,000. We have committed to securing or eliminating the remaining $15,000,000 in letters of credit issued by Manulife under our letter of credit facility by December 31, 2002. Due to Manulife’s request to secure its letter of credit facility and our inability thus far to post sufficient security for our United States operating subsidiary, the Connecticut Insurance Department has requested that all financial transactions, except those related to the normal course of business, between us and our United States operating subsidiary be preapproved by the insurance department.

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

      On March 1, 2002 we filed a shelf registration statement on Form S-3 to register under the Securities Act of 1933 $200,000,000 of senior debt to be sold in one or more transactions on a delayed basis. We do not currently expect to issue any of this debt in the near future, as the registration statement is not effective, and therefore, we may not issue any debt under it.

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

      On October 30, 2002, our Board of Directors declared a quarterly dividend of $.05 per share payable on November 28, 2002 to shareholders of record on November 15, 2002. The continued payment of dividends is dependent on the ability of our operating subsidiaries to achieve satisfactory underwriting and investment results, generate free cash flow and other factors determined to be relevant by our Board of Directors.

Forward-Looking and Cautionary Statements

      The Company and its representatives may from time to time make written or oral forward-looking statements, including those contained in the foregoing Management’s Discussion and Analysis. In order to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying certain important factors which could cause the Company’s actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of the Company. The factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the Company’s ability to attract and retain clients; a decline in the Company’s financial ratings; the Company’s ability to underwrite business; the Company’s ability to raise sufficient capital to meet the collateral requirements associated with its current business and to fund the Company’s continuing operations; changes in market conditions, including changes in interest rate levels; the ability of the Company’s cedents to manage successfully assets they hold on the Company’s behalf; unanticipated withdrawal or surrender activity; changes in mortality, morbidity and claims experience; the Company’s success in managing its investments; the competitive environment; the impact of recent and possible future terrorist attacks and the U.S. government’s response thereto; the loss of a key executive; regulatory changes (such as changes in U.S. tax law and insurance regulation which directly affect the competitive environment for the Company’s products); and a prolonged economic downturn. Further information about these and other factors may be found in our Current Report on Form 8-K filed on November 19, 2002, as well as our other filings with the Securities and Exchange Commission. The Company cautions that the foregoing list of important factors is not intended to be, and is not, exhaustive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Item 4.     Controls and Procedures

      In September 2002, following the resignation of the Company’s Chief Executive Officer, the Company established a Transition Committee to oversee, on an interim basis, the management and operations of the Company pending his permanent replacement. The Transition Committee and the Company’s Chief Financial Officer have conducted a review of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that review, the Transition Committee and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

      On January 21, 2002, we served written notice of arbitration in connection with our annuity reinsurance contract with Transamerica Occidental Life Insurance Company. In the arbitration, we were seeking monetary damages and/or equitable relief from Transamerica based on our claim that certain actions and/or omissions by Transamerica deprived us of the benefit of the reinsurance transaction. On November 8, 2002, we announced that our claim against Transamerica had been denied by the arbitration panel assigned to the matter. The arbitration panel upheld Transamerica’s position that our annuity reinsurance contract was a valid and enforceable contract and that Transamerica had acted in a commercially reasonable manner.

      In May 2002, we served written notice of arbitration in connection with two life reinsurance agreements. During the third quarter of 2002, we settled our arbitration with Lincoln National, which recaptured the contract that had been the subject of the arbitration. The other arbitration is continuing.

Item 2.     Changes in Securities and Use of Proceeds

      On February 25, 2002 and September 30, 2002, we granted 133,500 and 267,500 common shares, respectively, to certain key employees pursuant to the terms of a restricted stock incentive compensation program. Issuance of the restricted stock required no investment decision on the part of the recipients. All award decisions were made by our Compensation Committee, which consists entirely of non-employee directors. If the grants were deemed to be a sale of securities under the Securities Act of 1933 (the “Act”), we believe such sales would be exempt from the Act pursuant to Section 4(2) thereof or Regulation S thereunder.

Item 5.     Other Information

      On September 12, 2002, we announced that Lawrence S. Doyle had retired from his position as our President and Chief Executive Officer and had resigned from his seat on our board of directors. We have engaged an executive search firm to help us identify an appropriate replacement for Mr. Doyle. Until an appropriate replacement is identified, a transition committee consisting of Frederick S. Hammer and Robert M. Lichten, each of whom is a director of our Company, will oversee our management and operations. Half of the supplemental director’s fees payable to Messrs. Hammer and Lichten for their services on the Transition Committee will be paid instead to their regular employer in consideration of the substantial amount of time that each will dedicate to our Company until we secure an appropriate replacement for Mr. Doyle.

      In the third quarter of 2002, A.M. Best downgraded the financial strength ratings of Annuity and Life Reassurance and Annuity and Life Reassurance America from “A-” to “B++.” The financial strength ratings of Annuity and Life Reassurance and Annuity and Life Reassurance America were also downgraded in the third quarter of 2002 by Standard & Poor’s from “A-” to “BBB+” and from “A” to “BBB+” by Fitch Ratings. In addition, on November 22, 2002, Fitch Ratings further reduced our financial strength rating to “CCC.” These downgrades in our ratings have adversely affected our ability to enter into new reinsurance treaties and raise capital. Further downgrades may adversely affect our ability to retain existing business, effectively preclude us from writing new business, and permit some of our ceding companies to terminate certain reinsurance agreements.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits —

10.1	Letter Agreement dated September 9, 2002 by and between Annuity and Life Re (Holdings), Ltd. and Frederick S. Hammer, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 27, 2002.

10.2	Letter Agreement dated September 9, 2002 by and between Annuity and Life Re (Holdings), Ltd. and Robert M. Lichten, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 27, 2002.

      (b) Reports on Form 8-K — None

ANNUITY AND LIFE RE (HOLDINGS), LTD.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Annuity and Life Re (Holdings), Ltd.

/s/ JOHN F. BURKE

Name: JOHN F. BURKE

Title:	Chief Executive Officer and

Chief Financial Officer

Date:     March 20, 2003

CERTIFICATION

I, John F. Burke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Annuity and Life Re (Holdings), Ltd.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN F. BURKE

Name: JOHN F. BURKE

Title:	Chief Executive Officer and Chief Financial Officer

March 20, 2003