Form 10-K
period 2002-12-31
ANNUITY & LIFE RE HOLDINGS LTD
filed 2003-04-16
CIK 1051628

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13

OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-23625

ANNUITY AND LIFE RE (HOLDINGS), LTD.

(Exact Name of Registrant as Specified in Its Charter)

BERMUDA	NOT APPLICABLE
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

CUMBERLAND HOUSE, 1 VICTORIA STREET, HAMILTON, BERMUDA (Address of Principal Executive Offices)	HM 11 (Zip Code)

Registrant’s telephone number, including area code (441) 296-7667

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, $1.00 par value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☐          No ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☒          No ☐

      As of June 28, 2002, the aggregate market value of Common Shares, $1.00 par value, held by non-affiliates was $452,453,802.

      As of March 12, 2003, 26,106,328 Common Shares, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

      Certain information required by Items 10, 11, 12 and 13 is incorporated by reference into Part III hereof from the registrant’s proxy statement for its 2003 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2002.

PART I
Item 1. Business.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for Our Common Equity and Related Shareholder Matters.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Item 13. Certain Relationships and Related Transactions.
Item 14. Controls and Procedures.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
CERTIFICATION
RETENTION AGREEMENT BETWEEN COMPANY AND BURKE
RETENTION AGREEMENT BETWEEN COMPANY AND REALE
RETENTION AGREEMENT BETWEEN COMPANY AND SCOFIELD
RETENTION AGREEMENT BETWEEN COMPANY AND MILLS
RETENTION AGREEMENT BETWEEN COMPANY AND CORDLE
RETENTION AGREEMENT BETWEEN COMPANY AND TUCKER
RETENTION AGREEMENT COMPANY AND FEATHERSTONE
RETENTION AGREEMENT BETWEEN COMPANY AND MAWDSLEY
RETENTION AGREEMENT BETWEEN COMPANY AND MCWEENEY
RETENTION AGREEMENT BETWEEN COMPANY AND LOCKWOOD
RETENTION AGREEMENT BETWEEN COMPANY AND HOLLAND
RETENTION AGREEMENT BETWEEN COMPANY AND CHOATE
RETENTION AGREEMENT COMPANY AND VAN DER BEEK
RETENTION AGREEMENT BETWEEN COMPANY AND ZILS
RETENTION AGREEMENT BETWEEN COMPANY AND WIDHALM
RETENTION AGREEMENT BETWEEN COMPANY AND FURHTZ
RETENTION AGREEMENT BETWEEN COMPANY AND MADEIROS
RETENTION AGREEMENT BETWEEN COMPANY AND LEWIS
RETENTION AGREEMENT BETWEEN COMPANY AND DUROUSSEAU
RETENTION AGREEMENT BETWEEN COMPANY AND CALLAWAY
RETENTION AGREEMENT BETWEEN COMPANY AND SABOTKA
RETENTION AGREEMENT BETWEEN COMPANY & GAMBARDELLA
RETENTION AGREEMENT BETWEEN COMPANY AND NOAKE
RETENTION AGREEMENT BETWEEN COMPANY AND OLIVEIRA
RETROCESSION AGREEMENT LROOOO1A00
RETROCESSION AGREEMENT LROOOO2A00
LETTER OF INTENT
CONSENT OF KPMG
CERTIFICATION PURSUANT TO SECTION 906

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

      As discussed in greater detail elsewhere in this report, our company encountered significant difficulties during the year ended December 31, 2002. In addition to reporting a significant operating loss for the year, we did not have sufficient available cash and investments at December 31, 2002 to post collateral to satisfy all of our obligations under certain of our reinsurance treaties. Since that date, certain of our cedents have asserted that we must satisfy additional substantial collateral requirements, bringing the total asserted collateral requirements of our cedents to approximately $140 million in excess of amounts we currently have posted. We are currently analyzing these asserted collateral requirements and have not concluded that such amounts are in fact required to be posted as collateral under the relevant reinsurance contracts. In addition, we are also attempting to address a request from a letter of credit provider to collateralize or return approximately $45 million of outstanding letters of credit issued on our behalf. In an effort to meet or reduce our collateral requirements and improve our liquidity, we have novated, terminated or negotiated the recapture of several of our annuity and life reinsurance contracts, including our annuity reinsurance contract with The Ohio National Life Insurance Company, which was our second largest annuity reinsurance contract, and certain of our more profitable life reinsurance contracts.

      While we plan to continue to receive premiums and pay claims under our remaining reinsurance treaties, we have ceased to write new reinsurance agreements and have notified our existing clients that we will not be accepting any new business under existing treaties on their current terms. We do not anticipate resuming to write new reinsurance agreements in the foreseeable future. Our plans for the future involve attempting to meet or reduce the additional collateral requirements of our ceding companies by continuing to negotiate the recapture, retrocession, novation or sale of certain of our reinsurance agreements, but there can be no assurance that we will be able to negotiate favorable terms for such transactions. We have also instituted substantial premium rate increases on all of our non-guaranteed premium yearly renewable term contracts that remain in force. There can be no assurance that our plans will be sufficient to improve our operations or liquidity. If we are not successful in implementing our plans, or if those plans are insufficient, we will not be able to satisfy our obligations in 2003 and will likely be required to liquidate our business if we cannot successfully pursue any other strategic alternative. For a more detailed discussion of certain factors that could materially and adversely affect our financial condition and results of operations, including, among other things, the possible delisting of our common shares from the New York Stock Exchange, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.

      In light of the foregoing, the discussion of our results of operations for the year ended December 31, 2002 presented in this report is not likely to be indicative of our future operating results.

The Reinsurance Business

      The business of reinsurance generally consists of reinsurers, such as Annuity and Life Re, entering into contractual arrangements (known as treaties) with primary insurers (known as ceding companies or cedents) whereby the reinsurer agrees to indemnify the ceding company for all or a portion of the risks associated with an underlying insurance policy in exchange for a reinsurance premium payable to the reinsurer. Reinsurers also may enter into retrocessional reinsurance arrangements with other reinsurers, which operate in a manner similar to the underlying reinsurance arrangement described above. Under retrocessional reinsurance arrangements, the reinsurer cedes a portion of the risk associated with an underlying reinsurance contract to other reinsurers (known as retrocessionaires).

      Reinsurance agreements may be written on an automatic treaty basis or facultative basis. An automatic treaty provides for a ceding company to cede contractually agreed-upon risks on identified types of business that meet established criteria to a reinsurer and binds that reinsurer to accept such risks without obtaining further approval from that reinsurer. Facultative reinsurance is the reinsurance of individual risks, which allows a reinsurer the opportunity to analyze and separately underwrite a risk before agreeing to accept the risk. Both automatic treaty and facultative reinsurance may be written on either a quota share basis, where a percentage of each risk in the reinsured class of risk is assumed by the reinsurer from the ceding company, or on an excess of retention basis, where the amount of risk in excess of the ceding company’s retention is reinsured. Under either basis, premiums are paid to the reinsurer in proportion to the risk assumed by the reinsurer.

      The treaties that we have written that are still in force are generally in the form of yearly renewable term, coinsurance, modified coinsurance or coinsurance funds withheld. Under yearly renewable term, we share only in the mortality risk for which we receive a premium. In coinsurance, modified coinsurance and coinsurance funds withheld arrangements, we generally share proportionately in all or a portion of the risks inherent in the underlying policies, including mortality, persistency and fluctuations in investment results. Under such agreements, we agree to indemnify the primary insurer for all or a portion of the risks associated with the underlying insurance policies in exchange for a proportionate share of premiums. Coinsurance differs from modified coinsurance and coinsurance funds withheld with respect to ownership of the assets supporting the reserves. Under our coinsurance arrangements, ownership of these assets is transferred to us, whereas, in modified coinsurance and coinsurance funds withheld arrangements, the ceding company retains ownership of these assets, but we share in the investment income and risk associated with the assets.

      Certain of our remaining reinsurance treaties provide for recapture rights, permitting the ceding company to reassume all or a portion of the risk ceded to us after an agreed-upon period of time (generally 10 years for our life reinsurance treaties), subject to certain other conditions. Some of our reinsurance treaties allow the ceding company to recapture the ceded risk if we fail to maintain a specified rating or if other financial conditions relating to us are not satisfied. Our current ratings are below the specified ratings in such treaties, and we have had certain treaties recaptured as a result of the ratings downgrades we have experienced. We are also seeking to negotiate the recapture of certain treaties, as we did in 2002, to reduce or eliminate the collateral requirements associated with those treaties. Recapture of business previously ceded does not affect earned premiums paid to us prior to the recapture of such business and may involve the payment to us of a recapture fee. Nevertheless, we may be obligated to return unearned premiums, or pay other penalties, and we may also have to liquidate assets in order to return the assets supporting the reserve liabilities. In addition, we would no longer be entitled to receive the premiums paid by the policyholders underlying the recaptured business and would likely be required to accelerate the amortization of any unamortized deferred acquisition costs associated with business that is recaptured, which was the case with certain treaties recaptured during 2002. These recaptures have had an adverse impact on our reported earnings, and additional recaptures will likely further reduce our earnings in future periods.

Risks Reinsured

      We have historically written reinsurance predominantly on a direct basis with primary life insurance companies and other reinsurers. Our remaining reinsurance treaties are generally for traditional life reinsurance and annuity reinsurance, which expose us to the following categories of risks: (i) mortality, (ii) investment, (iii) persistency (or lapse) and (iv) expense.

      Mortality risk is the risk that death claims differ from what we expect. With respect to our life segment, a greater frequency or higher average size of death claims than we expected can cause us to pay greater death benefits, adversely affecting the profitability of our reinsurance contracts. Even if the total death benefits paid over the life of our contracts do not exceed the expected amount, unexpected timing of deaths can cause us to pay more death benefits in a given time period than expected, adversely impacting profitability in that period. We try to address these risks by considering each block of business based on an evaluation of the ceding company’s underwriting efficacy, history, management, target market, concentration of risk, products and underwriting criteria relative to the industry. We have historically targeted primarily “first dollar” quota share pools of top producing direct writing companies under which we participated proportionately with other reinsurers on all of the ceded risks, although not necessarily at the same pricing. We have sought to mitigate our risk of exposure to any one block of business or any one individual life by typically requiring our ceding companies to retain at least 10% of every life insurance risk reinsured. We further address the risk of any one large claim by generally limiting our own net liability on any single-life risk to $1,000,000. Certain of the annuity policies we reinsure are in the payout phase, and are therefore subject to the risk that policyholders will survive for longer periods than we assumed when pricing the reinsurance contract. If policyholders live longer than we assumed, we may be required to pay greater than expected annuity payout benefits in future periods.

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

      As of December 31, 2002, our cedents had approximately $1.4 billion in assets that were held and managed by or for them under our modified coinsurance and coinsurance funds withheld arrangements. Of those assets, approximately $366 million is related to our annuity reinsurance agreement with Ohio National, which was terminated in the first quarter of 2003. While we do not own the assets that are held under modified coinsurance or coinsurance funds withheld arrangements, they are used to fund our obligations under our annuity reinsurance contracts. We record a receivable called “Funds withheld at interest” based on the amounts due to us under these contracts and are exposed to the risks associated with the securities in which the assets supporting the receivable are invested. Those assets are primarily invested in fixed income securities and, with respect to our annuity reinsurance contract with Transamerica Occidental Life Insurance Company, in convertible bonds. The fixed income securities in which the assets are invested are subject to risks similar to those described above with respect to our own investments. The value of convertible bonds in which these assets are invested is a function of their investment value (determined by comparing their yield with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and their conversion value (their market value if converted into the underlying common stock). The investment value of convertible bonds is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline, and by the credit standing of the issuer and other factors. The conversion value of convertible bonds is determined by the market price of the underlying common stock. If the conversion price is above the market value of the underlying common stock, the price of the convertible bonds is governed principally by their investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible bonds will be increasingly influenced by their conversion value. Consequently, the value of convertible bonds may be influenced by changes in the equity markets.

      We are also subject to investment risk based on the difference between the interest rates earned on the investments managed by us or our ceding companies and the credited interest rates paid under policies reinsured by us. Both rising and declining interest rates can affect the income we derive from these interest rate spreads. During periods in which prevailing market interest rates are falling, any new investments made in fixed income securities to replace investments that mature or are prepaid will likely bear lower interest rates, reducing our investment income. We may not be able to fully offset the decline in our investment income with lower crediting rates on our annuity reinsurance contracts or reinsurance contracts covering life insurance policies with cash value components. During periods of rising interest rates, our ceding companies may need to increase the crediting rates on the annuities or life insurance policies with cash value components that we reinsure. We may not, however, be able to acquire investments with interest rates sufficient to offset these increased crediting rates. Significant declines in the financial markets generally also increase our investment risk, because the return we receive on our assets may not be sufficient to fully offset the cost of benefits due under certain reinsured policies. Certain policy benefits, such as guaranteed minimum death benefits, “ratchet” up the death benefit when policyholder account values increase, but do not reduce the death benefit when policyholder account values decrease. During periods in which the general value of the financial markets and policyholder account values are falling, as has been the case over the last several years, claims from such guaranteed minimum death benefits increase because the difference between the policyholder account value and the ratcheted-up death benefit increases. Further, because the premiums charged for such benefits are based on policyholder account values, we receive reduced premiums for this benefit when financial markets are declining.

      We also reinsure policies providing a guaranteed minimum income benefit that entitle a policyholder to purchase a lifetime annuity payment stream after the expiration of a stipulated waiting period. We are subject to investment risk to the extent that investment returns on the assets supporting the liabilities under these policies are not sufficient to fund the payment stream the policyholder is entitled to receive. However, because the annuity purchase rates applicable to the guaranteed minimum income benefits are often less favorable than prevailing annuity purchase rates when the underlying policy annuitizes, policyholders may receive a preferable stream of annuity payments using the actual account value at prevailing annuity purchase rates as opposed to utilizing the predetermined guaranteed minimum income benefit purchase rate under the policy. To the degree this occurs, any difference in annuity purchase rates will offset the investment risk.

      We may use interest rate swaps and other financial instruments as tools to mitigate the effects of asset/liability mismatches or the effect of interest rate changes on our balance sheet. At December 31, 2002, we were party to two interest rate swap agreements with an aggregate notional value of $67 million. These swap agreements were terminated on January 13, 2003. In general, however, we have not hedged our investment risk, but we may do so in the future.

      Persistency or lapse risk is the risk that policyholders maintain their policies for different periods of time than expected. This includes policy surrenders and policy lapses. Surrenders are the voluntary termination of a policy by the policyholder, while lapses are the termination of the policy due to non-payment of premium. Surrender and lapse rates that are higher than what we assumed when pricing a contract can cause us to increase the rate of amortization of our deferred acquisition costs for the annuity policies and certain types of life insurance that we reinsure, which would adversely affect our results of operations. If the actual surrender and lapse rates remain too high for too long, as was the case in 2001 and 2002 with our annuity reinsurance contract with Transamerica, we may conclude that the contract will be unprofitable over its expected lifetime, and we would be required to further write down our deferred acquisition costs. Surrenders also usually involve the return of the policy’s cash surrender value to the policyholder, which reduces the asset base on which we earn investment income and, in some cases, premiums. In addition, with respect to our Transamerica contract, a surrendering policyholder is entitled to a guaranteed minimum interest rate on his or her invested premiums, and we are required to pay our proportionate share of any shortfall between that guaranteed amount and the actual value of the policyholder’s account. We have been required to make significant minimum interest guarantee payments under this contract, as discussed below. During periods in which the financial markets are falling, increases in partial surrenders under certain reinsurance policies do not reduce the guaranteed minimum death benefits we are obligated to pay by the same proportion by which the premiums supporting the guaranteed minimum death benefit obligations are reduced. The risk of partial surrenders impacting our guaranteed minimum death benefit obligations may have an effect on the profitability of our largest contract reinsuring such benefits.

      Certain of our life reinsurance products provide level premiums to us for a fixed period of time, typically 10 to 20 years. The premiums we receive on these level premium contracts are expected to exceed the death benefits payable to the underlying policyholders during the early years of the contract. The death benefits we expect to pay under these contracts generally increase over time, while the premiums we receive are expected to generally remain level or decrease over time because of surrenders, lapses, and deaths. Thus, the death benefits payable under the policy ultimately exceed the premiums we receive in later years. With respect to these level premium contracts, if the surrender and lapse rates of the policies are significantly lower than we assumed when pricing the reinsurance contracts, the profitability of the contracts may be adversely affected.

      Expense risk is the risk that our actual expenses will be higher than we anticipated, or that our operations are less efficient than anticipated.

Business Written

      The following table sets forth selected information for the indicated periods concerning our insurance operations:

Policy Revenues, Insurance In Force and Annuity Reinsurance Deposits

	Year Ended December 31,

	2002(1)	2001	2000

Policy Revenues
Life Reinsurance
First Year	$117,801,608	$94,746,734	$55,047,163
Renewal	215,379,401	141,607,931	96,151,918
Annuity Reinsurance	10,916,432	15,438,572	17,204,941

Total	$344,097,441	$251,793,237	$168,404,022

Insurance in force at end of year (in thousands)	$117,511,000	$117,400,000	$77,019,000

Annuity Reinsurance Deposits	$1,443,143,080	$1,519,596,075	$1,597,928,818

(1)	The information presented for the year ended December 31, 2002 does not reflect the effects of the termination, novation and recapture of several of our reinsurance agreements, except that Insurance in force does reflect the effect of a transaction with XL Life Ltd, a subsidiary of XL Capital Ltd, a related party, that was completed on December 31, 2002. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pro Forma Effects of Recent Transactions for a discussion of the effects of these transactions.

     In 2002, we began to separately track the results of our life and annuity operations in segments. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Results and Note 13 to our consolidated financial statements for more detailed information.

      Our life reinsurance segment is the reinsurance of ordinary life insurance, primarily for mortality risks. Ordinary life reinsurance generally is the reinsurance of individual term life insurance policies, whole life insurance policies and joint and survivor insurance policies on yearly renewable term basis. In addition, we reinsure the mortality risk portion of universal life insurance policies, variable universal life insurance policies and variable life insurance policies.

      Our annuity reinsurance segment is the reinsurance of general account fixed deferred annuities, general account payout annuity obligations and certain ancillary risks arising from variable annuities. With respect to the general account fixed annuities we reinsure, our agreements generally relate to individual general account single premium deferred annuity policies, which either involve the tax-deferred accumulation of interest on a single premium paid by the policyholder (accumulation phase policies) or are annuities that pay fixed amounts periodically to policyholders over a fixed period of time or their lives (payout phase policies). Accumulation phase policies are subject primarily to investment risk and persistency (lapse) risk, while payout phase policies are primarily subject to investment risk and mortality (longevity) risk. Most of the fixed annuities we reinsure are accumulation phase policies.

      All of the fixed annuity products we reinsure have minimum interest guarantee provisions required under state law that entitle the policyholder to a specified minimum annual return over the life of the policy. These lifetime guarantees are typically 3% to 3.5% annually. Further, policyholders are typically guaranteed interest rates in excess of the state required minimums for the initial year of the policy. After the expiration of the period in which the crediting rate is guaranteed, the primary insurer has the discretionary ability to adjust the crediting rate annually to any rate at or above the guaranteed minimum rate required under state law. Policyholders are typically permitted to withdraw all or a part of their premium paid, plus an accumulation amount equal to the accrued interest credited to the account, subject to the assessment of a surrender charge for withdrawals in excess of specified limits. Certain policies reinsured by us guarantee the policyholder a crediting rate beyond the initial policy year, including those policies that were covered by our annuity reinsurance contract with Ohio National, which was terminated in the first quarter of 2003.

      Under our Transamerica annuity reinsurance contract, the minimum interest guarantee provisions take effect when the policyholder dies, his or her policy annuitizes or his or her policy is surrendered. Our aggregate minimum interest guarantee exposure under this contract equals our proportionate share of the amount by which each policyholder’s premiums deposited compounded at the minimum guarantee interest rate exceeds the policyholder’s actual account value at the date of surrender. The actual account value is calculated after expenses are deducted from the gross investment returns and such expenses generally accrue at a rate of approximately 2.75% of the assets annually. Our minimum interest guarantee exposure is calculated on a policyholder-by-policyholder basis. The amount by which the value of certain policyholder accounts exceeds the minimum guarantee amount with respect to those accounts does not offset our exposure to the amount by which the value of other policyholder accounts is less than the minimum guarantee amount with respect to such other accounts. This exposure generally arises during periods in which investment returns fall near or below the minimum guaranteed rate, as has occurred in recent years.

      If we conclude that we are exposed to minimum interest guarantees under a reinsurance agreement, we then estimate the expected minimum interest guarantee payments that we may be required to make by projecting the anticipated future investment performance of the assets supporting the policyholder accounts and by applying projected surrender, annuitization and mortality assumptions to the exposed amounts. These expected future payments are utilized in determining the amount of the deferred acquisition cost asset we can carry on our balance sheet. Because we assume that the investment performance of the underlying assets will exceed the minimum guaranteed interest rate on the underlying annuity policies over their life, we anticipate that any minimum interest guarantee exposure we have will decrease over time. The amount of expected minimum interest guarantee payments is therefore dependent upon our estimate of the number of policyholders that will annuitize or surrender their policy or die prior to the value of the underlying assets increasing to a level where it equals or exceeds the policyholders’ minimum guarantee amounts. If our assumptions for investment returns prove to be inaccurate, or if lapse rates exceed our assumptions, we may be required to make additional minimum interest guarantee payments and record additional charges, which would adversely impact our earnings. Our minimum interest guarantee exposure can increase during any period in which the actual investment performance of the underlying assets less expenses lags the minimum guaranteed interest rate.

      We also reinsure certain guarantees associated with variable annuity contracts, including guaranteed minimum death benefits, enhanced earnings benefits and guaranteed minimum income benefits. Under contracts with a guaranteed minimum death benefit, a policyholder’s beneficiary is entitled upon the policyholder’s death to receive the greater of the policyholder’s account value or a guaranteed minimum benefit payment. The majority of the policies underlying the guaranteed minimum death benefit contracts we reinsure are written on a “ratchet” basis, which means that the guaranteed minimum death benefit payable to the policyholder’s beneficiary equals the highest policyholder account value achieved over the course of the contract, as measured annually on each anniversary date of the policy until the policyholder reaches the attained age under the policy (typically 80 years of age). Other guaranteed minimum death benefit policies are written on a “roll-up” basis, which means that the guaranteed minimum death benefit equals the premiums paid by the policyholder compounded at a defined interest rate (typically 3% to 6%), which accrues until the policyholder reaches the attained age or the roll-up death benefit reaches a predetermined amount, typically double the premiums paid. Some policies offer an enhanced version of the guaranteed minimum death benefit, under which the policyholder’s beneficiary receives the greater of the actual cash value, the ratcheted value or the roll-up value. Our agreements reinsuring such policies may be particularly disadvantageous to us in light of the recent extended decline in the equity financial markets. Regardless of whether a policy is written on a ratchet or a roll-up basis, if the policyholder survives beyond the policy maturity date, which is typically when the policyholder reaches 90 years of age, he or she is no longer entitled to receive the guaranteed minimum death benefit amount. Before that time, the issuer of the policy bears the risk that protracted under-performance of the financial markets could result in guaranteed minimum death benefits payable to the policyholder’s beneficiary upon the policyholder’s death that are higher than the actual policyholder account value. As a reinsurer, we are obligated to reimburse the issuer of such policies for our share of any shortfall between the guaranteed minimum death benefit amount and the actual policyholder account values upon death.

      We have two large contracts reinsuring guaranteed minimum death benefits. As of December 31, 2002, the guaranteed minimum death benefit amount at risk (i.e., the amount by which guaranteed death benefits exceed related account values) under our largest such contract was approximately $1.07 billion. Also as of December 31, 2002, the guaranteed minimum death benefit amount at risk under the other such contract was approximately $160 million. These amounts are an aggregate measure of our exposure to guaranteed minimum death benefits assuming all the policyholders died on December 31, 2002. Our expected liability for future guaranteed minimum death benefit payments, based on our mortality assumptions, is substantially less. Because the premium paid to the ceding company under our largest such reinsurance agreement, and to us under that reinsurance agreement, is derived from asset-based charges levied against the account value, there may be circumstances during periods of reduced performance in the financial markets when we could be under compensated for reinsuring the guaranteed minimum death benefit. Under our largest such reinsurance agreement, we are subject to additional risks beyond those described above when the underlying policies are partially surrendered. Unlike the policies underlying the other such reinsurance contract, the policies underlying our largest such agreement provide that the guaranteed minimum death benefit is not proportionally reduced when a policyholder withdraws some, but not all, of the policy value (a partial surrender), but rather is reduced on a dollar for dollar basis. As a result, partial surrenders of those underlying policies reduce the account value from which we derive our revenues without reducing our exposure to the death benefit in excess of the account value. We are, in effect, paid less for the same amount of risk. However, under that same reinsurance agreement, the maximum amount of guaranteed minimum death benefit payments we would have to make in a calendar year would be limited to no more than 2% of the average aggregate account values of all of the underlying policyholders in that calendar year. Any partial surrenders of the underlying policies will reduce the aggregate account values and may lower the amount of payments we could be required to make. The account values would, however, have to decline substantially for the 2% cap to have any meaningful effect on the amount of our current exposure.

      The following table summarizes key attributes of our exposure under our contracts reinsuring guaranteed minimum death benefits as of December 31, 2002:

	Type of Contract

	Return of			Ratchet or
	Premium	Ratchet	Roll-Up	Roll-Up	Total

	(Dollars in millions)
Policyholder account value	$1	$2,901	$171	$344	$3,417
Net amount at risk	0	967	115	148	1,231
Average age of policyholders	86	64	64	64	64
Range of minimum guarantee return rates	n/a	n/a	3-6%	5%	n/a

      Policies with the enhanced earnings benefit provide that if a policyholder dies prior to the maturity date of his or her policy, the issuer of the policy will pay the policyholder’s beneficiary the death benefit otherwise payable under the policy plus an additional amount generally equal to 25% to 40% of the actual increase in the policyholder’s account value, with a cap of 200% of premiums paid into the policy. The enhanced earnings benefit is designed to increase the total payments to the policyholder’s beneficiary with an amount to help offset income taxes on the increase in the account value. Our net amount at risk under our reinsurance contracts reinsuring this benefit at December 31, 2002 was insignificant.

      We have one contract reinsuring guaranteed minimum income benefits. Policies providing a guaranteed minimum income benefit entitle a policyholder to purchase a lifetime annuity payment stream after the expiration of a stipulated waiting period of at least 7 years based upon the initial premium paid by the policyholder compounded at a predetermined rate, usually 3% to 6%, depending on the age of the policyholder. The annuity purchase rate used to calculate the income stream the policyholder is entitled to receive is a predetermined rate. We are subject to investment risk to the extent that investment returns on the assets supporting the liabilities under these policies are not sufficient to fund the payment stream the policyholder is entitled to receive. However, because the annuity purchase rates applicable to the guaranteed minimum income benefits are often less favorable than prevailing annuity purchase rates when the underlying policy annuitizes, policyholders may receive a preferable stream of annuity payments using the actual account value at prevailing annuity purchase rates as opposed to utilizing the predetermined guaranteed minimum income benefit purchase rate under the policy. To the degree this occurs, any difference in annuity purchase rates will offset the investment risk. Because none of the guaranteed minimum income benefit policies we reinsure have reached the end of the stipulated waiting period, we cannot estimate accurately the effect the unfavorable annuity purchase rates will have on policyholders’ desire to utilize this benefit under various market conditions. The earliest date on which policyholders can elect to annuitize is in 2004.

      The following table summarizes key attributes of our exposure under our contracts reinsuring guaranteed minimum income benefits as of December 31, 2002:

Policyholder account value (in millions)	$681
Average age of policyholders	61
Range of minimum guarantee return rates	3-6%
Average years remaining until annuitization	4.22

Underwriting

      We currently are not writing new reinsurance treaties or accepting any additional business under existing treaties on their current terms. Our reinsurance policies, including those that remain in force, were written in accordance with underwriting guidelines that we developed with the objective of controlling the risks of our reinsurance policies as well as determining appropriate pricing levels. As our business and staff grew, we incorporated peer review procedures to enhance our pricing and risk management controls. These guidelines may be amended from time to time in response to changing industry conditions, market developments, changes in technology and other factors.

      In implementing our underwriting guidelines, we determined whether to assume any particular reinsurance business by considering many factors, including the type of risks to be covered, actuarial evaluations, historical performance data for the cedent and the industry as a whole, the cedent’s retention, the product to be reinsured, pricing assumptions, underwriting standards, reputation and financial strength of the cedent, the likelihood of establishing a long term relationship with the cedent and the market share of the cedent. Pricing of our reinsurance products was based on actuarial and investment models which incorporated a number of client specific factors including mortality, expenses, demographics, persistency and investment returns, and macroeconomic factors, such as inflation, industry regulation, taxation and capital requirements.

      The majority of our remaining life and annuity reinsurance agreements were written on an automatic treaty quota share basis with a focus on large blocks of business where the underlying policies met our underwriting criteria. We also have a small number of facultative reinsurance arrangements with primary insurers with whom we had entered into automatic treaty reinsurance business. We generally required ceding companies to retain at least 10% of every life insurance risk reinsured and we generally limited our own net liability on any single-life risk to $1,000,000.

      The reinsurance agreements typically remain in force for the life of the underlying policies reinsured. However, some agreements allow the ceding company to recapture (reassume) all or a portion of the risk formerly ceded to us subject to certain conditions. Recapture features were considered when we underwrote the reinsurance agreements.

Transamerica Contract

      Our largest annuity reinsurance contract, which was effective as of September 30, 1998, is with Transamerica Occidental Life Insurance Company. The contract is a retrocessional reinsurance arrangement covering VisionMark fixed annuity products issued by IL Annuity and Insurance Company. Since the middle of 1999 through 2002, the surrender rate of the VisionMark policies has been higher than we had anticipated when pricing the reinsurance contract. We made numerous requests to Transamerica to address the surrender problem with IL Annuity, but the problem has remained unresolved. Although we had previously increased the rate of amortization of our deferred acquisition costs associated with this contract in light of the higher than expected surrender rates, during 2001, we initiated a review of the recoverability of the deferred acquisition costs associated with this contract utilizing revised assumptions for lapse rates and expected future returns on invested assets due to poor financial market performance. This review ultimately resulted in $46,115,000 of write downs of deferred acquisition costs in 2001 and, as a result of a high level of surrenders by policyholders coupled with continued poor investment performance of the premiums paid by the holders of policies underlying this contract, a further write down of $27,474,000 in 2002.

      The VisionMark products are based on a total return strategy and allow the policyholder to allocate their premium payments to different asset classes within IL Annuity’s general account. The VisionMark contracts are credited with interest at rates that are guaranteed by IL Annuity. If a policyholder surrenders, a total return adjustment is made to the policyholder’s account value based upon the total return on the selected asset class within the general account assets. The effect of the total return adjustment is to adjust the policyholder’s account value to reflect actual asset performance. The total return adjustment is made for a policyholder when his or her funds are accessed upon surrender or annuitization of the policy. None of the annuity products we reinsure allow the policyholders to direct the investment of the underlying premiums. However, the VisionMark policyholders are able to select the category of assets to which the crediting rate of their policies are linked. As with the holders of other single premium deferred annuity policies, a VisionMark policyholder is guaranteed a return of premiums paid plus a guaranteed minimum interest rate of 3% to 3.5% per annum over the life of the policy. For the years ended December 31, 2000, 2001, and 2002, we paid approximately $2,800,000, $13,500,000, and $26,700,000, respectively, under our annuity reinsurance contract with Transamerica to cover our proportionate share of the shortfall that arose because the net investment returns on the assets related to these policies substantially underperformed the minimum interest guarantees for surrendered policies.

      The following table sets forth certain financial information relating to our annuity reinsurance contract with Transamerica from its inception in 1998 through December 31, 2002.

	Funds Withheld	Interest Sensitive	Deferred	Contract
Period	at Interest Asset	Contracts Liability	Acquisition Cost Asset	Income (Loss)

December 31, 1998	$1,200,101,268	$1,283,675,809	$156,044,683	$2,242,600
December 31, 1999	1,514,093,530	1,593,873,272	201,473,796	13,591,600
December 31, 2000	1,242,788,747	1,305,877,473	159,438,128	14,982,540
December 31, 2001	962,303,099	990,567,504	84,754,222	(52,045,952)
December 31, 2002	733,689,256	755,862,003	50,020,388	(26,802,520)

      The first column in the table is the amount of the Funds withheld at interest asset associated with the Transamerica contract that was included on our balance sheet at the end of each of the periods indicated. The Funds withheld at interest asset is a receivable equal to our portion of Transamerica’s statutory reserves related to the underlying policies. The second column sets forth our Interest sensitive contracts liability included on our balance sheet at the end of each of the periods indicated. This is our proportionate share of the liability to policyholders for their account values. The third column sets forth the value of the deferred acquisition cost asset related to the Transamerica contract at the end of each period indicated. When we write a reinsurance contract, a portion of our acquisition costs (primarily commissions) associated with the new business is capitalized. The resulting deferred acquisition costs asset is recorded on our balance sheet and amortized over future periods based on our estimates of expected gross profits from the contract. The amounts deferred vary with the structure, size and type of contract written. For our investment related products, we adjust our amortization when we revise our estimate of expected gross profits, as we did with the Transamerica contract in 2001 and again in 2002. The effects of such adjustments are typically reflected in our earnings in the period in which we revise our estimates of expected gross profits. The final column sets forth contract income or loss for each of the periods indicated.

      The Funds withheld at interest asset associated with the Transamerica contract has been a significant portion of our total assets since the contract’s inception, representing 70% of our total assets at December 31, 1998 and 36% of our total assets at December 31, 2002. In similar fashion, the Interest sensitive contract liability associated with the contract has been a significant portion of our total liabilities, representing 96% of our total liabilities at December 31, 1998 and 43% of our total liabilities at December 31, 2002. The deferred acquisition costs associated with the contract have declined from over 97% of our total Deferred policy acquisition costs at December 31, 1998 and 1999 to 27% of our total Deferred acquisition costs at December 31, 2002, primarily because of the extensive write downs recorded. As a result of the changes to our remaining book of business, especially the termination of our annuity reinsurance contract with Ohio National in February 2003, we expect that the assets and liabilities associated with the Transamerica contract will continue to represent a significant portion of our total assets and liabilities in future periods. We do not expect the Transamerica contract to generate significant income in future periods. However, those write downs were based on a series of complex assumptions principally related to the investment performance of the assets supporting our liabilities under the contract, as well as future lapse rates for the underlying policies. These assumed lapse rates include assumptions regarding full surrenders, partial withdrawals, annuitizations and policyholder deaths. We believe these estimates to be reasonable, but we cannot assure you that they will prove to be accurate. If such assumptions turn out to be inaccurate, we could be required to write off additional deferred acquisition costs, which would have a significant adverse impact on our net income in future periods.

Policy Benefit Liabilities and Interest Sensitive Contracts Liabilities

      Policy benefit liabilities and interest sensitive contracts liabilities comprise the majority of our financial obligations. Policy benefit liabilities for our products other than annuities are based upon our estimates of mortality, persistency, investment income and expenses, with allowances for adverse deviation. The liabilities for policy benefits established by us with respect to individual risks or classes of business may be greater or less than those established by our ceding companies due to their use of different mortality and other assumptions. Policy benefit liabilities include both mortality and morbidity claims in the process of settlement and an estimate of claims that have been incurred by our cedents but not yet reported to us. Actual experience in a particular period may be worse than assumed experience and, consequently, may adversely affect our operating results for the period. For example, our operating results for the quarter and year ended December 31, 2002 were significantly impacted by an unexpected increase in reported claim volume and average claim size during the fourth quarter.

      Policy benefit liabilities for annuities are reflected on our balance sheet as “Interest sensitive contracts liability” and are reported at the accumulated policyholder balance of these contracts.

Investments

Invested Assets

      Our investments are governed by investment guidelines established and approved by our Board of Directors. Our investment objectives are to achieve above average risk-adjusted total returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity in our portfolio and match the cash flows of our investments to our related insurance liabilities. Our investment guidelines require our overall fixed income portfolio to maintain a minimum weighted average credit quality of “A.” A fixed income security rated “A” by Standard & Poor’s is considered to be somewhat susceptible to the adverse effects of changes in circumstances and economic conditions than higher-rated issuers; however, the issuer’s capacity to meet its financial commitment on the security is still considered to be strong. As of July 31, 2002, our investment guidelines were amended to prohibit us from investing in fixed income securities that are rated below investment grade at the time of purchase. Previously, we could invest up to 10% of our invested assets in such securities. We do not invest in any fixed income securities in emerging markets or securities that are not rated by a major rating agency.

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

      At December 31, 2002, our invested assets, including cash and cash equivalents, had an aggregate fair value of $306,346,337, including unrealized gains of $6,162,525. At December 31, 2002, our fixed-income portfolio was comprised of fixed income securities with a weighted average credit quality rating of “AA” and a weighted average duration of 3.8 years. The effective yield rate earned on our invested assets was approximately 5.28% for the year ended December 31, 2002. The effective yield rate equals net investment income divided by the average of our total adjusted invested assets at the end of each calendar quarter in the year ended December 31, 2002.

      Our results of operations and our financial condition are significantly affected by the performance of our investments and by changes in interest rates. During a period of declining interest rates, if our investments are prematurely sold, called, prepaid or redeemed, we may be unable to reinvest the proceeds in securities of equivalent risk with comparable rates of return. During a period of rising interest rates, the fair value of our invested assets could decline. In addition, rising interest rates could also cause disintermediation, which in turn could cause us to sell investments at prices and times when the fair values of such investments are less than their amortized cost. We believe that our traditional life insurance liabilities are not highly interest rate sensitive and, therefore, the effects of fluctuating interest rates on these liabilities are not significant. For interest sensitive liabilities, we are primarily dependent upon asset/ liability matching or other strategies to minimize the impact of changes in interest rates. If we do not appropriately match the asset management strategy to our obligations, we could sustain losses. We may use interest rate swaps and other financial instruments as tools to mitigate the effects of asset/ liability mismatches or interest rate changes on our balance sheet. In general, however, we have not hedged our investment risk, but we may do so in the future. Our results of operations are also significantly affected by the performance of assets held and managed by our ceding companies or others under modified coinsurance or coinsurance funds withheld arrangements, as discussed below under “Funds Withheld at Interest.”

Funds Withheld at Interest

      Our annuity reinsurance agreements generally cover individual single premium deferred annuity policies and are structured as modified coinsurance or coinsurance funds withheld arrangements. In these types of arrangements, the ceding company invests the premiums received from policyholders or engages an investment manager to do so, credits interest to policyholders’ accounts, processes surrenders and engages in other administrative activities. The ceding company is also required to carry reserves for these annuity policies based upon certain statutory rules in the state in which the ceding company is domiciled. The underlying investments purchased with the premiums received from policyholders support these statutory reserves.

      Historically, when a ceding company enters into an annuity reinsurance contract structured as a modified coinsurance or coinsurance funds withheld arrangement with us, a portion of the ceding company’s liability to the policyholders is ceded to us. Our remaining modified coinsurance and coinsurance funds withheld arrangements are generally on a quota share basis, so the portion that is ceded to us is a fixed percentage of the liabilities arising from the underlying policies. Our share of the ceding company’s liability is included on our balance sheet as “Interest sensitive contracts liabilities.” However, unlike other reinsurance arrangements in which we receive cash or investments as consideration for assuming a portion of the ceding company’s liability, under these types of arrangements, we have established a receivable called “Funds withheld at interest” that is equal to our fixed portion of the statutory reserves carried by the ceding company. We are allocated our share of the investment income and realized capital gains and losses that arise from the securities in the investment portfolio underlying the statutory reserve.

      At December 31, 2002, we had annuity reinsurance contracts with six ceding companies. At December 31, 2002, our Funds withheld at interest receivable related to these contracts had a carrying value of approximately $1.4 billion. Our contracts with Transamerica and Ohio National accounted for approximately 77% of our Funds withheld at interest receivable as of that date. At December 31, 2002, the assets held and managed by our ceding companies were invested in convertible bonds and fixed income securities having a weighted average credit quality of “A” and a weighted average duration of 5.3 years. In addition, at December 31, 2002 approximately 4.2% of such assets were invested in below investment grade securities. The average yield rates earned on the assets held and managed by our ceding companies was approximately 5.25% for the year ended December 31, 2002. The average yield rates earned on the invested premiums funding our annuity obligations to Transamerica and Ohio National were approximately 4.61% and 6.36%, respectively, for the year ended December 31, 2002. As noted elsewhere in this report, on February 14, 2003, we terminated our annuity reinsurance contract with Ohio National.

      For purposes of calculating the average yield rate earned on assets held and managed by our ceding companies, including Transamerica and Ohio National, we include net realized capital gains and losses as reported to us by our ceding companies. The performance of these assets depends to a great extent on the ability of the ceding company and its investment managers to make appropriate investments and match asset and liability duration exposure. If these assets do not achieve investment returns at rates sufficient to meet our obligations on the underlying policies, we could experience unexpected losses, as has happened under our annuity reinsurance agreement with Transamerica, where the minimum interest guarantees on the underlying policies have exceeded the underlying policyholder account values due to poor investment performance, and we have been forced to fund our proportionate share of the shortfall.

      Our policy has been to seek counterparties for our annuity reinsurance treaties that have strong financial strength and credit ratings. Although such ratings are assigned by independent ratings agencies and are generally regarded as reliable, there can be no assurance that they accurately reflect the financial condition of any of our counterparties. At December 31, 2002, approximately $734 million of our Funds withheld at interest receivable and $756 million of our Interest sensitive contracts liability related to our reinsurance contract with Transamerica, which is a retrocessional reinsurance arrangement covering policies issued by IL Annuity. Transamerica’s agreement with IL Annuity is also structured on a modified coinsurance basis, so IL Annuity maintains ownership and control of the assets supporting our obligations to Transamerica. As of December 31, 2002, IL Annuity has financial strength or claims paying ratings of “A” from both A.M. Best and Standard & Poor’s. As of December 31, 2002, Transamerica has financial strength or claims paying ratings of “A+,” “AA+,” “Aa3” and “AA+” from A.M. Best, Standard & Poor’s, Moody’s Ratings and Fitch Ratings, respectively. At December 31, 2002, approximately $366 million of our Funds withheld at interest receivable (net of the fair value of the embedded derivatives associated with this contract, which was an unrealized loss of $10 million) and $376 million of our Interest sensitive contracts liability related to our reinsurance contract with Ohio National. As of December 31, 2002, Ohio National has financial strength or claims paying ratings of “A+,” “AA,” and “A1” from A.M. Best, Standard & Poor’s, and Moody’s Ratings, respectively.

      Under the terms of our annuity reinsurance treaties, mutual debts and credits are offset between the counterparties to each treaty and ourselves as part of a monthly net settlement process. The terms of our annuity reinsurance treaties and applicable state insurance insolvency laws also allow us to offset mutual debts and credits between us and the counterparties to each treaty in the event of a counterparty’s insolvency. Therefore, if such counterparty were to become insolvent, we are entitled to offset our Funds withheld at interest receivable against our Interest sensitive contracts liabilities to such counterparty. Separate financial statements for our ceding companies are not included in this report as information related to the financial condition or results of operations of those companies is not meaningful to our investors because we do not have any material counterparty risk to those companies. In addition, we do not want our investors to improperly conclude that the financial statements of our ceding companies provide information relevant to an assessment of our own financial condition or results of operations. Further, although we have little, if any, control over the specific investment decisions of our ceding companies (or their investment advisors), the assets supporting our annuity obligations under our reinsurance contracts are generally held and managed by or on behalf of our ceding companies in accordance with investment guidelines set forth the reinsurance agreements or the underlying insurance policies. Therefore, the information regarding the investment policies, strategies or results for the total general account assets of such companies presented in their financial statements is not meaningful to our investors in analyzing the investment risk related to the actual assets managed by those companies (or their investment advisors) that fund our annuity obligations under our reinsurance contracts. However, information regarding the types, ratings and maturities of the securities that fund our annuity obligations to Transamerica and Ohio National is presented under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Transamerica and — Ohio National, respectively, to assist our investors. In addition, we have provided information regarding the investment objectives and guidelines followed with respect to the investment of the assets supporting our obligations under those contracts.

Embedded Derivatives

      We have concluded that there are embedded derivatives within the Funds withheld at interest receivable related to certain of our annuity reinsurance contracts written on a modified coinsurance or coinsurance funds withheld basis that require bifurcation and separate accounting under Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities. These embedded derivatives are similar to a total return swap arrangement on the underlying assets held by our ceding companies. The fair value of these embedded derivatives is classified as part of our Funds withheld asset on our balance sheet. We have developed a cash flow model with the assistance of outside advisors to arrive at an estimate of the fair value of this total return swap that uses various assumptions regarding future cash flows under the affected annuity reinsurance contracts. The change in fair value of these embedded derivatives is recorded in our statement of operations as Net change in fair value of embedded derivatives, which is a non-cash item. The change in fair value of these embedded derivatives also impacts the emergence of expected gross profits for purposes of amortizing deferred acquisition costs associated with these contracts. The application of this accounting policy has increased the volatility of our reported earnings. While we have made an estimate of the fair value of these embedded derivatives using a model that we believe to be appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, it is possible that we may modify our methodology. Changes in our assumptions and industry standards could have a significant impact on the fair value of the embedded derivatives and our reported earnings. We do not bifurcate and separately account for the embedded derivatives contained in certain of our contracts, including our Transamerica annuity reinsurance agreement and our guaranteed minimum income benefit reinsurance agreement, because we acquired those agreements prior to the transition date elected by us under FAS 133, as amended by FAS 137. Because of the nature of the assets underlying our Transamerica contract, which were roughly 65% convertible bonds at December 31, 2002, the bifurcation and separate accounting for the embedded derivatives contained in that contract would add significant volatility to our reported results. If we bifurcated and separately accounted for the embedded derivatives contained in our guaranteed minimum income benefit reinsurance agreement, it also would add volatility to our reported results.

Competition

      The reinsurance industry is highly competitive. Although we are currently not writing new reinsurance treaties or accepting any additional business under existing treaties on their current terms, we have historically competed with approximately 20 reinsurers, both domestic and foreign, of annuity or life insurance products in our traditional target market of North America. Reinsurers in our market typically compete on the basis of many factors, including premium charges, terms and conditions of reinsurance policies, financial ratings, reputation, claims adjudication philosophy and general industry experience. In the event we resume writing new business in the future, other reinsurance industry participants will likely have stronger financial ratings, better operating histories and substantially greater financial and management resources than our company.

Financial Ratings

      As of March 31, 2003, A.M. Best has assigned a financial strength rating of “B-” to Annuity and Life Reassurance and Annuity and Life Reassurance America. A.M. Best has announced that these ratings are under review with negative implications. Annuity and Life Reassurance and Annuity and Life Reassurance America have also received a “BB-” rating from Standard & Poor’s, which has placed both companies on CreditWatch with negative implications. Annuity and Life Reassurance has been rated “C” by Fitch Ratings, which also has a negative ratings outlook. These ratings represent significant downgrades from historical levels and have contributed to our inability to write new business and have adversely affected our ability to retain existing business, as certain of our cedents have chosen to recapture their reinsurance agreements as a result of these downgrades. If other cedents that currently have the right to recapture their agreements with us do so, it could adversely affect our financial condition and results of operations. In particular, we entered into a 50% quota share reinsurance treaty with a subsidiary of XL Capital Ltd in December 2002, under which XL has the right to recapture given our current ratings. Although we currently are not writing new reinsurance treaties, in the event that we are able to position ourselves to write new business in the future, we cannot provide assurance that we will be able to attract and retain new customers if our financial ratings do not improve.

Employees

      As of December 31, 2002, we had fourteen employees located in Bermuda and ten employees located in the United States.

Internet Website

      We maintain an Internet website at www.alre.bm, although the information contained on our Internet website is not part of this report. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are not always made available on our Internet website, because such reports are available either via the SEC’s Internet website at www.sec.gov or through us upon request. We will voluntarily provide electronic or paper copies of our filings free of charge (other than exhibits) upon request to Investor Relations, Annuity and Life Re (Holdings), Ltd., P.O. Box HM 98, Hamilton, HM AX, Bermuda; (telephone number (441) 296-7667). The general public also may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Regulation

Bermuda

      As a holding company, Annuity and Life Re (Holdings) is not subject to Bermuda insurance regulations. Annuity and Life Reassurance, our Bermuda operating subsidiary, is licensed as a long-term insurer under the Bermuda Insurance Act of 1978, as amended, and related regulations (collectively, the “Insurance Act”). The Insurance Act, which regulates the insurance business of Annuity and Life Reassurance, provides that no person shall carry on an insurance business in Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the “Authority”). The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Authority may impose at any time.

      The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Authority powers to supervise, investigate and intervene in the affairs of insurance companies. Further deterioration of our financial condition will likely expose our operations in Bermuda to an increased level of regulatory scrutiny and could possibly lead to the Authority petitioning for the winding up of our company. Some of the significant aspects of the Bermuda insurance regulatory framework are set forth below.

      Classification of Insurers. The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. Because Annuity and Life Reassurance has been incorporated to provide reinsurance of annuity and life insurance related risks, it is registered as a long-term insurer.

      Cancellation of Insurer’s Registration. An insurer’s registration may be cancelled by the Authority on certain grounds specified in the Insurance Act. These grounds include failure of the insurer to comply with its obligations under the Insurance Act or with a condition imposed on its registrations or, if in the opinion of the Authority, the insurer has not been carrying on business in accordance with sound insurance principles.

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

      Approved Actuary. Annuity and Life Reassurance, as a registered long-term insurer, is required to submit an annual actuary’s certificate when filing its Statutory Financial Return. The actuary’s certificate must state whether or not, in the opinion of the insurer’s approved actuary, the aggregate amount of the liabilities of the insurer in relation to long-term business as at the end of the relevant year exceeded the aggregate amount of those liabilities as shown in the insurer’s statutory balance sheet. The approved actuary, who will normally be a qualified life actuary, must be approved by the Authority. Annuity and Life Reassurance’s approved actuary is Robert P. Mills.

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

      Minimum Solvency Margin. Under the Insurance Act, Annuity and Life Reassurance must ensure that the value of its long-term business assets exceeds the amount of its long-term business liabilities by at least $250,000. Further, Annuity and Life Reassurance is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin, or if the declaration or payment of such dividends would cause it to fail to meet such margin. If Annuity and Life Reassurance fails to meet its minimum solvency margin on the last day of any year, it will be prohibited, without the approval of the Authority, from declaring or paying any dividends during the next financial year. Also, under the Insurance Act, Annuity and Life Reassurance is prohibited, without the approval of the Authority, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements.

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

      Supervision, Investigation and Intervention. The Authority may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Authority believes that an investigation is required in the interest of the insurer’s policyholders or potential policyholders. In order to verify or supplement information otherwise provided to the Authority, the Authority may direct an insurer to produce documents or information relating to matters connected with the insurer’s business.

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

      Principal Representative. Under the Insurance Act, an insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of Annuity and Life Reassurance is at our offices in Hamilton, Bermuda, and John F. Burke, our Chief Executive Officer and Chief Financial Officer, is the principal representative of Annuity and Life Reassurance. Without a reason acceptable to the Authority, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days notice in writing to the Authority is given of the intention to do so. It is the duty of the principal representative, within 30 days of reaching the view that there is a likelihood of the insurer becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to make a report in writing to the Authority setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Authority relating to a solvency margin or liquidity or other ratio.

      Long-term Business Fund. An insurer carrying on long-term business is required to keep its accounts in respect of its long-term business separate from any accounts kept in respect of any other business. All receipts of Annuity and Life Reassurance’s long-term business form part of its long-term business fund. No payment may be made directly or indirectly from an insurer’s long-term business fund for any purpose other than a purpose related to the insurer’s long-term business, unless such payment can be made out of any surplus (certified by the insurer’s approved actuary) to be available for distribution otherwise than to policyholders. Annuity and Life Reassurance may not declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long-term business fund (as certified by the insurer’s approved actuary) exceeds the liabilities of the insurer’s long-term business (as certified by the insurer’s approved actuary) by the amount of the dividend and at least the $250,000 minimum solvency margin prescribed by the Insurance Act, and the amount of any such dividend may not exceed the aggregate of that excess (excluding the said $250,000) and any other funds properly available for payment of dividends, such as funds arising out of the business of the insurer other than long-term business.

      Certain Bermuda Law Considerations. We have been designated as non-resident for exchange control purposes by the Authority whose permission for the issue and transfer of our common shares has been obtained, as discussed below. This designation allows us to engage in transactions, or to pay dividends to non-residents of Bermuda who are holders of our common shares, in currencies other than the Bermuda Dollar.

      We have the consent from the Authority under the Exchange Control Act 1972 and regulations thereunder allowing for the transfer of our common shares between persons regarded as non-resident in Bermuda for exchange control purposes and our issuance of common shares to such persons, provided that the shares remain listed on an appointed stock exchange. As noted elsewhere in this report, on April 8, 2003, we received notice from the New York Stock Exchange that we did not satisfy its continued listing standards as of that date because the average closing price of our common shares had been below $1.00 for a 30 consecutive trading day period. If we cannot achieve a $1.00 average share price for 30 consecutive trading days within six months of the receipt of this notification, the NYSE will commence suspension and delisting procedures with respect to our common shares. If our common shares are no longer listed on the NYSE and we cannot have our shares listed on another appointed stock exchange, we would need to apply for an amendment to the permission of the Authority to allow for the trading of our common shares after they are delisted. While we believe that we would be able to obtain such permission so long as we are regulated by the SEC, we cannot assure you that we will be able to secure such permission or that we can predict that conditions the Authority may impose in granting such permission. If we cannot secure such permission, our common shares could no longer be transferred between, or issued to, persons regarded as non-resident in Bermuda for exchange control purposes without specific prior approval under the Exchange Control Act 1972.

      In addition, issues and transfers of the common shares to any person regarded as resident in Bermuda for exchange control purposes requires specific prior approval under the Exchange Control Act 1972. The common shares of Annuity and Life Reassurance cannot be transferred without the consent of the Authority.

      As “exempted companies,” Annuity and Life Re (Holdings) and Annuity and Life Reassurance are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but as exempted companies they may not participate in certain business transactions, including (i) the acquisition or holding of land in Bermuda (except that required for our business and held by way of lease or tenancy for terms of not more than 21 years) without the express authorization of the Bermuda legislature, (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Bermuda Minister of Finance, (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities, or (iv) the carrying on of business of any kind in Bermuda, including insuring domestic risks, except in furtherance of their business carried on outside Bermuda, and, in the case of Annuity and Life Reassurance, reinsuring any long-term business risks undertaken by any company incorporated in Bermuda and permitted to engage in the insurance and reinsurance business, or under a license granted by the Bermuda Minister of Finance.

United States

      General. Our Bermuda operating subsidiary, Annuity and Life Reassurance, is not licensed or admitted as an insurer in any state of the United States and is not directly subject to regulation in any state of the United States. The insurance laws of each state in the United States regulate the sale of insurance and reinsurance within their jurisdiction by reinsurers, such as Annuity and Life Reassurance, which are not licensed or admitted to do business within such jurisdiction. Annuity and Life Reassurance conducts its business through its Bermuda office. Annuity and Life Reassurance does not maintain an office, and its personnel do not solicit, advertise, settle claims or conduct other activities that may constitute the transaction of the business of insurance, in any jurisdiction in which it is not licensed or otherwise authorized to engage in such activities.

      Our United States operating subsidiary, Annuity and Life Reassurance America is licensed and authorized to conduct life insurance business in over 40 states of the United States and the District of Columbia. The insurance laws and regulations, as well as the supervisory authority that may be exercised by the various insurance departments in the United States, vary by jurisdiction, but generally grant broad powers to supervisory agencies or regulators to examine and supervise insurance companies and insurance holding companies with respect to the conduct of their insurance business. These laws and regulations generally require insurance companies to meet certain solvency standards, asset tests, standards of business conduct, guarantee fund assessments, and to file certain reports with regulatory authorities, including information concerning their capital structure, ownership, and financial condition. The insurance laws of Connecticut have the most significant impact on Annuity and Life Reassurance America because that is its state of domicile.

      Annuity and Life Re America (our wholly-owned U.S. holding company) is domiciled in Delaware and regulated as a Delaware corporation. The Delaware insurance holding company system laws and regulations generally do not apply to Annuity and Life Re America because it is not an insurer and because Annuity and

Life Reassurance America is not required to file registration statements with the Delaware Insurance Commissioner under applicable provisions of such laws and regulations. The books and records of Annuity and Life Re America may be subject to inspection by the Connecticut insurance regulators because Annuity and Life Re America is an affiliate of Annuity and Life Reassurance America, which is subject to Connecticut’s laws governing insurance company systems.

      The Connecticut insurance laws (applicable to Annuity and Life Reassurance America) require that transactions between or among Annuity and Life Reassurance America and any of its affiliates, including the payment of ordinary dividends to shareholders, shall be subject to the following requirements: (i) the terms shall be fair and reasonable; (ii) charges or fees for services performed shall be reasonable; (iii) expenses incurred and payment received shall be allocated to Annuity and Life Reassurance America in conformity with customary insurance accounting practices consistently applied; (iv) the books, accounts and records of each party shall be so maintained as to clearly and accurately disclose the precise nature and details of the transactions, including such accounting information as is necessary to support the reasonableness of the charges or fees to the respective parties; and (v) Annuity and Life Reassurance America’s surplus with respect to policyholders shall be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. In addition, certain transactions between or among Annuity and Life Reassurance America may not be entered into until notice of such transactions has been provided to the Connecticut Insurance Commissioner, and the Commissioner either approves the transaction or a thirty-day waiting period has passed during which the Commissioner has not disapproved the transaction.

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

      On November 20, 2002, the State of Connecticut Insurance Department and Annuity and Life Reassurance America entered into a letter agreement that acknowledges that the Connecticut Insurance Department is monitoring the financial condition of Annuity and Life Reassurance America and such letter agreement requires that certain financial transactions that Annuity and Life Reassurance America enters into, including disposal of assets, payment of dividends and settlement of inter-company balances with Annuity and Life Reassurance, be pre-approved by the Connecticut Insurance Department. In addition, the Connecticut Insurance Department has requested weekly reports from senior management of Annuity and Life Reassurance America on our status and any changes in the status of Annuity and Life Reassurance America. The letter agreement continues to be effective until March 1, 2004.

      The Connecticut Insurance Commissioner has the authority to apply for an order authorizing him to rehabilitate an insurer if the Connecticut Insurance Commissioner determines that such insurer is in such condition that the further transaction of business would be hazardous, financially, to its policyholders, creditors or the public. If the Connecticut Insurance Commissioner finds, among other things, that further attempts to rehabilitate the insurer are futile, he may request a petition for an order of liquidation from a Connecticut court.

      Credit for Reinsurance. In addition to the regulatory requirements imposed by the jurisdictions in which a reinsurer is licensed, a reinsurer’s business operations are affected by regulatory requirements in other jurisdictions governing “credit for reinsurance” which are imposed on its ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the insurance regulator of the ceding company’s domiciliary jurisdiction is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for policy reserves, claims and other amounts ceded to such reinsurer. Many jurisdictions permit ceding companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted reinsurers only if adequate security is posted. Because our operating subsidiary Annuity and Life Reassurance is not licensed, accredited or approved in any jurisdiction except Bermuda, its reinsurance contracts typically require it to post a letter of credit or other security. At December 31, 2002, most of our cash and investments were posted as collateral to secure our obligations under reinsurance agreements and letter of credit facilities. We did not have sufficient available cash and investments at December 31, 2002 to post collateral to satisfy all of our obligations under certain of our reinsurance treaties. Since that date, certain of our cedents have asserted that we must satisfy additional substantial collateral requirements, bringing the total asserted collateral requirements of our cedents to approximately $140 million in excess of amounts that we currently have posted. We are currently analyzing these asserted collateral requirements and have not concluded that such amounts are in fact required to be posted as collateral under the relevant reinsurance contracts. If these asserted collateral requirements are valid, we do not believe we will have sufficient available cash and investments to satisfy them and will need to attempt to negotiate other means of meeting or reducing these requirements with our cedents. If these negotiations are unsuccessful, our cedents could initiate arbitration proceedings against us for the satisfaction of our obligations to them. If we are unable to satisfy those obligations, our cedents could be deemed creditors of ours, in which case, they could institute proceedings seeking our liquidation.

Item 2.     Properties.

      We conduct our operations from leased office space located at Cumberland House, 1 Victoria Street, Hamilton, HM 11, Bermuda. Annuity and Life Re America conducts its operations from leased space located at 280 Trumbull Street, Hartford, Connecticut, USA. We believe our space is adequate to meet our current and expected needs.

Item 3.     Legal Proceedings.

      On January 21, 2002, we served written notice of arbitration in connection with our annuity reinsurance contract with Transamerica Occidental Life Insurance Company. In the arbitration, we were seeking monetary damages and/or equitable relief from Transamerica based on the claim that certain actions and/or omissions by Transamerica deprived us of the benefit of this reinsurance transaction. On November 8, 2002, we announced that the arbitration panel assigned to the matter had denied our claim against Transamerica. The arbitration panel upheld Transamerica’s position that our annuity reinsurance contract was a valid and enforceable contract and that Transamerica had acted in a commercially reasonable matter.

      On April 23, 2002, we served written notice of arbitration on The Metropolitan Life Insurance Companies (“MetLife”), the cedent under our largest life reinsurance agreement, seeking equitable relief and monetary damages based on MetLife’s misrepresentation of and failure to disclose material facts known to it relating to the agreement. On January 30, 2003, we also provided written notice to MetLife of a premium rate increase, effective March 5, 2003, which also has become a subject of this arbitration. An arbitration panel is scheduled to hear these claims in December 2003.

      In May 2002, we served written notice of arbitration in connection with our life reinsurance agreement with Lincoln National. During the third quarter of 2002, we settled the arbitration, and Lincoln National recaptured the contract that had been the subject of the arbitration.

      On and since December 4, 2002, certain of our shareholders have filed purported shareholder class action lawsuits against us and certain of our present and former officers and directors in the United States District Court for the District of Connecticut seeking unspecified monetary damages. The plaintiffs claim that the defendants violated certain provisions of the United States securities laws by making various alleged material misstatements and omissions in public filings and press releases. We have not yet responded to these lawsuits.

      On February 6, 2003, we were served with a statutory demand under Bermuda law from Manufacturer’s Life Insurance Company, Barbados Branch (“Manulife”) related to our alleged failure to return or collateralize a letter of credit Manulife issued on our behalf. On February 25, 2003, we filed an application with the Bermuda Supreme Court seeking an injunction to prevent Manulife from filing proceedings to wind up our business on the basis that Manulife is not a creditor of ours and therefore did not have standing to make the statutory demand. On March 21, 2003, the court held in our favor and issued an injunction preventing Manulife from commencing winding up proceedings based upon that demand. Since that date, as the result of recaptures of certain reinsurance agreements by cedents of our U.S. operating subsidiary, the need for Manulife’s letter of credit facility has been eliminated, and the letter of credit has been terminated.

      On March 18, 2003, Hartford Life Insurance Company, the cedent under our largest guaranteed minimum death benefit reinsurance contract, served notice seeking to institute arbitration proceedings against us alleging that we have failed to satisfy additional collateral requirements under the contract of approximately $59 million. The arbitration is in its preliminary stages.

      There are no other arbitration or other legal proceedings currently in process.

Item 4.     Submission of Matters to a Vote of Security Holders.

      During the fourth quarter of 2002, no matters were submitted to our security holders for a vote.

PART II

Item 5.	Market for Our Common Equity and Related Shareholder Matters.

Market Information

      Our common shares began trading on the New York Stock Exchange on August 1, 2001 under the ticker symbol “ANR”. Prior to August 1, 2001, our shares were traded on the NASDAQ National Market under the symbol “ALRE”. Based upon publicly available information on trading in our shares on both the NYSE and NASDAQ the high and low sales prices of our common shares for each calendar quarter for the years 2002 and 2001 were as follows:

	2002		2001

Period	High	Low	High	Low

January 1 — March 31	$26.09	$15.55	$32.88	$26.44
April 1 — June 30	21.20	16.60	36.76	27.26
July 1 — September 30	18.50	3.60	37.25	29.00
October 1 — December 31	5.35	1.80	35.40	20.71

      As of April 1, 2003, there were approximately 2,700 record holders of our outstanding common shares, excluding participants in securities position listings. At April 1, 2003 the closing price of our stock was $0.62 per common share.

Dividends

      Quarterly dividends of $0.05 per common share were declared and paid in each quarter of 2002 and 2001. Both we and our Bermuda operating subsidiary, Annuity and Life Reassurance, are required to comply with the provisions of the Bermuda Companies Act that regulate the payment of dividends and the making of distributions from contributed surplus. Neither we nor Annuity and Life Reassurance may declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (i) the relevant company is, or would be after the payment, unable to pay its liabilities as they become due; or (ii) the realizable value of the relevant company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. As of December 31, 2002, we could not reasonably determine that we met these grounds. Accordingly, on February 19, 2003, we announced that we would not declare or pay a dividend on our common shares during the first quarter of 2003. The declaration and payment of future dividends to holders of our common shares will be at the discretion of our Board of Directors and will depend upon our earnings and financial condition, capital requirements of our subsidiaries, the ability of our operating subsidiaries to pay dividends to us, regulatory considerations and other factors the Board of Directors deems relevant. For a discussion of other factors affecting our ability to pay dividends, see Item 1. Business — Regulation, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 16 to our Consolidated Financial Statements included elsewhere in this report. We do not expect to declare or pay dividends in the near future. Currently, there is no Bermuda withholding tax on dividends paid by us to shareholders.

Item 6.     Selected Financial Data.

      The following table sets forth selected financial data and other operating information. The selected financial data has been derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements and accompanying notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.

	For the Year Ended December 31,

	2002	2001	2000	1999	1998

Income Statement Data
Revenues
Net premiums	$344,097,441	$251,793,237	$168,404,022	$100,835,007	$27,943,890
Investment income, net of related expenses	102,138,985	91,128,696	136,648,327	85,089,811	24,130,550
Net realized investment gains (losses)	19,749,266	1,230,038	(4,817,121)	(1,284,769)	2,673,281
Net change in fair value of embedded derivatives	(25,846,110)	5,029,027	—	—	—
Surrender fees and other revenues	16,156,437	18,519,701	6,915,870	3,215,429	311,243

Total Revenues	$456,296,019	$367,700,699	$307,151,098	$187,855,478	$55,058,964

Benefits and Expenses
Claim and policy benefits	$352,408,801	$216,025,010	$132,810,192	$79,953,160	$23,297,115
Interest credited to interest sensitive products	71,370,616	49,258,418	65,842,303	22,312,684	1,989,000
Policy acquisition costs and other insurance expenses	125,877,980	126,580,549	58,985,523	42,200,688	6,541,872
Collateral costs	12,948,115	1,200,000	—	—	—
Operating expenses	22,577,792	11,552,418	10,411,344	7,685,802	4,219,360

Total Benefits and Expenses	$585,183,304	$404,616,395	$268,049,362	$152,152,334	$36,047,347

Net (loss) income before cumulative effect of a change in accounting principle	$(128,887,285)	$(36,915,696)	$39,101,736	$35,703,144	$19,011,617
Cumulative effect of a change in accounting principle	—	(3,665,735)	—	—	—

Net (loss) income	$(128,887,285)	$(40,581,431)	$39,101,736	$35,703,144	$19,011,617

Basic (loss) income per common share	$(5.01)	$(1.59)	$1.53	$1.40	$0.81
Diluted (loss) income per common share	$(5.01)	$(1.59)	$1.42	$1.31	$0.76
Dividends per common share	$0.20	$0.20	$0.16	$0.16	$0.04
Weighted average shares outstanding	25,738,724	25,602,664	25,499,999	25,499,999	24,020,999
Balance Sheet Data (in thousands)
Invested assets, including cash and cash equivalents	$306,346	$423,780	$321,819	$304,060	$342,614
Funds withheld	$1,427,093	$1,489,689	$1,530,110	$1,532,653	$1,200,101
Total assets	$2,044,698	$2,310,773	$2,226,602	$2,056,086	$1,706,510
Stockholders’ equity	$268,337	$402,189	$440,330	$392,055	$375,340
Other Financial Data
Book value per common share(1)	$10.28	$15.65	$17.27	$15.37	$15.63
Life insurance in force (in thousands)	$117,511,000	$117,400,000	$77,019,000	$45,407,000	$22,538,000

(1)	Book value per share is computed by dividing stockholders’ equity at the end of the period by the number of common shares then outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following analysis of our consolidated financial condition and results of operations should be read in conjunction with Item 6. Selected Financial Data and the consolidated financial statements and accompanying notes included elsewhere in this report.

Forward-Looking Statements

      This report, together with other statements and information we may provide, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for future operations and financing needs or plans, as well as assumptions relating to the foregoing. The words “expect,” “project,” “estimate,” “predict,” “anticipate,” “believe,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements include these expressions. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. We assume no obligation to update any forward-looking statement to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

      Factors that could materially and adversely affect our operations and financial condition and/or cause our actual results of operations or financial condition to differ from those expressed or implied in our forward-looking statements include, but are not necessarily limited to, the following:

•	As a Bermuda reinsurer, we are required to post collateral for the statutory reserves ceded to us by U.S. based insurers and reinsurers. We do not have sufficient available cash and investments to satisfy the collateral requirements asserted by the cedents under certain of our reinsurance treaties. In addition, a provider of letters of credit issued on our behalf has demanded the return or collateralization of those letters of credit. While we believe our plan to reduce or satisfy these obligations by negotiating the termination, recapture or novation of additional reinsurance agreements or by raising additional capital are preferable to other alternatives, we presently have no commitments for the termination or sale of any of our remaining reinsurance contracts and have been unable to raise capital since beginning such efforts in early 2002. There can be no assurance that our plans will be sufficient to improve our operations or liquidity. If we are not successful in implementing our plans, or if those plans are insufficient, we will not be able to satisfy our obligations in 2003 and will likely be required to liquidate our business if we cannot successfully pursue any other strategic alternative. If we are required to liquidate, we can give you no assurance that we will be able to realize the book value of our assets or that investors in our common shares will realize any value on those shares.

•	Under Bermuda law, a single creditor could make a statutory demand upon us for satisfaction of obligations owed to that creditor. If the statutory demand is held to be valid, and we are unable to satisfy our obligations to that creditor, the creditor may institute proceedings seeking the liquidation of our business. As of the date of this report, we have been served with two statutory demands under Bermuda law and have satisfied or otherwise eliminated our obligations to the parties making those demands. If a creditor of ours successfully pursues this statutory process and we are unable to discharge our obligations, liquidation proceedings could be commenced against us.

•	In an effort to meet or reduce the collateral requirements of our ceding companies, we have negotiated the termination, recapture or novation of several of our annuity and life reinsurance contracts, including certain of our historically profitable contracts. We also have ceased to write new reinsurance agreements and have notified our existing clients that we will not be accepting any new business under existing treaties on their current terms. Further, we do not anticipate resuming to write new reinsurance agreements in the foreseeable future. As a result, our cash flow and results of operations in the near future will be based solely upon the performance of our remaining book of business and the returns generated from our invested assets. Of our remaining book of business, we have a few large reinsurance contracts that represent a material concentration of our net premiums, funds withheld at interest asset, deferred policy acquisition costs and interest sensitive contract liabilities. We have experienced substantial losses on certain of these remaining contracts in the past, including our annuity reinsurance contract with Transamerica and our largest guaranteed minimum death benefit contract. Unless our remaining contracts perform substantially better than they have in past periods, the losses from these contracts will have an increasingly significant adverse impact on our results of operations.

•	The financial strength ratings of both our operating subsidiaries have been downgraded to a level that effectively precludes them from writing new business. We cannot assure you that we will be able to increase those financial strength ratings or our cash and liquidity positions to a level where we can resume writing new business. If we are able to position ourselves to write new business in the future, we cannot assure you that we will be able to attract and retain customers.

•	A purported shareholder class action lawsuit has been filed against us and certain of our present and former officers and directors alleging violations of United States securities laws. In addition, several of our ceding companies have asserted that we are in breach of our reinsurance agreements, and we may need to enter into arbitration or litigation to resolve these matters. We cannot assure you that we will be successful in the defense of any of our current or future litigation or arbitration proceedings. If the outcome in any such proceeding is adverse to us, our results of operations and financial condition would be adversely impacted.

•	On April 8, 2003, we received notice from the New York Stock Exchange that we did not satisfy its continued listing standards as of that date because the average closing price of our common shares had been below $1.00 for a 30 consecutive trading day period. If we cannot achieve a $1.00 average share price for 30 consecutive trading days within six months of the receipt of this notification, the NYSE will commence suspension and delisting procedures with respect to our common shares. In addition, the NYSE informed us that it is considering whether we continue to meet certain of its qualitative continued listing standards due to concerns over our financial condition. We can provide no assurance that we will be able to maintain the listing of our common shares on the NYSE. If delisted, the liquidity of our common shares likely would decrease to a point where our shareholders may experience difficulties selling, and may be unable to sell, any of our common shares. We cannot assure you that, if delisted, our common shares will qualify for trading in an over-the-counter bulletin board system, the pink sheets or any similar trading system, or that if they do qualify, a trading market in our common shares will develop. In addition, if our common shares are no longer listed on an appointed stock exchange, we would need to apply for an amendment to the previously granted consent of the Bermuda Monetary Authority to permit for the trading of our common shares after they are delisted. While we believe that we would be able to obtain such permission so long as we are regulated by the SEC, we cannot assure you that we will be able to secure such permission or that we can predict what conditions the Authority may impose in granting such permission. If we cannot secure such permission, any transfers of our common shares between persons regarded as non-resident in Bermuda for exchange control purposes would require specific prior approval under Bermuda law. Please see Item 1. Business — Regulation for more information.

•	In preparing our financial statements, we use estimates and assumptions based upon the best information available and management’s best judgment at the time our financial statements are prepared. The most significant estimates relate to policyholder benefit reserves for both the life and annuity business, the recoverability of deferred acquisition costs and the fair value of the embedded derivatives related to certain of our annuity reinsurance contracts. These estimates require us to make assumptions about, among other things, future mortality, persistency, lapses, expenses and investment performance based upon historical results and information provided to us by our cedents. While we believe these estimates to be reasonable, we cannot assure you that they will be accurate. If these estimates prove to be inaccurate, they could have a significant adverse impact on our financial condition and results of operations. For example, we have had to increase our reserves in the recent past regarding several of our largest contracts, including our largest guaranteed minimum death benefit contract. We also had to record substantial write downs of deferred acquisition costs related to our annuity reinsurance contract with Transamerica in 2002, after having written down such costs in 2001 to what we then believed to be an appropriate level.

•	We are exposed to the risk that the level of death claims we receive will exceed that which we assumed in pricing our reinsurance contracts. In 2001 and 2002, we had substantial unexpected adverse mortality experience under certain of our life reinsurance contracts. Mortality experience that is less favorable than we assumed in pricing a reinsurance agreement will negatively affect our net income. Furthermore, even if the total benefits paid over the life of a contract do not exceed the expected amount, unexpected increases in the incidence of deaths or the size of individual claims can cause us to pay more benefits in a given accounting period than expected, adversely impacting the profitability of our business in any particular quarter or year.

•	Our continued operations are dependent on our ability, and the ability of our ceding companies, to manage investment risks. Unexpected volatility or illiquidity in the markets in which we directly or indirectly hold positions could adversely affect our business. Our investments and the assets held and managed by our ceding companies include a limited amount of investments in below investment grade fixed income securities. While any investment carries some risk, the risks associated with lower-rated securities generally are greater than the risks associated with investment grade securities. We also may be exposed to equity related investment risk associated with certain of our products. If we fail to match the equity related asset risk accurately with the equity related liabilities, we could be exposed to the volatility of the equity markets. This could result in losses, such as those experienced under our Transamerica contract, which in turn would further adversely affect our business.

•	As of the date of this report, approximately $1.0 billion of the assets supporting the policies we reinsure were held and managed by our ceding companies or their investment managers under our modified coinsurance and coinsurance funds withheld arrangements. A significant portion of our total investments is therefore dependent upon the investment decisions of third parties over whom we have limited, if any, control.

•	Our ability to satisfy our obligations under our reinsurance contracts is significantly affected by the performance of our investments and the invested assets held and managed by our ceding companies. For example, if the invested assets held and managed by our ceding companies or their investment managers in connection with our remaining annuity reinsurance contracts do not accumulate at rates sufficient to allow us to meet our obligations to make certain guaranteed payments, we could be forced to fund any shortfalls in these policy benefits, as we had to do in recent years with respect to our annuity reinsurance contract with Transamerica and our largest guaranteed minimum death benefit contract. If we are required to fund similar shortfalls in the future, it would adversely affect our business.

•	Significant changes in interest rates expose us to the risk of reduced investment income when interest rates are falling and to greater realized losses from the sale of securities when interest rates are rising. In addition, changes in interest rates can negatively affect the income we derive from the spreads between the interest rates earned on investments and the credited interest rates paid on the policies that we reinsure. If interest rates remain at their current low levels, our investment yields likely will be insufficient to cover the credited interest rates paid under the policies we reinsure, which would adversely affect our business.

•	Pursuant to FAS 133 — Accounting for Derivative Instruments and Hedging Activities, certain of our annuity reinsurance contracts are deemed to host embedded derivatives that must be bifurcated and accounted for separately. Changes in the fair value of the embedded derivatives are primarily driven by credit risk related changes in the market value of assets underlying these contracts, changes in expected future cash flows and changes in interest rates. These changes in fair value are reported as a component of net income, thereby increasing the volatility of our reported net income. If prevailing market conditions or other factors adversely impact the value of the embedded derivative components of our annuity reinsurance contracts, it could have a substantial effect on our results of operations.

•	Most of the annuity products we reinsure allow policyholders to withdraw their funds under certain circumstances. In addition, certain of our life and annuity reinsurance agreements provide recapture rights that allow the ceding company to reassume all or a portion of the risk formerly ceded to us.

Currently, our financial strength ratings are at the level where certain of these agreements can be recaptured. Although we attempt to manage our investment portfolio so that we have sufficient liquidity to support anticipated withdrawals and recaptures, we cannot assure you that we will be able to dispose of assets on favorable terms in the future to support withdrawals and recaptures.

•	While we believe that the Securities and Exchange Commission has completed its review of certain of our prior public filings, we can provide no assurance as to whether it will require us to make any further changes to the financial, pro forma or other information and data included in this report or in other periodic reports we have filed with the SEC.

•	The American Institute of Certified Public Accountants has issued a proposed Statement of Position that, if adopted, could require us to establish additional reserves for our reinsurance contracts covering guaranteed minimum benefits related to variable annuity contracts, which could result in losses. We anticipate that this new standard, if adopted, will increase the volatility of our reserves, which will affect our reported results of operations.

•	Terrorist attacks may negatively affect our results of operations in that we may experience higher than expected death claims in a given period, such as occurred in 2001 with the attack on the World Trade Center. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. In addition, the United States has entered into armed conflicts, which could have a further impact on our business in ways we cannot currently anticipate. Political and economic instability in some regions of the world may also result and could negatively impact our business.

•	The loss of any member of our management team, particularly John F. Burke, our current Chief Executive Officer and Chief Financial Officer, could adversely affect our business.

•	When we purchase reinsurance from another reinsurance company, known as a retrocessionaire, to cover certain risks that we have ourselves reinsured, we are subject to the risk that the retrocessionaire will be unable to pay amounts due to us because of its own financial troubles. The failure of a retrocessionaire to pay amounts due to us will not absolve us of our responsibility to pay our customers for risks that we have insured. Failure of our retrocessionaires to pay us could have a material adverse effect on our business, results of operations and financial condition.

•	We are subject to the laws and regulations of the jurisdictions in which we conduct business. These laws and regulations cover many aspects of our business, including licensure, premium rates, marketing practices and capital adequacy. Recently, the insurance and reinsurance regulatory framework has become subject to increased scrutiny in many jurisdictions and regulators have started to reexamine existing laws and regulations. Changes in these laws and regulations could have an adverse affect on our operations. On November 20, 2002, the State of Connecticut Insurance Department and our United States operating subsidiary entered into a letter agreement that acknowledges that the Connecticut Insurance Department is monitoring the financial condition of the U.S. operating subsidiary and such letter agreement requires that certain financial transactions entered into by the subsidiary, including disposal of assets, payment of dividends and settlement of inter-company balances with our Bermuda operating subsidiary, be pre-approved by the Connecticut Insurance Department. In addition, the Connecticut Insurance Department has requested weekly reports from senior management of our United States operating subsidiary on our status and any changes in the status of Annuity and Life Reassurance America. The letter agreement continues to be effective until March 1, 2004. Further deterioration in our financial condition could expose our operations in the United States and Bermuda to increased levels of regulatory scrutiny and possibly to the winding up of our operations.

•	As a holding company, we have no significant operations or assets other than our ownership of the capital stock of our subsidiaries. Dividends and other permitted payments from our subsidiaries are our sole source of funds to pay expenses and dividends, and any limitations imposed on our subsidiaries to make such payments to us, especially our Bermuda operating subsidiary, may cause us to have insufficient funds to operate our business and pay our expenses.

•	We, along with Annuity and Life Reassurance, are Bermuda corporations that we believe are not subject to United States income tax because neither engages in business in the United States. However, because there is no definitive guidance as to what constitutes being engaged in trade or business in the United States, there can be no assurance that in the future the Internal Revenue Service may not contend that we are engaged in trade or business in the United States. If we were considered to be engaged in business in the United States, we could be subject to United States tax at regular corporate rates on our taxable income that is effectively connected with their United States business plus an additional 30% “branch profits” tax on such income remaining after the regular tax. Such taxes would have an adverse affect on our business.

General

      Our company encountered significant difficulties during the year ended December 31, 2002. In addition to reporting a significant operating loss for the year, we did not have sufficient available cash and investments at December 31, 2002 to post collateral to satisfy all of our obligations under certain of our reinsurance treaties. Since that date, certain of our cedents have asserted that we must satisfy additional substantial collateral requirements, bringing the total asserted collateral requirements to approximately $140 million in excess of amounts we currently have posted. We are currently analyzing these asserted collateral requirements and have not concluded that such amounts are in fact required to be posted as collateral under the relevant reinsurance contracts. In addition, we are also attempting to address a request from a letter of credit provider to collateralize or return approximately $45 million of outstanding letters of credit issued on our behalf. In an effort to meet or reduce our collateral requirements and improve our liquidity, we have novated, terminated or negotiated the recapture of several of our annuity and life reinsurance contracts, including our annuity reinsurance contract with Ohio National, which was our second largest annuity reinsurance contract, and certain of our more profitable life reinsurance contracts.

      While we plan to continue to receive premiums and pay claims under our remaining reinsurance treaties, we have ceased to write new reinsurance agreements and have notified our existing clients that we will not be accepting any new business under existing treaties on their current terms. We do not anticipate resuming to write new reinsurance agreements in the foreseeable future. Our plans for the future involve attempting to meet or reduce the additional collateral requirements of our ceding companies by continuing to negotiate the recapture, retrocession, novation or sale of certain of our reinsurance agreements, but there can be no assurance that we will be able to negotiate favorable terms for such transaction. We have also instituted substantial premium rate increases on all of our non-guaranteed premium yearly renewable term contracts that remain in force. There can be no assurance that our plans will be sufficient to improve our operations or liquidity. If we are not successful in implementing our plans, or if those plans are insufficient, we will not be able to satisfy our obligations in 2003 and will likely be required to liquidate our business if we cannot successfully pursue any other strategic alternative.

      In light of the foregoing, the discussion of our results of operations for the year ended December 31, 2002 presented in this report is not likely to be indicative of our future operating results. Pro forma financial information giving effect to certain novations, terminations and recaptures is presented in the section headed “— Pro Forma Effects of Recent Transactions.”

      Our primary life products continues to be reinsurance of ordinary life insurance, primarily for mortality risk. Profitability of our life reinsurance line depends in large part on the volume and amount of death claims incurred. While death claims are reasonably predictable over a long time horizon, they are less predictable over shorter periods and are subject to fluctuation from quarter to quarter and year to year. Significant fluctuations from period to period could adversely affect the results of our operations, as occurred in 2002. At December 31, 2002 and 2001, the total face amount of our life insurance in force amounted to approximately $117.5 billion and $117.4 billion, respectively. At March 31, 2003, we estimate our life reinsurance in force to be approximately $72 billion, reflecting the novations, terminations and recaptures of certain of our reinsurance agreements that had occurred since December 31, 2002. At December 31, 2002 and 2001, we had retroceded approximately $1.26 billion and $493 million of our obligations under our life reinsurance contracts to other reinsurers, respectively, or 1.07% and 0.42% of our life insurance in force, respectively.

      Our primary annuity products are reinsurance of general account fixed deferred annuities, general account payout annuity obligations and certain ancillary risks arising from variable annuities. Profitability of the annuity reinsurance line is primarily dependent on earning a spread between the interest rate earned on the assets under management and the interest rate credited to the policyholder. This product line is market and interest rate sensitive. Fluctuations in the general level of interest rates, fixed income markets, and equity markets from period to period may cause fluctuations in the results of our operations. The combined effects of poor market performance and excessive surrender rates can adversely impact this product line, such as occurred in 2002 and 2001. At December 31, 2002 and 2001, our liability for annuity reinsurance contracts amounted to approximately $1.4 billion and $1.5 billion, respectively. At March 31, 2003, our liability for annuity reinsurance contracts amounted to approximately $1.0 billion, reflecting terminations and recaptures that have occurred since December 31, 2002, including the termination of our annuity reinsurance contract with Ohio National in February 2003.

Critical Accounting Policies

      Annuity and Life Re (Holdings), Ltd. is a Bermuda holding company with operating subsidiaries in Bermuda and the United States. We consolidate the operations of all of our subsidiaries in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions developed by our management. Any adjustments to the reported amounts of assets or liabilities resulting from changes in estimates are reflected in earnings in the period the estimates are revised. Certain management estimates are based, in part, on information provided by ceding companies. Our ceding companies periodically update, refine and revise the reinsurance information they provide to us. This revised data is reflected in earnings as changes in estimates.

      Set forth below is a summary of the accounting policies that management believes are critical to the preparation of our consolidated financial statements. This summary should be read in conjunction with the discussion of our accounting policies included in Note 3 to the consolidated financial statements included elsewhere in this report.

      Deferred Policy Acquisition Costs. The costs of acquiring new business, principally allowances, which vary with and are primarily related to the production of new business, are deferred.

      For traditional life and annuity policies with life contingencies, deferred policy acquisition costs are charged to expense using assumptions consistent with those used in computing policy reserves. Assumptions as to anticipated premiums are estimated at the date of the policy issuance, or the effective date of the most recent premium rate increase, and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in earnings in the period such deviations occur. For these contracts, the amortization periods are generally the estimated life of the policies. As discussed elsewhere in this report, we are attempting to improve our liquidity by novating and recapturing certain of our reinsurance agreements. If we cannot novate or recapture these reinsurance agreements on favorable terms, we will incur additional deferred acquisition cost write downs.

      In preparing our financial statements, we make assumptions about our proportionate share of future investment income that will be earned from the investment of premiums received from underlying policyholders by our ceding companies and about future rates of lapse of policies underlying our annuity reinsurance contracts when estimating gross profits arising from such contracts. These assumptions have a direct impact on the amount of expected future minimum interest guarantee payments and our estimated expected gross profits on these annuity reinsurance contracts and, therefore, on the recoverability of the deferred acquisition costs carried on our balance sheet for these contracts. While these estimates are based upon historical results and information provided to us by our cedents, actual results could differ (and, in the past, have differed) materially from our estimates for a variety of reasons, including the failure of our ceding companies to report timely information regarding material developments under our reinsurance agreements. Such differences could be material to our future results. If our assumptions for investment returns prove to be inaccurate, or if lapse rates exceed our assumptions, we may be required to make additional minimum interest guarantee payments and record additional charges, which would adversely impact our earnings.

      Embedded Derivatives. We have concluded that there are embedded derivatives within the Funds withheld at interest receivable related to certain of our annuity reinsurance contracts written on a modified coinsurance or coinsurance funds withheld basis that require bifurcation and separate accounting under Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities. These embedded derivatives are similar to a total return swap arrangement on the underlying assets held by our ceding companies. The net fair value of these embedded derivatives is classified as part of our Funds withheld asset on our balance sheet. We have developed a cash flow model with the assistance of outside advisors to arrive at an estimate of the fair value of this total return swap that uses various assumptions regarding future cash flows under the affected annuity reinsurance contracts. The fair value of the embedded derivative is influenced by changes in credit risk, changes in expected future cash flows under the annuity contracts and interest rates. The change in fair value of these embedded derivatives is recorded in our statement of operations as Net change in fair value of embedded derivatives, which is a non-cash item. The change in fair value of these embedded derivatives also impacts the emergence of expected gross profits for purposes of amortizing deferred acquisition costs associated with these contracts. The application of this accounting policy has increased the volatility of our reported earnings. While we have made an estimate of the fair value of these embedded derivatives using a model that we believe to be appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, it is possible that we may modify our methodology. Changes in our assumptions and industry standards could have a significant impact on the fair value of the embedded derivatives and our reported earnings. We do not bifurcate and separately account for the embedded derivatives contained in certain of our contracts, including our Transamerica annuity reinsurance agreement and our guaranteed minimum income benefit reinsurance agreement, because we acquired those agreements prior to the transition date elected by us under FAS 133, as amended by FAS 137. Because of the nature of the assets underlying our Transamerica contract, which were roughly 65% convertible bonds at December 31, 2002, the bifurcation and separate accounting for the embedded derivatives contained in that contract would add significant volatility to our reported results. If we bifurcated and separately accounted for the embedded derivative contained in our guaranteed minimum income benefit reinsurance agreement, it also would add volatility to our reported results.

      Recognition of Revenues and Expenses. Reinsurance premium revenues from life products with mortality risk are recognized when due from the policyholders. For those policies with premium paying periods that are significantly shorter than the total period over which benefits are expected to be provided, profits are deferred and recognized as income in a constant relationship to the insurance in force or, for annuities, in relation to the amount of expected future benefit payments. Premiums from universal life and investment-type contracts are recorded on our balance sheet as interest sensitive contracts liability. Revenues from these investment-type contracts consist of income earned on the assets and amounts assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Items that are charged to expense represent interest credited to policyholder accounts and other benefits in excess of related policyholders’ account balances, including minimum interest guarantee payments. We make estimates at the end of each reporting period regarding premiums and benefits for cedents who do not report such information in a timely manner. These estimates can have a significant effect on the amounts we report in our financial statements.

      Reserves for Policy Benefits, Including Claims Incurred but not Reported (IBNR) and Interest Sensitive Contract Liabilities. The development of reserves for policy benefits and for claims incurred but not reported for our life reinsurance contracts requires us to make estimates and assumptions regarding mortality, lapse, persistency, expense and investment experience. Such estimates are primarily based on historical experience and information provided by ceding companies. As occurred in the fourth quarter of 2002, actual results could differ materially from those estimates. We monitor actual experience, and where circumstances warrant, will revise our assumptions and the related reserve estimates.

      We reinsure certain minimum guarantees associated with variable annuity contracts. These include guaranteed minimum death benefits, guaranteed minimum income benefits, and enhanced earnings benefits. Our accounting policy is designed to establish reserves for expected claim payments based upon the long-term view of expected losses over the life of the underlying policies, based upon the original pricing assumptions. Our reserving policy allows us to increase reserves if reported claim amounts or claims volume exceed what was anticipated in pricing.

      At December 31, 2002, we had reserves for minimum guarantees associated with variable annuity contracts of $18,500,000. The American Institute of Certified Public Accountants has issued a proposed Statement of Position that could set new standards for accounting for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. We anticipate that this new standard will, if adopted as currently written, increase the volatility of our reserves, which will affect our reported results of operations. Had we followed this proposed standard, at December 31, 2001, and March 31, and June 30, 2002, we estimate that no such reserves would have been required, while at September 30, and December 31, 2002, we estimate that approximately $22 million and $23 million, respectively, of such reserves would have been required. For further information about the market risk sensitivity of minimum guarantee associated with variable annuity products, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Operating Results

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Net (Loss) Income. For the year ended December 31, 2002, we had a consolidated net loss of $128,887,285 or a net loss of $5.01 per primary and fully diluted common share, as compared to a net loss of $40,581,431 or a net loss of $1.59 per primary and fully diluted common share for the year ended December 31, 2001. Our loss for the year ended December 31, 2002 was primarily the result of adverse mortality experience in the fourth quarter of 2002, a transaction involving the novation of certain of our reinsurance contracts to XL Life Ltd and our assumption of a portion of certain of those contracts back from XL Life, the write down of deferred acquisition costs related to our annuity reinsurance contract with Transamerica, reserve increases related to minimum guarantees on variable annuity contracts, unrealized losses on embedded derivatives and collateral costs.

      Our net loss for the year ended December 31, 2002 was significantly affected by adverse mortality experience driven by an unexpected increase in the number of reported claims during the fourth quarter of 2002. In addition to the increase in the number of claims, the aggregate average claim size was 31% greater than expected. We increased our pending claim liability by approximately $39,531,000 as a result of the increased volume and size of reported claims. Our analysis of the claim activity indicated that the incidence of late reported claims as a percentage of total reported claims had increased during the latter half of 2002. As a result of the increase in the percentage of late reported claims identified by us, we increased our reserves for incurred but not reported claims by approximately $4,000,000 in the fourth quarter of 2002 to reflect a longer than expected reporting lag and a higher average death benefit.

      On December 31, 2002, we entered into a transaction with XL Life Ltd, a subsidiary of XL Capital Ltd, a related party, pursuant to which we transferred certain blocks of life reinsurance business to XL Life. The transaction enabled us to reduce a substantial portion of our year end collateral requirements under our reinsurance agreements and to repay deposits received under a reinsurance agreement that had been used to satisfy certain of our cedents’ collateral requirements. We novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance contract with us with respect to four of those blocks of business. As a result of the transaction, we incurred a loss of approximately $26,382,000, primarily as a result of a write down of deferred acquisition costs of approximately $38,700,000 (which was partially offset by a net ceding commission paid by XL Life to us of approximately $18,000,000), a write off of prepaid expenses of approximately $2,400,000 related to the reinsurance agreement that was terminated in connection with the transaction and transaction costs of approximately $3,200,000. We also incurred losses of approximately $10,435,000 in connection with the termination or recapture of other reinsurance contracts during the year ended December 31, 2002, resulting from the write down of deferred acquisition costs and cash payments made to cedents net of reserve releases associated with those terminations or recaptures.

      Our net loss was also significantly affected by our annuity reinsurance contract with Transamerica, which is our largest annuity reinsurance contract and represented approximately $734 million or approximately 51%, of our Funds withheld at interest receivable as of December 31, 2002. We wrote down approximately $27,474,000 of deferred acquisition costs associated with the contract during the year ended December 31, 2002 as a result of higher than expected surrender rates on the underlying policies and our reduced estimate of expected gross profits under the contract in future periods due to expected minimum interest guarantee payments. Similar write downs of deferred acquisition costs of approximately $46,115,000 were made during the year ended December 31, 2001.

      We increased our minimum guarantee reserves associated with variable annuity reinsurance products by $7,760,000 and $10,740,000 during the third and fourth quarters of 2002, respectively, bringing our total carried balance of these reserves to $18,500,000 at December 31, 2002. These reserves are for expected claim payments associated with our guaranteed minimum death benefit, guaranteed minimum income benefit and enhanced earnings benefit contracts. This increase in reserves is the result of increasing claim activity in recent periods and continuing deterioration of the financial markets. This increase in claims activity also resulted in payments in excess of premiums earned of $3,620,153 and $5,791,853 on our contracts reinsuring such guarantees during the three and twelve month periods ended December 31, 2002, respectively.

      Under FAS 133, we are required to bifurcate and separately account for the embedded derivatives contained in certain of our annuity reinsurance contracts, and unrealized changes in the fair value of those embedded derivatives are reflected in our net income. For the year ended December 31, 2002, we experienced a net loss of approximately $17,572,000 (which is net of a related reduction in the amount of deferred acquisition cost amortization of approximately $8,274,000) in connection with our embedded derivatives, as compared to a net gain of approximately $43,000 (which is net of related deferred acquisition cost amortization of approximately $1,320,000) for the year ended December 31, 2001. The net gain for the year ended December 31, 2001 includes the cumulative effect of adopting the change in accounting principle, which was a loss of $3,665,735. The change in fair value of the embedded derivatives is influenced by changes in credit risk, changes in expected future cash flows under the annuity reinsurance contracts and interest rate changes.

      Net Premiums. Net premium revenue for the year ended December 31, 2002 was $344,097,441, an increase of 37% over net premium revenue of $251,793,237 for the year ended December 31, 2001. The majority of premium revenue in both years was derived from traditional ordinary life reinsurance. The growth reflects the level of new business written and the increase in the face amount of insurance in force during the year 2002, prior to the novations, terminations and recaptures of certain life reinsurance treaties that took place in the fourth quarter of 2002. At December 31, 2002, the total face amount of life insurance in force was approximately $117.5 billion, as compared with approximately $117.4 billion at December 31, 2001. The level of life insurance in force at December 31, 2002 reflects the novation of five large blocks of reinsurance to XL Life and our subsequent assumption of a portion of four of those blocks of reinsurance from XL Life pursuant to a 50% quota share reinsurance contract. Because the reinsurance agreements were novated as of December 31, 2002, Net premium revenue for the year ended December 31, 2002 reflects the entire premium earned on the novated contracts for the full year 2002, while life insurance in force at December 31, 2002 reflects the full effect of the reduction in insurance in force relating to the novations. As a result, insurance in force at December 31, 2002 was essentially flat as compared to December 31, 2001. As we continue to novate, terminate and negotiate the recapture of other reinsurance contracts, we expect our insurance in force and Net premium revenue to decline. Please see “— Pro Forma Effects of Recent Transactions” for further discussion of the pro forma effects of the novations, terminations and recaptures that occurred in 2002 and early 2003. In addition, we have stopped writing new reinsurance agreements and have notified our existing clients that we will not be accepting any new business under existing treaties on their current terms, which we expect will also adversely impact our net premium revenue going forward.

      Net Investment Income. Net investment income for the year ended December 31, 2002 was $102,138,985, an increase of 12% from net investment income of $91,128,696 for the year ended December 31, 2001. The increase in net investment income was partially the result of a significant increase in our invested assets during the year as a result of cash deposited with us at the end of 2001 through a reinsurance agreement that was designed to fund the collateral requirements of our cedents. This reinsurance agreement was terminated in December 2002, and we returned all cash that had been deposited with us to the reinsurer. The average yield rate earned on our invested assets was approximately 5.28% for the year ended December 31, 2002 compared with 5.74% for the year ended December 31, 2001, reflecting the overall decline in interest rates. The increase in net investment income was also due to an increase in the portion of our Funds withheld asset related to our Ohio National annuity reinsurance contract during 2002, which yielded higher rates than our Transamerica annuity reinsurance contract. Net investment income earned on Funds withheld for the year ended December 31, 2002 was $76,208,000, as compared with $70,963,000 for the year ended December 31, 2001. As noted above, we terminated our annuity reinsurance contract with Ohio National in February 2003. The average yield rate earned on Funds withheld was 5.25% for the year ended December 31, 2002, as compared with 4.6% for the year ended December 31, 2001. For purposes of calculating the average yield rate earned on our Funds withheld at interest, we include net realized capital gains and losses as reported to us by our ceding companies. We expect our net investment income to decline in 2003 as a result of the termination of the Ohio National contract and the return of the cash deposits we had received under the reinsurance agreement that was designed to fund the collateral requirements of our cedents.

      Net Change in Fair Value of Embedded Derivatives. Embedded derivative gains and losses result primarily from credit risk related changes in the market value of assets underlying certain of our fixed annuity reinsurance contracts, changes in expected future cash flows and changes in interest rates. Net change in fair value of embedded derivatives for the year ended December 31, 2002 was an unrealized loss of $25,846,110, as compared to an unrealized gain of $5,095,027 for the year ended December 31, 2001. The unrealized loss during the year ended December 31, 2002 was primarily due to credit spreads widening. In particular, the embedded derivatives associated with our annuity reinsurance contract with Ohio National were responsible for more than 50% of the loss due to credit spreads widening and bond defaults within the portfolio of assets supporting the contract. We terminated our annuity reinsurance contract with Ohio National in February 2003.

      Net Realized Investment Gains. Net realized investment gains were $19,749,266 for the year ended December 31, 2002, as compared with realized gains of $1,230,038 for the year ended December 31, 2001. The increase in Net realized investment gains for the year ended December 31, 2002 was the result of the strong credit quality of our investment portfolio, the low interest rate environment and significant sales from our investment portfolio in connection with the novation, termination and recapture of a number of our reinsurance agreements and to meet the collateral requirements of certain of our cedents. We make decisions concerning the sales of invested assets based on a variety of market, business and other factors.

      Claims and Policy Benefits. Claims and policy benefits includes both life and variable annuity benefits, including guaranteed minimum death benefits, guaranteed minimum income benefits and enhanced earnings benefits. Claims and policy benefits for the year ended December 31, 2002 were $352,408,801 or 102% of net premium, as compared with $216,025,010 or 86% of net premium for the year ended December 31, 2001. We experienced an unexpected increase in the number and size of claims during the latter half of 2002, particularly in the fourth quarter. In the fourth quarter of 2002, Claims and policy benefits were $127,768,226 or 143% of premium, as compared to $54,325,088 or 78% of premium for the fourth quarter of 2001. As of December 31, 2002, our cedents had reported to us pending claims, meaning our cedents had received notification that policyholders covered by the cedents’ insurance policies had died, of approximately $77,000,000, as compared to approximately $39,000,000 as of December 31, 2001. We performed a detailed analysis of the claim activity, which indicated that the incidence of late reported claims as a total of total reported claims increased during the latter half of 2002. As a result, we increased our reserves for incurred but not reported claims by approximately $4,000,000 in the fourth quarter of 2002 to reflect a longer than expected reporting lag and a higher average death benefit. We are continuing to monitor and analyze our experience under these life reinsurance contracts. At present, we believe that the increase in the number of reported claims is partly the result of our cedents’ concerns about our financial condition, while we believe that the increased average size of claims reflects, in part, an increase in the percentage of claims relating to new business contracts, many of which provide for higher face amounts of coverage on a growing policyholder base. We also continue to monitor and evaluate our experience under these contracts against the assumptions regarding mortality risk we made when pricing them. If claim volume and average claim size remain at the levels observed during the fourth quarter of 2002, or increase from those levels, our operating results would be materially and adversely affected. The novation, termination and recapture of our reinsurance agreements will reduce claims and policy benefits at an aggregate level in future periods, and it may affect the level of claims and policy benefits as a percentage of premiums. We also increased our reserves for expected claim payments associated with our guaranteed minimum death benefit, guaranteed minimum income benefit and enhanced earnings benefit contracts by approximately $18,500,000 during the year ended December 31, 2002, which was comprised of reserve increases of approximately $7,760,000 and $10,740,000 in the third and fourth quarters of 2002, respectively. This reserve increase was made in response to increasing claim activity in recent quarters and the continuing deterioration of the financial markets.

      Interest Credited to Interest Sensitive Products. Interest credited to interest sensitive products, which represents liabilities to policyholders we assume under certain annuity reinsurance agreements, was approximately $71,370,616 for the year ended December 31, 2002, as compared with approximately $49,258,418 for the year ended December 31, 2001. The 2002 expense includes approximately $26,700,000 in minimum interest guarantee payments, as compared to approximately $13,500,000 of payments in 2001. These minimum interest guarantee payments result from poor investment performance of invested premiums managed by the primary insurance company under our annuity reinsurance contract with Transamerica and higher than expected surrender rates on policies underlying that contract.

      Policy Acquisition Costs and Other Insurance Expenses. Policy acquisition costs and other insurance expenses, consisting primarily of allowances and amortization or write downs of deferred policy acquisition costs, were approximately $125,877,980 for the year ended December 31, 2002, as compared with $126,580,549 for the year ended December 31, 2001. During the year ended December 31, 2002, we wrote down $27,474,000 of deferred acquisition costs associated with our Transamerica annuity reinsurance contract. In 2001, we wrote down deferred acquisition costs on our Transamerica contract by approximately $46,115,000. The write downs are the result of higher than expected surrender rates on the policies underlying our reinsurance agreement with Transamerica, and our reduced estimate of expected gross profits under the Transamerica contract in future periods due to minimum interest guarantee payments. In addition, as a result of the year end 2002 transaction with XL Life, we wrote down additional deferred acquisition costs of approximately $38,700,000, offset in part by a net ceding commission we received from XL Life of $18,000,000. The change in amortization of deferred acquisition costs as a result of our embedded derivatives was a reduction in amortization of approximately $8,274,000 in 2002, compared to an increase in amortization of approximately $1,320,000 in 2001. As we continue to seek to novate, terminate or negotiate the recapture of certain of our reinsurance agreements, we may incur additional write downs of deferred acquisition costs.

      Collateral Costs. Collateral costs comprise fees charged by a reinsurer to provide cash deposits to us and other related expenses. These deposits had been used to fund excess statutory reserve requirements of our clients and have been recorded on our consolidated balance sheet as a deposit liability. Collateral costs were $12,948,000 for the year ended December 31, 2002, as compared with $1,200,000 for the year ended December 31, 2001, which reflects in part, the fact that the reinsurance agreement was only in place during November and December of 2001. The agreement pursuant to which the reinsurer provided the cash deposits was terminated in December 2002 in connection with the novation of certain of our life reinsurance contracts to XL Life. Approximately $2,378,000 in fees paid to XL Life and one of its affiliates in connection with those novations is included in our collateral costs in 2002, as is the write off of approximately $2,380,000 in prepaid amounts associated with the agreement. Further, in the third quarter of 2002, we entered into two interest rate swap agreements to manage the interest rate risk associated with the deposits. The cost of these swap agreements, which did not quality for hedge accounting, was approximately $2,570,000, and is included in our collateral costs. These swap agreements were terminated in January 2003.

      Other Operating Expenses. Operating expenses were approximately $22,577,792 or 5% of total revenue (excluding the net change in fair value of embedded derivatives) for the year ended December 31, 2002, as compared to $11,552,418 or 3% of total revenue (excluding the net change in fair value of embedded derivatives) for the year ended December 31, 2001. The increase in our operating expenses and the ratio of operating expenses to total revenue is primarily due to costs associated with our attempts to raise capital, the transaction with XL Life, significant incremental legal, accounting, and consulting expenses incurred in connection with the restatement of our financial statements for the years ended December 31, 2001 and 2000 and certain quarterly financial statements for 2002 and costs incurred in our search for a new Chief Executive Officer.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Net (Loss) Income. For the year ended December 31, 2001, we had a consolidated net loss of $40,581,431 or a net loss of $1.59 per primary and fully diluted common share, compared to net income of $39,101,736 or $1.53 per primary common share and $1.42 per fully diluted common share, for the year ended December 31, 2000. As more fully discussed below, our results for 2001 were adversely affected by poor performance on our annuity reinsurance contract with Transamerica, adverse mortality experience on two major life reinsurance contracts, and the September 11th tragedy.

      Our net income has historically been significantly affected by our annuity reinsurance contract with Transamerica, which is our largest annuity reinsurance contract and represented approximately $962 million, or approximately 65%, of our Funds withheld at interest receivable as of December 31, 2001. During 2001, with respect to the Transamerica contract, we recorded approximately $13,500,000 of minimum interest guarantee payments made to policyholders and write downs of deferred acquisition costs of approximately $46,115,000. The $13,500,000 expense for minimum interest guarantees for the year ended December 31, 2001 is comprised of payments of $1,600,000, $3,300,000, $4,400,000, and $4,200,000 with respect to the first, second, third, and fourth quarters of 2001, respectively. Although certain of those payments were actually made in prior quarters of 2001, we originally recorded the full expense and a related $19,500,000 charge for expected future minimum interest guarantee payments in the fourth quarter because that was the quarter in which we first received data that enabled us to estimate these payments accurately. We subsequently restated our financial statements for the fiscal year ended December 31, 2001 to record the $13,500,000 expense in the quarterly periods in 2001 in which the payments were made. In addition, as part of the restatement of our financial statements for the fiscal year ended December 31, 2001, portions of the $19,500,000 charge originally taken in the fourth quarter of 2001, and a similar charge of $24,700,000 taken in the third quarter of 2001, were allocated to prior quarters of 2001. We also restated our financial statements for the fiscal year ended December 31, 2000 to record approximately $2,800,000 of minimum interest guarantee payments that were made in 2000. This change caused the amortization of deferred acquisition costs to decrease by $1,915,000 in 2000, resulting in a net income decline of $885,000 in that year. While we wrote down deferred acquisition costs in 2001 to what we believe to be an appropriate level based upon reasonable assumptions about future investment performance and surrenders, the write downs were estimates. As discussed above, we were required to take additional substantial write downs in 2002 because our actual experience varied significantly from the assumptions used to write down the deferred acquisition costs in 2001.

      During the year 2001, we experienced $16,000,000 of adverse mortality experience on two life reinsurance contracts. While we anticipate that mortality experience on our life reinsurance business will be relatively constant over longer periods of time (our contracts can span 10 to 40 years), there can be fluctuations in the amount of reported deaths in any given quarter or year. With respect to one of these contracts, we have historically experienced a higher level of claims than expected when the policy was written. With respect to the other contract, the ceding company reported claims exceeding premium by $8,000,000 during 2001. Many of the claims related to deaths that occurred prior to 2001, but consistent with industry practice and our accounting policies, we recorded these claims in the third quarter of 2001 as they were reported to us. As discussed elsewhere in this report, we sought relief from our ceding reinsurers with respect to these two life reinsurance contracts. In April and May 2002, we served written notice of arbitration in connection with these agreements. During the third quarter of 2002, we settled our arbitration with Lincoln National, which recaptured the contract that had been the subject of the arbitration. The other arbitration is continuing. If we are unable to rescind, recapture, reprice, or otherwise restructure the agreement that is the subject of the ongoing arbitration, we may incur additional losses on this contract in future periods. In February 2003, we served the ceding company under the contract with notice of a premium rate increase, which has also become a subject of this arbitration.

      Our net loss for the year ended December 31, 2001 was also affected by the World Trade Center tragedy. We recorded an expense of $12,000,000 in the third quarter of 2001 based on our estimates of claims we expected to receive as a result of that event. We ultimately paid approximately $10,000,000 in actual death benefits.

      Under FAS 133, we are required to carry the fair value of the embedded derivatives contained in certain of our annuity reinsurance contracts on our balance sheet, and unrealized changes in the fair value of those embedded derivatives are reflected in our net income. The change in fair value of the embedded derivatives is influenced by changes in credit risk changes in expected future cash flows under the annuity reinsurance contracts and interest rate changes. The change in fair value also impacts the emergence of expected gross profits under the contracts for purposes of amortizing deferred acquisition costs. The cumulative effect of the change in accounting principle as of January 1, 2001 was a loss of $3,665,735, or a loss of $0.14 per basic and fully diluted common share, which is reflected in our net income for the year ended December 31, 2001.

      Net Premiums. Net premium revenue for the year ended December 31, 2001 was $251,793,237, an increase of 50% over net premium revenue of $168,404,022 for the year ended December 31, 2000. The majority of premium revenue was derived from traditional ordinary life reinsurance. The growth reflects the level of new business written in 2001 and the increase in the face amount of insurance in force. At December 31, 2001, the total face amount of life insurance in force increased 52% to approximately $117.4 billion, as compared with approximately $77.0 billion at December 31, 2000. New business writings and premium revenue levels are significantly influenced by the seasonal nature of the life reinsurance marketplace and by large transactions and therefore can fluctuate from period to period.

      Net Investment Income. Total net investment income for the year ended December 31, 2001 was $91,128,696, a decrease of 33% from net investment income of $136,648,327 for the year ended December 31, 2000. The decline was primarily due to the reduction in net investment income from our annuity reinsurance contract with Transamerica. As a result, income earned on Funds withheld for the year ended December 31, 2001 was $70,963,000, as compared with $116,522,000 for the year ended December 31, 2000, reflecting a general decline in interest rates and poor investment performance on the assets supporting the Transamerica contract. The average yield rate earned on Funds withheld was 4.59% for the year ended December 31, 2001, as compared with 7.61% for the year ended December 31, 2000. For purposes of calculating the average yield rate earned on Funds withheld we included net realized capital gains and losses as reported to us by our ceding companies. Also contributing to the decline in net investment income in 2001 was a decline in the average yield rate earned on our invested assets, which excludes Funds withheld. The average yield rate earned on our invested assets was approximately 5.74% for the year ended December 31, 2001 compared with 6.85% for the year ended December 31, 2000, reflecting an overall decline in interest rates.

      Net Change in Fair Value of Embedded Derivatives. Embedded derivative gains and losses result primarily from credit risk related changes in the market value of assets underlying certain of our fixed annuity reinsurance contracts, changes in expected future cash flows and changes in interest rates. During the year 2001, we benefited from the repositioning of one of our ceding companies’ portfolios in the fourth quarter. The result was an unrealized gain on our embedded derivative of $5,029,027 for 2001. We implemented FAS 133 effective January 1, 2001, so we did not record any embedded derivative gains or losses in 2000.

      Net Realized Investment Gains (Losses). Net realized investment gains were approximately $1,230,038 for the year ended December 31, 2001, as compared with realized losses of $4,817,121 for the year ended December 31, 2000. These gains and losses resulted from normal active management of our investment portfolio intended to improve performance and increase operating income in 2001. We make decisions concerning the sales of invested assets based on a variety of market, business and other factors.

      Claims and Policy Benefits. Claims and policy benefits includes both life and annuity benefits. Claims and policy benefits for the year ended December 31, 2001 were $216,025,010 or 86% of net premium, as compared with $132,810,192 or 79% of net premium for the year ended December 31, 2000. Aggregate mortality experience has been negatively impacted by $16,000,000 of adverse mortality experience on two of our in force life reinsurance contracts underwritten in 1998 and a $12,000,000 charge for the World Trade Center tragedy. As discussed elsewhere in this report we sought relief from our ceding reinsurers with respect to these two life reinsurance contracts. In April and May 2002, we served written notice of arbitration in connection with these agreements. During the third quarter of 2002, we settled our arbitration with Lincoln National, which recaptured the contract that had been the subject of the arbitration. The other arbitration is continuing. If we are unable to rescind, recapture, reprice, or otherwise restructure the agreement that is the subject of the ongoing arbitration, we may incur additional losses on this contract in future periods. In February 2003, we served the ceding company under the contract with notice of a premium rate increase, which has also become a subject of this arbitration.

      The mortality experience of our life reinsurance business, excluding these two life reinsurance contracts, was otherwise within pricing parameters during 2001. Although we expect mortality to be fairly constant over long periods of time, it will fluctuate from period to period. Reserves for future policy benefits are in part determined by claims reported from ceding companies, our aggregate experience and overall mortality trends.

      Interest Credited to Interest Sensitive Products. Interest credited to interest sensitive products was approximately $49,258,418 for the year ended December 31, 2001, as compared with approximately $65,842,303 for the year ended December 31, 2000. The 2001 expense includes approximately $13,500,000 in minimum interest guarantee payments resulting from poor investment performance of invested premiums managed by the primary insurance company under our annuity reinsurance contract with Transamerica and excessive surrender rates on policies underlying that contract, as compared with approximately $2,800,000 in minimum interest guarantee payments made in the year ended December 31, 2000. After adjusting for these payments, interest credited for the year 2001 was $35,758,000, a reduction of $27,284,000 from the year 2000 reflecting the general decline in interest rates credited to policyholders and a lower amount of in force business due to the high surrender rate we have experienced on our contract with Transamerica, partially offset by growth in our Ohio National contract in 2001. The $13,500,000 estimated expense for minimum interest guarantees for the year ended December 31, 2001 is comprised of payments of $1,600,000, $3,300,000, $4,400,000, and $4,200,000 for the first, second, third, and fourth quarters of 2001, respectively. Although certain of those payments were actually made in prior quarters of 2001, we originally recorded the full expense in the fourth quarter because that was the quarter in which we first received data that enabled us to estimate these payments accurately. We restated our financial statements for the fiscal year ended December 31, 2001 to record the $13,500,000 expense in the quarterly periods in 2001 in which the payments were made.

      Policy Acquisition Costs and Other Insurance Expenses. Policy acquisition costs and other insurance expenses, consisting primarily of allowances and amortization or write down of deferred policy acquisition costs, were approximately $126,580,549 for the year ended December 31, 2001, as compared with $58,985,523 for the year ended December 31, 2000. For 2001, this expense includes $46,115,000 in aggregate charges to write down deferred acquisition costs and, as a result of the application of FAS 133, an acceleration of amortization of $1,320,000 of deferred acquisition costs. The write downs of deferred acquisition costs relate to our annuity reinsurance contract with Transamerica and are the result of higher than expected surrender rates on the underlying policies and our reduced estimate of expected gross profits under the contract in future periods due to minimum interest guarantee payments. After adjusting for the write downs and the impact of FAS 133 on our deferred acquisition costs, policy acquisition costs and other insurance costs were $80,346,000, as compared with $58,986,000 for the year ended December 31, 2000. Generally, policy acquisition costs and other insurance expenses fluctuate with business volume and changes in product mix. The increase in these costs, as adjusted, reflects the growth and development of our life reinsurance business in 2001.

      Other Operating Expenses. Operating expenses were approximately $11,552,418 or 3.1% of total revenue (excluding the net change in fair value of embedded derivatives) for the year ended December 31,

2001, as compared with $10,411,344 or 3.4% of total revenue for the year ended December 31, 2000. The decrease in the ratio of operating expenses to total revenue is due to our premium growth in 2001.

Segment Results

      During the first quarter of 2002, we began to separately present financial results of our life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk. In addition, certain of our remaining modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities. The change in the fair value of these embedded derivatives is included in the annuity segment. Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in our portfolio and investment income on undeployed invested assets. Operating expenses are generally allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to the segment. Segment results are reported in Note 13 to our consolidated financial statements.

      As discussed elsewhere in this report, our company has faced significant challenges during the year ended December 31, 2002. While we plan to continue to receive premiums and pay claims under our remaining reinsurance treaties, we have ceased to write new reinsurance agreements and have notified our existing clients that we will not be accepting any new business under existing treaties on their current terms. We do not anticipate resuming to write new reinsurance agreements in the foreseeable future. As a result, the following discussion of our segment results of operations for the year ended December 31, 2002 is not likely to be indicative of our future operating results.

      Life Segment. Our life segment is our largest segment as measured by revenues. Our net segment loss for the three and twelve months ended December 31, 2002 was $71,034,773 and $67,181,153, respectively. Our net segment loss for the three and twelve months ended December 31, 2002 was significantly affected by adverse mortality experience driven by an unexpected increase in the number of reported claims during the latter half of 2002. In addition to the increase in the number of claims, the aggregate average claim size was 31% greater than expected. We increased our pending claim liability by approximately $39,351,000 as a result of the increased volume and size of reported claims. Our analysis of the claim activity indicated that the incidence of late reported claims as a percentage of total reported claims had increased during the latter half of 2002. As a result of the increase in the percentage of late reported claims identified by us, we increased our reserves for incurred but not reported claims by approximately $4,000,000 in the fourth quarter of 2002 to reflect a longer than expected reporting lag and a higher average death benefit.

      On December 31, 2002, we entered into a transaction with XL Life Ltd, a subsidiary of XL Capital Ltd, a related party, pursuant to which we transferred certain blocks of life reinsurance business to XL Life. The transaction enabled us to reduce a substantial portion of our year end collateral requirements under our reinsurance agreements and to repay deposits received under a reinsurance agreement that had been used to satisfy certain of our cedents’ collateral requirements. We novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance contract with us with respect to four of those blocks of business. As a result of the transaction, we incurred a loss of approximately $26,382,000, primarily as a result of a write down of deferred acquisition costs of approximately $38,700,000 (which was partially offset by a net ceding commission paid by XL Life to us of approximately $18,000,000), a write off of prepaid expenses of approximately $2,400,000 related to the reinsurance agreement that was terminated in connection with the transaction and transaction costs of approximately $3,200,000. We also incurred losses of approximately $6,017,000 in connection with the termination or recapture of other life reinsurance contracts during the year ended December 31, 2002, resulting from the write down of deferred acquisition costs and cash payments made to cedents net of reserve releases associated with those terminations or recaptures.

      Segment loss for the year ended December 31, 2002 was also adversely impacted by approximately $2,570,000 in losses on interest rate swap agreements we entered into in the third quarter of 2002 that did not qualify for hedge accounting. These swap agreements were terminated in January 2003.

      Segment revenues grew 41% to $352,183,178 for the year ended December 31, 2002, as compared with $249,787,787 for the year ended December 31, 2001. Our revenue growth was primarily related to a 38% growth in life premium to approximately $333,181,000 for the year ended December 31, 2002, as compared to approximately $241,778,000 for the comparable prior period. For the year ended December 31, 2001, segment revenue included investment income earned on funds deposited with us by a reinsurer that was used to fund collateral requirements of our clients. The reinsurance agreement pursuant to which the reinsurer provided funds to us was terminated in December 2002 in connection with the novation of certain of our life reinsurance contracts to XL Life.

      Segment policy benefits and expenses for the year ended December 31, 2002 grew 66% to $419,364,331 from $252,057,673 for the year ended December 31, 2001. This increase is predominantly the result of greater frequency and severity of death claims and costs associated with the novation and retrocession of certain reinsurance agreements with XL Life. We experienced an unexpected increase in the number and size of claims during the latter half of 2002, particularly in the fourth quarter. In the fourth quarter of 2002, segment policy benefits and expenses were $162,898,564 or 177% of revenue, as compared to $63,776,839, or 91% of revenue for the fourth quarter of 2001.

      As of December 31, 2002, our cedents had reported to us pending claims, meaning our cedents had received notification that policyholders covered by the cedents’ insurance policies had died, of approximately $77,000,000, as compared to approximately $39,000,000 as of December 31, 2001. We performed a detailed analysis of the claim activity, which indicated that the incidence of late reported claims as a total of total reported claims increased during the latter half of 2002. As a result, we increased our reserves for incurred but not reported claims by approximately $4,000,000 in the fourth quarter of 2002 to reflect a longer than expected reporting lag and a higher average death benefit.

      Segment benefits and expenses for the years ended December 31, 2002 and 2001 include collateral costs of approximately $12,948,000 and $1,200,000 associated with a reinsurance agreement that provided us with cash deposits we used to fund collateral requirements of our clients. This agreement was terminated at the end of 2002.

      Annuity Segment. Our annuity segment contains the majority of our assets. The annuity segment loss for the three and twelve months ended December 31, 2002 was $33,191,784 and $78,246,399, respectively. Annuity segment loss for the three and twelve months ended December 31, 2001 was $9,149,155 and $47,148,884, respectively. The losses for 2002 were the result of the unrealized change in the value of embedded derivatives, write downs of deferred acquisition costs associated with our Transamerica annuity reinsurance contract and minimum guarantee reserve increases.

      Under FAS 133 we are required to bifurcate and separately account for embedded derivatives contained in certain of our annuity reinsurance agreements. During 2002, we experienced a net loss from embedded derivatives of approximately $17,572,000 (which is net of a related reduction in the amount of deferred acquisition cost amortization of approximately $8,274,000), as compared to a net gain of approximately $43,000 (which is net of related deferred acquisition cost amortization of approximately $1,320,000) for the year ended December 31, 2001. The net gain for the year ended December 31, 2001 includes the cumulative effect of adopting the change in accounting principle, which was a loss of $3,665,735. The change in the fair value of the embedded derivatives is influenced by changes in credit risk, changes in expected future cash flows under the annuity reinsurance contracts and interest rate changes.

      Our segment net loss was also significantly affected by our annuity reinsurance contract with Transamerica, which is our largest annuity reinsurance contract and represented approximately $734 million or approximately 51%, of our Funds withheld at interest receivable as of December 31, 2002. We wrote down approximately $27,474,000 of deferred acquisition costs associated with the contract during the year ended December 31, 2002 as a result of higher than expected surrender rates on the underlying policies and our reduced estimate of expected gross profits under the contract in future periods due to expected minimum interest guarantee payments. Similar write downs of deferred acquisition costs of approximately $46,115,000 were made during the year ended December 31, 2001.

      We increased our reserves for expected claim payments associated with variable annuity reinsurance products by $7,776,000 and $10,740,000 for the third and fourth quarters of 2002, respectively, bringing our total carried balance of these reserves to $18,500,000 at December 31, 2002. These reserves are for expected claim payments associated with our guaranteed minimum death benefit, guaranteed minimum income benefit and enhanced earnings benefit contracts. This reserve increase is the result of increasing claim activity in recent periods and continuing deterioration of the financial markets. This increase in claims activity also resulted in claims in excess of premiums earned of $3,620,153 and $5,791,853 on our contracts reinsuring such guarantees during the three and twelve month periods ended December 31, 2002, respectively.

      Segment revenue for the year ended December 31, 2002 declined 24% to $78,427,733 from $103,170,165 for the year ended December 31, 2001. This decline is primarily related to the previously mentioned increases in embedded derivative losses.

      Policy benefits and expenses for the annuity segment increased 7% to approximately $156,674,000 for the year ended December 31, 2002, compared to $146,653,000 for the year ended December 31, 2001. The primary components of these expenses are interest credited to policyholders, payments for minimum interest guarantees, payments and reserve increases for minimum guarantees associated with variable annuity contracts and write downs and amortization of deferred acquisition costs. As discussed above, we wrote down approximately $27,474,000 of deferred acquisition costs associated with our Transamerica contract during the year ended December 31, 2002 as a result of higher than expected surrender rates on the underlying policies and our reduced estimate of expected gross profits under the contract in future periods due to expected minimum interest guarantee payments. Similar write downs of deferred acquisition costs of approximately $46,115,000 were made during the year ended December 31, 2001.

      Corporate Segment. The corporate segment includes all capital gains and losses from our own portfolio, investment income on undeployed invested assets, and a proportionate share of operating expenses based upon how stockholders’ equity is deployed to the life and annuity segments. As a result, the corporate segment, while small relative to our total Company, will likely have volatile results. For the year ended December 31, 2002 segment income grew to $16,540,267 from $8,837,339 for the year ended December 31, 2001.

      The growth in corporate segment income was the result of net realized investment gains of approximately $19,749,000 for the year ended December 31, 2002, as compared to approximately $1,230,000 for the comparable prior period, offset by unusual expenses of approximately $5,200,000 related to capital raising costs, fees paid to recruitment firms in connection with our search for a new Chief Executive Officer, and legal, accounting and consulting fees incurred in the connection with the restatement of our financial statements for the years ended December 31, 2001 and 2000 and certain quarterly financial statements for 2002.

Financial Condition

Investments

      Our invested assets, including cash and cash equivalents, had an aggregate fair value of approximately $306,346,000 at December 31, 2002, as compared with approximately $423,780,000 at December 31, 2001. Virtually all of our available cash and investments are posted as collateral to secure our obligations under reinsurance agreements and letter of credit facilities or is required to maintain the statutory capital and surplus requirements of our U.S. operating subsidiary. The decline in invested assets during 2002 was due primarily to the termination of a reinsurance agreement that had been used to fund our collateral requirements in the past and the return of $147,000,000 in cash deposits that had been provided to us by the reinsurer under that agreement, partially offset by net investment income and realized gains during the period. At December 31, 2002, unrealized gains totaled approximately $6,163,000, as compared to approximately $6,418,000 at December 31, 2001. At December 31, 2002 and 2001, the weighted average duration of the fixed income securities included in our invested assets was 3.8 and 3.7 years, respectively, and the weighted average investment quality rating was “AA” at the end of each period.

      Our investments are governed by investment guidelines established and approved by our Board of Directors. Our investment objectives are to achieve above average risk-adjusted total returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity in our portfolio and match the cash flows of our investments to our related insurance liabilities. Our investment guidelines require our overall fixed income portfolio to maintain a minimum weighted average credit quality of “A.” A fixed income security rated “A” by Standard & Poor’s is considered to be somewhat susceptible to the adverse effects of changes in circumstances and economic conditions than higher rated-issuers; however, the issuer’s capacity to meet its financial commitment on the security is still considered to be strong. As of July 31, 2002, our investment guidelines were amended to prohibit us from investing in fixed income securities that are rated below investment grade at the time of purchase. We do not invest in any fixed income securities in emerging markets or securities that are not rated by a major rating agency.

      Our investment securities are managed by two professional investment advisors, Alliance Capital Management Corporation and Prudential Investment Corporation, each of which manages a segment of the portfolio. Our agreement with Alliance may be terminated by either party on 30 days notice and our agreement with Prudential may be terminated by either party with 45 days notice. Our Board of Directors periodically reviews the performance of Alliance and Prudential and the fees associated with the arrangements.

      We do not engage in trading activities to generate realized investment gains and, thus, do not have a trading portfolio. However, we evaluate the desirability of continuing to hold a security when market conditions, creditworthiness or other measurement factors change. These changes may relate to a change in the credit risk of an issuer and a decision to sell may be made to avoid further declines in realizable value. Securities also may be sold prior to maturity to provide liquidity, as was the case in 2002. As a result, our securities are classified as “available for sale” and are carried at fair value on our balance sheet.

      At both December 31, 2002 and 2001, less than 1% of our fixed income securities consisted of below investment grade securities. The fair value of such investments varies depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer. As noted above, our investment guidelines prohibit the purchase of below investment grade securities as these investments are subject to a higher degree of credit risk than investment grade securities. We monitor the creditworthiness of the portfolio as a whole, and when the fair market value of a security declines for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its fair value. At December 31, 2002, there was one impaired security in our portfolio, which was written down by $900,000 to its fair value. At December 31, 2001, there were two impaired securities in our portfolio, which were written down by $600,000.

      At December 31, 2002, mortgage backed securities represented approximately 10% of our invested assets, including cash and cash equivalents, as compared with 11% at December 31, 2001. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage-backed securities include collateralized mortgage obligations (“CMO’s”) and mortgage backed pass-through securities. Mortgage backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in agency mortgage backed securities. Our mortgage backed securities portfolio had a weighted average investment quality rating of “AAA” at both December 31, 2002 and 2001.

      At December 31, 2002, approximately 7% of our mortgage backed investment portfolio consisted of securities with planned repayment schedules, as compared with 2% at December 31, 2001. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches of the CMO.

      Our results of operations and our financial condition are significantly affected by the performance of our investments and by changes in interest rates. During a period of declining interest rates, if our investments are prematurely sold, called, prepaid or redeemed, we may be unable to reinvest the proceeds in securities of equivalent risk with comparable rates of return. During a period of rising interest rates, the fair value of our invested assets could decline. In addition, rising interest rates could also cause disintermediation, which in turn could cause us to sell investments at prices and times when the fair values of such investments are less than their amortized cost. We believe that our traditional life insurance liabilities are not highly interest rate sensitive and, therefore, the effects of fluctuating interest rates on these liabilities are not significant. For interest sensitive liabilities, we are primarily dependent upon asset/ liability matching or other strategies to minimize the impact of changes in interest rates. If we do not appropriately match our asset management strategy to our obligations, we could sustain losses. We may use interest rate swaps and other financial instruments as tools to mitigate the effects of asset/ liability mismatches or interest rate changes on our balance sheet. In general, however, we have not hedged our investment risk, but we may do so in the future. Our results of operations are also significantly affected by the performance of assets held and managed by our ceding companies or others under modified coinsurance or coinsurance funds withheld arrangements, as discussed below under “Funds Withheld at Interest.”

      The following table summarizes our investment results (excluding investment income on assets held and managed by our ceding companies or others on their behalf) for the periods indicated:

Investment Results

	Twelve Months Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Total investment assets, including cash and equivalents(1)	$306,346	$423,780	$321,819
Investment income, net of related expenses	$25,931	$20,165	$20,126
Effective yield rate(2)	5.28%	5.74%	6.85%
Realized investment gains (losses)	$19,749	$1,230	$(4,817)

(1)	Fair value at end of the indicated period.

(2)	The effective yield rate equals (i) net investment income divided by (ii) the average of total adjusted invested assets (fixed maturities at amortized cost, including assets on deposit with reinsurers) at the end of each calendar quarter included in the indicated period.

Funds Withheld at Interest

      Our annuity reinsurance agreements generally cover individual single premium deferred annuity policies and are structured as modified coinsurance or coinsurance funds withheld arrangements. In these types of arrangements, the ceding company invests the premiums received from policyholders or engages an investment manager to do so, credits interest to policyholders’ accounts, processes surrenders and engages in other administrative activities. The ceding company is also required to carry reserves for these annuity policies based upon certain statutory rules in the state in which the ceding company is domiciled. The underlying investments purchased with the premiums received from policyholders support these statutory reserves.

      Historically, when a ceding company enters into an annuity reinsurance contract structured as a modified coinsurance or coinsurance funds withheld arrangement with us, a portion of the ceding company’s liability to the policyholders or, in the case of a retrocessional arrangement, the primary insurer, is ceded to us. Our remaining modified coinsurance and coinsurance funds withheld arrangements are generally on a quota share basis, so the portion that is ceded to us is a fixed percentage of the liabilities arising from the underlying policies. Our share of the ceding company’s liability is included on our balance sheet as “Interest sensitive contracts liabilities.” However, unlike other reinsurance arrangements in which we receive cash or investments as consideration for assuming a portion of the ceding company’s liability, under these types of arrangements, we have established a receivable called “Funds withheld at interest” that is equal to our fixed portion of the statutory reserves carried by the ceding company. We are allocated our share of the investment income and realized capital gains and losses that arise from the securities in the investment portfolio underlying the statutory reserve.

      At December 31, 2002, we had annuity reinsurance contracts with six ceding companies. At December 31, 2002, our Funds withheld at interest receivable related to these contracts had a carrying value of approximately $1.4 billion. Our contracts with Transamerica and Ohio National accounted for approximately 77% of our Funds withheld at interest receivable as of that date. At December 31, 2002, the assets held and managed by our ceding companies were invested in convertible bonds and fixed income securities having a weighted average credit quality of “A” and a weighted average duration of 5.3 years. In addition, at December 31, 2002 approximately 4.2% of such assets were invested in below investment grade securities, as compared to 4.0% of such assets at December 31, 2001. The average yield rate earned on the assets held and managed by our ceding companies was approximately 5.25% for the year ended December 31, 2002. The average yield rates earned on the invested premiums funding our annuity obligations to Transamerica and Ohio National were approximately 4.61% and 6.36%, respectively, for the year ended December 31, 2002. As noted elsewhere in this report, on February 14, 2003, we terminated our annuity reinsurance contract with Ohio National.

      For purposes of calculating the average yield rate earned on assets held and managed by our ceding companies, including Transamerica and Ohio National, we include net realized capital gains and losses as reported to us by our ceding companies. The performance of these assets depends to a great extent on the ability of the ceding company and its investment managers to make appropriate investments and match asset and liability duration exposure. If these assets do not achieve investment returns at rates sufficient to meet our obligations on the underlying policies, we could experience unexpected losses, as has happened under our annuity reinsurance agreement with Transamerica, where the minimum interest guarantees on the underlying policies have exceeded the underlying policyholder account values due to poor investment performance, and we have been forced to fund our proportionate share of the shortfall.

      Our policy has been to seek counterparties for our annuity reinsurance treaties that have strong financial strength and credit ratings. Although such ratings are assigned by independent ratings agencies and are generally regarded as reliable, there can be no assurance that they accurately reflect the financial condition of any of our counterparties. At December 31, 2002, approximately $734 million of our Funds withheld at interest receivable and $756 million of our Interest sensitive contracts liability related to our reinsurance contract with Transamerica, which is a retrocessional reinsurance arrangement covering policies issued by IL Annuity and Insurance Company. Transamerica’s agreement with IL Annuity is also structured on a modified coinsurance basis, so IL Annuity maintains ownership and control of the assets supporting our obligations to Transamerica. As of December 31, 2002, IL Annuity has financial strength or claims paying ratings of “A” from both A.M. Best and Standard & Poor’s. As of December 31, 2002, Transamerica has financial strength or claims paying ratings of “A+,” “AA+,” “Aa3” and “AA+” from A.M. Best, Standard & Poor’s, Moody’s Ratings and Fitch Ratings, respectively. At December 31, 2002, approximately $366 million of our Funds withheld at interest receivable (net of the fair value of embedded derivatives associated with this contract, which was an unrealized loss of $10 million) and $376 million of our Interest sensitive contracts liability related to our reinsurance contract with Ohio National. As of December 31, 2002, Ohio National has financial strength or claims paying ratings of “A+,” “AA,” and “A1” from A.M. Best, Standard & Poor’s, and Moody’s Ratings, respectively.

      Under the terms of our annuity reinsurance treaties, mutual debts and credits are offset between the counterparties to each treaty and ourselves as part of a monthly net settlement process. The terms of our annuity reinsurance treaties and applicable state insurance insolvency laws also allow us to offset mutual debts and credits between us and the counterparties to each treaty in the event of a counterparty’s insolvency. Therefore, if such counterparty were to become insolvent, we are entitled to offset our Funds withheld at interest receivable against our Interest sensitive contracts liabilities to such counterparty. Separate financial statements for our ceding companies are not included in this report as information related to the financial condition or results of operations of those companies is not meaningful to our investors because we do not have any material counterparty risk to those companies. In addition, we do not want our investors to improperly conclude that the financial statements of our ceding companies provide information relevant to an assessment of our own financial condition or results of operations. Further, although we have little, if any, control over the specific investment decisions of our ceding companies (or their investment advisors), the assets supporting our annuity obligations under our reinsurance contracts are generally held and managed by or on behalf of our ceding companies in accordance with investment guidelines set forth the reinsurance agreements or the underlying insurance policies. Therefore, the information regarding the investment policies, strategies or results for the total general account assets of such companies presented in their financial statements is not meaningful to our investors in analyzing the investment risk related to the actual assets managed by those companies (or their investment advisors) that fund our annuity obligations under our reinsurance contracts. However, information regarding the types, ratings and maturities of the securities that fund our annuity obligations to Transamerica and Ohio National is presented below to assist our investors. In addition, we have provided information regarding the investment objectives and guidelines followed with respect to the investment of the assets supporting our obligations under those contracts.

Transamerica

      Our annuity reinsurance contract with Transamerica is our largest annuity reinsurance contract and, as of December 31, 2002, approximately $734 million, or 51%, of our Funds withheld at interest receivable, approximately $756 million, or 52%, of our Interest sensitive contracts liability, and approximately $50 million of the deferred acquisition costs on our balance sheet related to this contract. As a result of the changes to our remaining book of business, especially the termination of our annuity reinsurance contract with Ohio National in February 2003, we expect that the assets and liabilities associated with the Transamerica contract will represent a significant portion of our total assets and liabilities in future periods. We do not expect the Transamerica contract to generate significant income in future periods. However, those write downs were based on a series of complex assumptions principally related to the investment performance of the assets supporting our liabilities under the contract, as well as future policyholder lapse rates for the underlying policies. These assumed lapse rates include assumptions regarding full surrenders, partial withdrawals, annuitizations and policyholder deaths. We believe the estimates are reasonable, but we cannot assure you that they will prove to be accurate. If such assumptions turn out to be inaccurate, the Transamerica contract may have a significant impact on our net income in future periods.

      The assets funding the policyholder obligations under the Transamerica contract have an average credit quality of “A-” and an average duration of 4.2 years. The contract is a retrocessional arrangement covering VisionMark fixed annuity products issued by IL Annuity, the primary insurance company. The assets underlying the Transamerica contract are managed by AmerUS Capital Management, the investment manager appointed by IL Annuity, which has invested approximately 65% of the premiums paid in connection with the underlying policies in investment grade convertible bonds, and has invested the remaining premiums in investment grade bonds, high yield bonds and mortgage backed securities. While convertible bonds would typically be expected to produce lower investment income than other fixed income securities, convertible bonds provide the potential for higher total returns through the underlying equity component of the bonds, which are passed on to VisionMark policyholders through the total return adjustment upon surrender of the policies. As with the holders of other single premium deferred annuity policies, a VisionMark policyholder is guaranteed a return of premiums paid plus a guaranteed minimum interest rate of 3% to 3.5% per annum over the life of the policy. During 2002 and 2001, we paid approximately $26,700,000 and $13,500,000, respectively, under this annuity reinsurance contract to cover our proportionate share of the shortfall that arose because the net investment returns on the assets related to these policies substantially underperformed the minimum interest guarantees for surrendered policies.

      The Transamerica contract differs significantly from the other annuity contracts we reinsure in that the annuity products reinsured under the contract allow policyholders to select an “investment strategy” that then determines the crediting rate that IL Annuity guarantees the policyholders. The four “investment strategies” available to the policyholder are (1) convertible bonds, (2) high yield bonds, (3) investment grade bonds, and (4) a guaranteed one year strategy. While IL Annuity is not obligated to invest the premiums funding these policyholder obligations consistent with the policyholder’s selection of an “investment strategy,” it has historically done so. The credited interest rates on the policies are established at the discretion of IL Annuity, subject to the lifetime minimum guaranteed interest rate required under state law, and we have no influence over the credited rates established. Historically, the credited rates have been established on an annual basis on each policy’s anniversary for each “investment strategy.” These credited rates reflect the yield on assets then supporting the investment strategy less IL Annuity’s targeted gross margin. The invested premiums are held as part of IL Annuity’s general account, but are managed separately. In the event of IL Annuity’s insolvency, any claim that Transamerica, as reinsurer, might have to these invested premiums would likely be treated as the claim of an unsecured general creditor. We, as retrocessionaire, would, in turn, have an unsecured contract claim against Transamerica for our proportionate share of the premiums. Nonetheless, our annuity reinsurance agreement with Transamerica and applicable state insurance insolvency law would entitle us to offset our obligation to pay our proportionate share of policyholder claims against the Funds withheld at interest receivable owed to us by Transamerica.

      As noted in the table below, at December 31, 2002, approximately 65% of the premiums held and managed by IL Annuity were invested in convertible bonds, with the remaining 35% in fixed income securities. The value of convertible bonds is a function of their investment value (determined by comparing their yield with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and their conversion value (their market value if converted into the underlying common stock). The investment value of convertible bonds is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline, and by the credit standing of the issuer and other factors. The conversion value of convertible bonds is determined by the market price of the underlying common stock. If the conversion value is above the market value of the underlying common stock, the price of the convertible bonds is governed principally by their investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible bonds will be increasingly influenced by their conversion value. Consequently, the value of convertible bonds may be influenced by changes in the equity markets. The Transamerica portfolio also includes investment grade and below investment grade fixed income securities. The risks of investing in these securities are similar to those described above with respect to our own investments, except that the assets held and managed by Transamerica include a greater percentage of below investment grade fixed income securities, which are subject to a higher degree of credit risk than investment grade securities.

      According to data provided to us by Transamerica, at December 31, 2002 the assets held by IL Annuity and managed by AmerUS Capital were comprised of the following:

			% of Total
Type of Security	Book Value(1)	Market Value	Market Value

Investment grade convertible bonds	$517,077,216	$481,801,794	65.2%
Investment grade U.S. corporate bonds	124,432,765	131,359,515	17.8%
Below investment grade U.S. corporate bonds, including convertible bonds	38,048,993	37,064,984	5.0%
Mortgage securities	39,715,933	41,258,835	5.5%
Short term securities	46,671,358	47,866,358	6.5%

Total invested assets	$765,946,265	$739,351,486	100.0%

Accrued investment income		5,845,215

Total market value, including accrued investment income		$745,196,701

(1)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

     According to data provided to us by Transamerica, at December 31, 2002 the credit ratings of the assets (excluding accrued investment income) held by IL Annuity and managed by AmerUS Capital were approximately as follows:

			% of Total
Ratings(1)	Book Value(2)	Market Value	Market Value

AAA	$98,661,184	$101,199,131	13.7%
AA	36,386,695	36,467,972	4.9%
A	239,436,889	234,612,122	31.7%
BBB	345,063,651	322,765,717	43.7%
BB and below	46,397,846	44,306,544	6.0%

Total invested assets	$765,946,265	$739,351,486	100.0%

Accrued investment income		$5,845,215

Total market value, including accrued investment income		$745,196,701

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on equivalent rating assigned by the National Association of Insurance Commissioners.

(2)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

     According to data provided to us by Transamerica, at December 31, 2002 the maturity distribution of the assets held by IL Annuity and managed by AmerUS Capital was approximately as follows:

			% of Total
Maturity	Book Value(1)	Market Value	Book Value

Within one year	$18,492,946	$18,527,224	2.4%
From one to five years	171,933,519	173,451,546	22.4%
From six to ten years	197,126,036	194,740,784	25.7%
More than ten years	378,393,764	352,631,932	49.5%

Total all years	$765,946,265	$739,351,486	100.0%

(1)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

     The investment objectives and general guidelines for each of IL Annuity’s “investment strategies” that may be selected by policyholders are as follows:

      The Convertible Bond Strategy represents 67% of the assets under management as of December 31, 2002. These assets are invested with the primary objective of maximizing total return from investments made in investment grade bonds and investment grade convertible bond securities. The strategy is limited primarily to investment grade convertible bonds, although some investments in short-term money market instruments and U.S. government obligations are permitted as deemed appropriate. No more than 2% of the assets invested pursuant to the strategy may be invested in preferred or non-investment grade convertible securities. There are no limitations on concentration per security or industry, although the investment guidelines for the strategy specify that investments be made primarily in convertible bonds having an issue size exceeding $100 million.

      The Investment Grade Bond Strategy represents 17% of the assets under management as of December 31, 2002. These assets are heavily weighted towards securities rated “BBB” or better, and all securities must be dollar denominated and reasonably liquid. Non-investment grade or derivative securities are not permitted investments under the strategy. No more than 5% of the assets invested pursuant to the strategy may be invested in the securities of a single corporate issuer, and the allocation of invested assets to any sector of the corporate bond market may not exceed twice the market weight of that sector.

      The High Yield Bond Strategy represents 6% of the assets under management as of December 31, 2002. These assets are invested with the primary objective to maximize total return through fixed income or high yielding securities. At least 80% of the assets are to be invested in securities that have been assigned a designation of 2, 3 or 4 by the National Association of Insurance Commissioners. No more than 10% of the assets invested pursuant to the strategy may be invested in non-rated or lower rated (“CCC” and lower) investments. No more than 5% of the assets invested pursuant to the strategy may be invested in any single security, and no more than 15% of the assets invested pursuant to the strategy may be invested in any one industry. The NAIC assigns designations to obligations that range from 1 to 6, with a designation of 1 being assigned to obligations of the highest quality and a designation of 6 being assigned to obligations that are in or near default. An obligation assigned an NAIC designation of 2 is considered by NAIC to be of high quality, having low credit risk and an issuer with a reasonably stable credit profile. An obligation assigned an NAIC designation of 3 is considered by NAIC to be of medium quality, with intermediate credit risk and an issuer having a credit profile with elements of instability. An obligation assigned an NAIC designation of 4 is considered by NAIC to be of low quality, with high credit risk and an issuer with a volatile credit profile. An obligation rated “CCC” by Standard & Poor’s is considered by Standard & Poor’s to be vulnerable to nonpayment and is dependent upon favorable business, financial and economic conditions for the obligor to meet its financial commitment on the obligation.

      The Guaranteed One Year Strategy represents 10% of the assets under management as of December 31, 2002. These assets are invested with the primary objectives of risk management and return through securities offering a combination of high current income and capital appreciation. The assets are to be invested primarily in government and public bonds, although limited investments in mortgage backed or equity related securities are permitted. The average credit quality of the securities in which the assets are invested is to be “A” or better, with each security purchased having a minimum quality of at least “BBB-” or better from both Moody’s and Standard & Poor’s. No more than 20% of the assets invested pursuant to the strategy may be invested in any single security (other than direct or guaranteed obligations of the U.S. government), and no more than 25% of the assets invested pursuant to the strategy may be invested in any one industry. In addition, no more than 5% of the assets invested pursuant to the strategy may be invested with any single non-government issuer.

Ohio National

      Our second largest annuity reinsurance contract at December 31, 2002 was with Ohio National. This contract reinsured single premium deferred annuity policies that guarantee a crediting rate to policyholders for six years. As of December 31, 2002, approximately $366 million of our Funds withheld at interest receivable (net of the fair value of embedded derivatives associated with this contract, which was an unrealized loss of $10 million), or 26% of our Funds withheld at interest receivable, approximately $376 million, or 26%, of our Interest sensitive contracts liability and approximately $18 million of the deferred acquisition costs on our balance sheet related to this contract. The assets funding the policyholder obligations were subject to investment risks similar to those described above with respect to our own investments and had an average credit quality of “A-” and an average duration of approximately 5.82 years.

      On February 14, 2003, we entered into a termination agreement with Ohio National terminating our annuity reinsurance agreement. Pursuant to the termination agreement, the parties agreed to release and discharge one another from any and all claims, demands, causes of action and/or damages relating to the reinsurance agreement effective January 31, 2003. In consideration, Ohio National agreed to pay us $5,000,000, as adjusted for certain amounts payable to Ohio National under the reinsurance agreement as of January 31, 2003, resulting in a net payment to us of approximately $2,799,000. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pro Forma Effects of Recent Transactions for a discussion of the effects of this transactions.

      According to data provided to us by Ohio National, at December 31, 2002 the assets managed by Ohio National were comprised of the following:

			% of Total
Type of Security	Book Value(1)	Market Value	Market Value

Corporate bonds	$241,465,591	$259,023,784	67.1%
Asset backed securities	83,509,255	79,905,342	20.7%
Mortgage backed securities	42,994,874	46,089,169	11.9%
Government securities	1,184,420	1,184,420	0.3%

Total invested assets	$369,154,140	$386,202,715	100.0%

Accrued investment income		4,931,983

Total market value, including accrued investment income		$391,134,698

(1)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

      According to data provided to us by Ohio National, at December 31, 2002 the credit ratings of the assets (excluding accrued investment income) held and managed by Ohio National were approximately as follows:

			% of Total
Ratings(1)	Book Value(2)	Market Value	Market Value

AAA	$51,048,437	$53,041,094	13.7%
AA	26,704,520	25,505,711	6.6%
A	122,381,880	129,857,391	33.6%
BBB	158,441,765	168,151,682	43.5%
BB and Below	10,577,538	9,646,837	2.6%

Total invested assets	$369,154,140	$386,202,715	100.0%

Accrued investment income		4,931,983

Total market value, including accrued investment income		$391,134,698

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on equivalent rating assigned by the National Association of Insurance Commissioners.

(2)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

      According to data provided to us by Ohio National, at December 31, 2002 the maturity distribution of the assets (excluding accrued investment income) held and managed by Ohio National was approximately as follows:

			% of Total
Maturity	Book Value(1)	Market Value	Book Value

Within one year	$1,184,420	$1,184,420	0.3%
From one to five years	10,060,149	10,144,018	2.7%
From six to ten years	164,165,922	175,068,166	44.5%
More than ten years	193,743,649	199,806,111	52.5%

Total all years	$369,154,140	$386,202,715	100.0%

(1)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

     The investment objectives for Ohio National are set forth in our annuity reinsurance agreement, which was terminated on February 14, 2003. The primary objective is to maximize after tax income without exposing surplus to excessive liability in order to earn the required spread over the credited rates of the annuity products offered by Ohio National. The investment guidelines call for 40% to 80% of the assets to be invested in corporate bonds, and such guidelines also permit investments in limited amounts of U.S. government securities, asset backed securities, residential and commercial mortgage backed securities, U.S. dollar denominated Canadian and other foreign securities. The weighted average credit quality of the securities in which the assets are invested is to be “A-” or better, with each security purchased having been assigned a minimum designation of at least NAIC 3. No more than 5% of the portfolio assets may have been assigned a minimum designation of NAIC 3, and no more than 40% of the portfolio assets may have been assigned a minimum designation of NAIC 2. Further, securities designated NAIC 2 and NAIC 3 may not, in the aggregate, exceed 40% of the portfolio assets. No more than 5% of the portfolio assets may be cash or short-term investments, and no common stock may be held in the portfolio. Investments in any one sector may not account for more than 20% of the portfolio assets, except for industrial sector investments, which can account for up to 25% of the portfolio.

Other Annuity Reinsurance Contracts

      At December 31, 2002, we had four other annuity reinsurance contracts that guaranteed crediting rates that varied in amount and duration. At December 31, 2002, the assets funding the policyholder obligations under these contracts had an average credit quality of “A” and an average duration of approximately 7.04 years.

      According to information provided by the ceding companies under these four annuity reinsurance contracts, at December 31, 2002 the assets held and managed by those ceding companies were comprised of the following:

			% of Total
Type of Security	Book Value(1)	Market Value	Market Value

Canadian provincial bonds	$97,881,002	$102,931,909	30.2%
Investment grade US corporate bonds	89,548,989	94,972,590	27.9%
Investment grade UK corporate bonds	77,390,681	77,449,931	22.7%
Mortgage backed securities	12,515,408	13,598,452	4.0%
Government bonds	19,062,673	19,062,673	5.5%
Canadian corporate bonds	25,734,110	26,037,884	7.6%
Below Investment grade bonds	10,495,850	6,928,850	2.1%

Total invested assets	$332,628,713	$340,982,289	100.0%

Accrued investment income		6,202,558

Total market value, including accrued investment income		$347,184,847

(1)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

     According to information provided by the ceding companies under these four annuity reinsurance contracts, at December 31, 2002 the credit ratings of the invested premiums of the assets (excluding accrued investment income) held and managed by those ceding companies were approximately as follows:

			% of Total
Ratings(1)	Book Value(2)	Market Value	Market Value

AAA	$56,841,845	$57,334,991	16.8%
AA	32,825,381	33,533,556	9.8%
A	174,486,252	182,852,331	53.6%
BBB	57,283,384	60,216,873	17.7%
BB and below	11,191,851	7,044,538	2.1%

Total invested assets	$332,628,713	$340,982,289	100.0%

Accrued investment income		6,202,558

Total market value, including accrued investment income		$347,184,847

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on equivalent rating assigned by the National Association of Insurance Commissioners.

(2)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

     According to information provided by the ceding companies under these four annuity reinsurance contracts, at December 31, 2002 the maturity distribution of the assets held and managed by those ceding companies was approximately as follows:

			% of Total
Maturity	Book Value(1)	Market Value	Book Value

Within one year	$15,849,242	$15,869,290	4.8%
From one to five years	72,223,985	74,646,294	21.7%
From six to ten years	77,756,390	78,312,072	23.4%
More than ten years	166,799,096	172,154,633	50.1%

Total all years	$332,628,713	$340,982,289	100.0%

(1)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

Liquidity and Capital Resources

      Our liquidity and capital resources are a measure of our overall financial strength and our ability to generate cash flows from our operations to meet operating and growth needs. Our principal sources of funds are premiums received, net investment income, proceeds from investments called, redeemed or sold, and cash and short-term investments. The principal obligations and uses of the funds are to post collateral for the statutory reserves ceded to us by U.S. based insurers and reinsurers, the payment of policy benefits, acquisition and operating expenses and the purchase of investments. Under the terms of our reinsurance agreements, we are required to provide letters of credit or fund trust accounts with liquid assets to satisfy the collateral requirements of our cedents. At December 31, 2002 and 2001, letters of credit totaling $174,000,000 and $197,000,000, respectively, issued in the ordinary course of our business had been issued by our bankers in favor of certain ceding insurance companies (including our U.S. operating subsidiary) to provide security and meet regulatory requirements. At December 31, 2002 and 2001, cash and investments of approximately $115,000,000 and $112,000,000, respectively, were pledged as collateral for letters of credit. At December 31, 2002 and 2001, cash investments of $125,000,000 and $272,000,000, respectively, were held in trust for the benefit of certain of our ceding insurance companies to provide security and to meet regulatory requirements.

      We have two reinsurance operating subsidiaries, the largest of which is based in and operates out of Bermuda. Our other reinsurance operating subsidiary is based in and operates out of the United States. Our Bermuda operating subsidiary reinsures a large portion of the reinsurance business written by our U.S. operating subsidiary. The primary purpose of this reinsurance is to provide reinsurance capacity to our U.S. operating subsidiary so that it can compete in its market place. Our Bermuda operating subsidiary also has made capital infusions into our U.S. operating subsidiary to allow the U.S. company to maintain targeted statutory surplus levels and to provide cash and securities as collateral for the reinsurance cessions our U.S. operating subsidiary makes to our Bermuda operating subsidiary. At December 31, 2002, approximately $68,000,000 of our cash and cash equivalents and fixed income securities were held by our U.S. operating subsidiary and was not available to us or our Bermuda operating subsidiary to maintain its statutory capital and surplus to fund liquidity or collateral needs.

      As discussed below, in 2001 we entered into a reinsurance agreement with a reinsurer to cede excess U.S. statutory reserves to the reinsurer. Under that reinsurance agreement, we were required to make cash deposits of $40,750,000 with that reinsurer. In 2001, we classified those deposits as a component of operating cash flows in our Consolidated Statements of Cash Flows. For the year 2002, we are classifying the return of those deposits in connection with the termination of the reinsurance agreement as a component of financing cash flows, and have reclassified the $40,750,000 of deposits in 2001 as a component of financing cash flows in our Consolidated Statements of Cash Flows to maintain comparability between the two years. After giving effect to this reclassification, net cash used by operations was $33,187,656 for the year ended December 31, 2002, as compared with net cash provided by operating activities of $60,223 for the year ended December 31, 2001. Our negative operating cash flow for the year 2002 was primarily the result of the XL Life transaction at December 31, 2002 in which we novated five blocks of reinsurance agreements to XL Life. In connection with these novations, we paid cash to XL Life to fund the GAAP liabilities they assumed and closing costs associated with the transaction, offset in part by a net ceding commission paid to us. The 50% quota share retrocession business back to us on four of the five blocks of novated agreements was done on a modified coinsurance basis, and, as a result, no cash was paid to us for the GAAP reserves we reassumed. Our positive cash flows from investing activities are the result of significant sales of securities we made. The proceeds of those sales were used to return cash deposits to a reinsurer, which caused our negative cash flows from Financing activities. For 2001, virtually all cash flow was used to fund trust accounts or secure letters of credit.

      As of December 31, 2002, after giving effect to the novation of certain of our life reinsurance contracts to XL Life, we did not have sufficient available cash or investments to post collateral to satisfy all of our obligations under certain of our reinsurance treaties. This shortfall was primarily attributable to collateral requirements asserted by the cedent under our largest guaranteed minimum death benefit contract. Since that date, our cedents have asserted that we must satisfy additional substantial collateral requirements, bringing the total asserted collateral requirements to approximately $140,000,000 in excess of amounts we currently have posted. We are currently analyzing these asserted collateral requirements and have not concluded that such amounts are in fact required to be posted as collateral under the relevant reinsurance contracts. In an effort to meet or reduce our collateral requirements and improve our liquidity, we have novated, terminated or negotiated the recapture of several of our annuity and life reinsurance contracts, including our second largest annuity reinsurance contract and certain of our more profitable life contracts. Pro forma financial information giving effect to certain of these transactions is presented below under the heading “— Pro Forma Effects of Recent Transactions.”

      We currently have approximately $45,000,000 of outstanding letters of credit issued on our behalf by Citibank. In October 2002, Citibank agreed to extend our unsecured letter of credit facility into 2003 in exchange for our agreement to secure or eliminate the letter of credit facility by June 30, 2003. If we are unable to secure or eliminate the letter of credit facility by that date, Citibank will not renew the outstanding letters of credit at December 31, 2003, at which time our customers may draw on such letters of credit, and we will be obligated to repay Citibank for any amounts paid to our customers up to $45,000,000.

      At December 31, 2002, we had a $15,000,000 letter of credit outstanding under a letter of credit facility with Manufacturer’s Life Insurance Company that had been posted as security to allow our U.S. operating subsidiary to take credit on its statutory financial statements for reinsurance ceded to our Bermuda operating company. On February 6, 2003, we were served with a statutory demand under Bermuda law from Manulife related to our alleged failure to return or collateralize the letter of credit Manulife issued on our behalf. On February 25, 2003, we filed an application with the Bermuda Supreme Court seeking an injunction to prevent Manulife from filing proceedings to wind up our business on the basis that Manulife is not a creditor of ours and therefore did not have standing to make the statutory demand. On March 21, 2003, the court held in our favor and issued an injunction preventing Manulife from commencing winding up proceedings based upon that demand. Since that date, as the result of recaptures of certain reinsurance agreements by cedents of our U.S. operating subsidiary, the need for Manulife’s letter of credit facility has been eliminated, and the letter of credit has been terminated.

      During 2001, we had entered into a reinsurance agreement with a reinsurer to cede excess U.S. statutory reserves (the amount by which our cedents’ U.S. statutory reserves exceed our U.S. GAAP reserves for certain life insurance contracts subject to certain state statutory regulations known as Triple-X) to the reinsurer. Under the agreement, the reinsurer was obligated to make cash deposits with us that were used to fund the collateral requirements associated with these excess U.S. statutory reserves. Prior to December 31, 2002, we had received deposits of $147,000,000 from the reinsurer. This reinsurance agreement did not qualify for reinsurance accounting under U.S. GAAP. As a result, funds received under this contract were recorded as a deposit liability. We were also required to deposit funds with the reinsurer in connection with the reinsurance agreement, which funds had accumulated to approximately $42,400,000 at December 31, 2002. These funds were included in Deposits and other reinsurance receivables on our balance sheet. We received the benefit of investment income from the investment of the funds received and our deposit with the reinsurer, and we paid the reinsurer certain fees associated with the contract. For the year 2002, these fees were $8,157,000 and were included in Collateral expenses on our income statement. In connection with the novation of certain of our reinsurance contracts to XL Life, we terminated this reinsurance agreement and repaid to the reinsurer the entire $147,000,000 balance owed by us under the agreement at December 31, 2002. In addition, the reinsurer returned to us the $42,400,0000 we had deposited with it in connection with the termination of the reinsurance agreement.

      At December 31, 2002, our total capitalization, which consisted entirely of equity, was approximately $268,337,000. On March 1, 2002, we filed a shelf registration statement on Form S-3 to register under the Securities Act of 1933 $200,000,000 of senior debt to be sold in one or more transactions on a delayed basis. We subsequently determined that we would not utilize the shelf registration and requested that the Securities and Exchange Commission withdraw the registration statement in March 2003.

      On November 20, 2002, the State of Connecticut Insurance Department and Annuity and Life Reassurance America entered into a letter agreement that acknowledges that the Connecticut Insurance Department is monitoring the financial condition of our United States operating subsidiary and such letter agreement requires that certain financial transactions entered into by the subsidiary, including disposal of assets, payment of dividends and settlement of inter-company balances with our Bermuda operating subsidiary, be pre-approved by the Connecticut Insurance Department. In addition, the Connecticut Insurance Department has requested weekly reports from senior management of Annuity and Life Reassurance America on our status and any changes in the status of Annuity and Life Reassurance America. The letter agreement continues to be effective until March 1, 2004.

      We have no material commitments for capital expenditures as of December 31, 2002, but as noted above, we have significant obligations that we will not be able to satisfy unless we are able to negotiate the termination, recapture or novation of certain reinsurance agreements on favorable terms, or raise additional capital. Since beginning our efforts in September 2002, we also have been unable to raise capital, and there can be no assurances that our efforts to raise capital or pursue other strategic alternatives will be successful.

      While we plan to continue to receive premiums and pay claims under our remaining reinsurance treaties, we have ceased to write new reinsurance agreements and have notified our existing clients that we will not be accepting any new business under existing treaties on their current terms. We do not anticipate resuming to write new reinsurance agreements in the foreseeable future. Our plans for the future involve attempting to meet or reduce the additional collateral requirements of our ceding companies by continuing to negotiate the recapture, retrocession, novation or sale of certain of our reinsurance agreements, although there can be no assurance that we will be able to negotiate favorable terms for such transactions. We have also instituted substantial premium rate increases on all of our non-guaranteed premium yearly renewable term contracts that remain in force. There can be no assurance that our plans will be sufficient to improve our operations or liquidity. If we are not successful in implementing our plans, or if those plans are insufficient, we will not be able to satisfy our obligations in 2003 and will likely be required to liquidate our business if we cannot successfully pursue any other strategic alternative. The report of our independent auditors included in this report contains a paragraph expressing substantial doubt regarding our ability to continue as a going concern.

      In our efforts to meet our future collateral and liquidity needs, we will be required to rationalize our infrastructure costs while retaining employees with the skills and knowledge that we need to implement our plan. In this regard, we may elect to settle our claims for repayment of amounts owed to us by certain of our officers who have indicated they may oppose collection of (or be unable to repay) these amounts. Such settlements may be for less than the amounts owed us, if it appears more efficient to do so.

      Quarterly dividends of $0.05 per common share were declared and paid in each quarter of 2002 and 2001. Both we and our Bermuda operating subsidiary, Annuity and Life Reassurance, are required to comply with the provisions of the Bermuda Companies Act that regulate the payment of dividends and the making of distributions from contributed surplus. Neither we nor Annuity and Life Reassurance may declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (i) the relevant company is, or would be after the payment, unable to pay its liabilities as they become due; or (ii) the realizable value of the relevant company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. As of December 31, 2002, we could not reasonably determine that we met these grounds. Accordingly, on February 19, 2003, we announced that we would not declare or pay a dividend on our common shares during the first quarter of 2003. The declaration and payment of future dividends to holders of our common shares will be at the discretion of our Board of Directors and will depend upon our earnings and financial condition, capital requirements of our subsidiaries, the ability of our operating subsidiaries to pay dividends to us, regulatory considerations and other factors the Board of Directors deems relevant. For a discussion of other factors affecting our ability to pay dividends, see Item 1. Business — Regulation and Results of Operations — Liquidity and Capital Resources and Note 16 to our consolidated financial statements included elsewhere in this report. We do not expect to declare or pay dividends in the near future. Currently, there is no Bermuda withholding tax on dividends paid by us to shareholders.

      During 2001, our Board of Directors approved a share repurchase program of up to $25,000,000 of our common shares. While our Board has given us the flexibility to repurchase our common shares in the future if market conditions so dictate, at the present time we do not anticipate repurchasing any common shares.

Pro Forma Effects of Recent Transactions

      In an effort to meet the collateral needs of as many of our cedents as possible, we have entered into two significant transactions and several smaller transactions, which in the aggregate have had, and will have, a substantial impact on our business. To highlight the effects of these transactions on our business, we have prepared a Pro Forma Consolidated Balance Sheet as of December 31, 2002 and a Pro Forma Consolidated Statement of Operations for the year ended December 31, 2002. The Pro Forma Consolidated Balance Sheet as of December 31, 2002 is intended to demonstrate how our Consolidated Balance Sheet as of December 31, 2002, as reported in our consolidated financial statements contained in this report, would look in light of novations, recaptures and terminations of certain of our reinsurance agreements that have occurred between January 1, 2003 and March 31, 2003. The Pro Forma Consolidated Statement of Operations for the year ended December 31, 2002 is intended to illustrate how our Consolidated Statements of Operations, which is included in our consolidated financial statements contained in this report, would look if the novations, recaptures, and terminations that occurred during 2002 and through March 31, 2003 had occurred prior to January 1, 2002.

      The transactions that are the subject of the following pro forma financial statements are as follows:

1.	On December 31, 2002, we entered into a transaction with XL Life Ltd, a subsidiary of XL Capital Ltd pursuant to which we transferred certain blocks of life reinsurance business to XL Life. The transaction enabled us to reduce a substantial portion of our year-end collateral requirements under our reinsurance agreements and to repay deposits received under a reinsurance agreement to which we were a party. We novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance contract with us with respect to four of those blocks of business. The effects of this transaction, including $26,382,000 of charges, are not presented as having a pro forma impact in the pro forma balance sheet because they are already reflected in our Consolidated Balance Sheet as of December 31, 2002, which is included in our consolidated financial statements contained in this report.

The XL Life transaction is presented as having a pro forma impact in the pro forma statement of operations. Specifically, the pro forma statement of operations assumes that the block of business transferred to XL Life that is not covered by the 50% quota share were never written by us. Further, the pro forma statements of operations assumes that the four blocks of business that are covered by the 50% quota share reinsurance policy were originally written by us on that basis and that XL Life will not exercise its right to recapture those four blocks of business given that our current financial strength ratings are below the levels required by that reinsurance agreement. Additionally, the pro forma statement of operations excludes charges and expenses of approximately $26,382,000 associated with the XL Life transaction. These charges and expenses are primarily the result of a write down of deferred acquisition costs of approximately $38,700,000 (which was partially offset by a net ceding commission paid to us by XL Life of approximately $18,000,000), a write off of prepaid expenses related to the reinsurance agreement of approximately $2,400,000 and transaction costs of approximately $3,200,000. In addition, the pro forma statement of operations assumes we never entered into the reinsurance agreement that provided us with cash deposits we used to fund the collateral requirements of our cedents, which was terminated on December 31, 2002 in connection with the XL Life transaction.

2.	In February 14, 2003, we entered into a termination agreement with The Ohio National Life Insurance Company terminating our annuity reinsurance agreement. Pursuant to the terms of the termination agreement, the parties agreed to release and discharge one another from any and all claims, demands, causes of action and/or damages relating to the reinsurance agreement effective January 31, 2003. In consideration, Ohio National agreed to pay us $5,000,000, as adjusted for certain amounts payable to Ohio National under the reinsurance agreement as of January 31, 2003, resulting in a net payment to us of approximately $2,799,000. The pro forma balance sheet shows the pro forma effects of the termination of this agreement as if it had occurred on the same terms and conditions as of December 31, 2002 and the pro forma statement of operations assumes that we had terminated the reinsurance agreement with Ohio National prior to January 1, 2002.

3.	In addition to the transactions described above, we also negotiated the termination or recapture of other reinsurance contracts during 2002 and through March 31, 2003, resulting in the write down of deferred acquisition costs and cash payments made to cedents, net of reserve releases associated with those terminations or recaptures. The pro forma balance sheet shows the pro forma effects of those terminations and recaptures as if each had occurred on the same terms and conditions as of December 31, 2002, and the pro forma statement of operations assumes that we had terminated or negotiated the recapture of each of those agreements prior to January 1, 2002.

      The following pro forma figures should not be considered indicative of our expected results of operations and financial condition in 2003. For a discussion of certain factors that could materially and adversely affect our operations and/or cause our actual results of operations to differ from those expressed, please see “— Forward-Looking Statements.”

Annuity and Life Re (Holdings), Ltd.

Pro Forma Consolidated Balance Sheet as of December 31, 2002
(Unaudited and in U.S. Dollars)

				Other
		Ohio National		Terminations and
	Reported	Termination		Recaptures		Pro Forma

Assets
Cash and cash equivalents	$152,930,908	$2,798,891	(A)	$(23,137,742	)(G)	$132,592,057
Fixed maturity investments at fair value	153,415,429	—		—		153,415,429
Funds withheld at interest	1,427,093,380	(360,765,777	)(B)	(24,591,901	)(H)	1,041,735,702
Accrued investment income	2,141,338	—		—		2,141,338
Receivable for reinsurance ceded	93,669,173	—		—		93,669,173
Deposits and other reinsurance receivables	25,025,453	—		(84,316	)(I)	24,941,137
Deferred policy acquisition costs	187,913,648	(20,335,753	)(C)	(23,040,360	)(J)	144,537,534
Other assets	2,508,858	—		—		2,508,858

Total Assets	$2,044,698,187	$(378,302,639)		$(70,854,319)		$1,595,541,229

Liabilities
Reserves for future policy benefits	$269,619,809	$—		$(18,431,399	)(K)	$251,188,410
Interest sensitive contracts liability	1,443,143,080	(376,258,764	)(D)	(24,127,042	)(L)	1,042,757,274
Other reinsurance liabilities	51,139,164	(2,896,108	)(E)	—		48,243,056
Accounts payable and accrued expenses	12,459,423	—		31,331	(M)	12,490,754

Total Liabilities	$1,776,361,476	$(379,154,872)		$(42,527,110)		$1,354,679,494

Stockholders’ Equity
Preferred shares (par value $1.00; 50,000,000 shares authorized; no shares outstanding)	$—	$—		$—		$—
Common shares (par value $1.00; 100,000,000 shares authorized; 26,106,328 and 25,705,328 shares outstanding at December 31, 2002 and December 31, 2001)	26,106,328	—		—		26,106,328
Additional paid-in capital	335,334,932	—		—		335,334,932
Notes receivable from stock sales	(1,626,493)	—		—		(1,626,493)
Restricted stock (401,000 shares at December 31, 2002)	(2,514,693)	—		—		(2,514,693)
Accumulated other comprehensive income	6,162,525	—		—		6,162,525
(Deficit) Retained earnings	(95,125,888)	852,233	(F)	(28,327,209	)(N)	(122,600,864)

Total Stockholders’ Equity	$268,336,711	$852,233		$(28,327,209)		$240,861,735

Total Liabilities and Stockholders’
Equity	$2,044,698,187	$(378,302,639)		$(70,854,319)		$1,595,541,229

(A)	To reflect cash received from Ohio National.
(B)	To record the transfer of Funds withheld at interest receivable to Ohio National (net of the unrealized loss in embedded derivatives).
(C)	To record the write off of deferred acquisition costs associated with the Ohio National agreement.
(D)	To record the transfer of the Company’s Interest sensitive contracts liability to Ohio National.
(E)	To record the settlement of liabilities due to Ohio National as part of the recapture consideration for December 2002 and January 2003.
(F)	Pro forma impact on net income of the recapture of the Ohio National agreement.
(G)	To record cash payments for unearned premiums upon the termination and recapture of reinsurance agreements.
(H)	To record the transfer of Funds withheld at interest receivable to a cedent that terminated its annuity reinsurance agreement.
(I)	To record the release of receivables held upon the termination and recapture of reinsurance agreements.
(J)	To record the write down of deferred acquisition costs associated with the termination and recapture of reinsurance agreements.
(K)	To record the release of policyholder benefit reserves associated with the termination and recapture of reinsurance agreements.
(L)	To record the transfer of the Company’s Interest sensitive contracts liability back to a cedent that terminated its annuity reinsurance agreement.
(M)	To record miscellaneous expenses associated with the termination and recapture of reinsurance agreements.

(N)	To recognize the impact on net income of the termination and recapture of reinsurance agreements.

Annuity and Life Re (Holdings), Ltd.

Pro Forma Consolidated Statement of Operations for the Year Ended December 31, 2002
(Unaudited and in U.S. Dollars)

						Other
		Ohio National		XL Life		Terminations and
	Reported	Termination		Transaction		Recaptures		Pro Forma

Revenues
Net premiums	$344,097,441	$—		$(59,624,222	)(E)	$(60,528,463	)(K)	$223,944,756
Investment income, net of related expenses	102,138,985	(17,249,434	)(A)	(7,366,557	)(F)	(1,580,000	)(L)	75,942,994
Net realized investment gains	19,749,266	—		(9,388,993	)(G)	—		10,360,273
Net change in fair value of embedded derivatives	(25,846,110)	15,651,998	(B)	—		—		(10,194,112)
Surrender fees and other revenues	16,156,437	—		—		—		16,156,437

Total Revenues	456,296,019	(1,597,436)		(76,379,772)		(62,108,463)		316,210,348

Benefits and Expenses
Claim and policy benefits	$352,408,801	$—		$(56,059,211	)(H)	$(74,138,990	)(M)	$222,210,600
Interest credited to interest sensitive products	71,370,616	(15,238,476	)(C)	—		(1,208,508	)(N)	54,923,632
Policy acquisition costs and other insurance expenses	125,877,980	2,122,353	(D)	(33,021,486	)(I)	(7,935,463	)(O)	87,043,384
Collateral costs	12,948,115	—		(12,948,115	)(J)	—		—
Operating expenses	22,577,792	—		—		—		22,577,792

Total Benefits and Expenses	585,183,304	(13,116,123)		(102,028,812)		(83,282,961)		386,755,408

Net (Loss)	$(128,887,285)	$11,518,687		$25,649,040		$21,174,498		$(70,545,060)

Net (loss) per common share:
Basic	$(5.01)	$0.45		$1.00		$0.82		$(2.74)
Diluted	$(5.01)	$0.45		$1.00		$0.82		$(2.74)

(A)	To reflect reduced Net investment income as if the Ohio National agreement did not exist in 2002.
(B)	To reflect the Net change in the fair value of embedded derivatives as if the Ohio National agreement did not exist in 2002.
(C)	To reflect the reduction in Interest credited to interest sensitive contracts as if the Ohio National agreement did not exist in 2002.
(D)	To reflect the increase in Policy acquisition costs and other insurance expenses as if the Ohio National agreement did not exist in 2002.
(E)	To reflect the reduction in Premiums that would have occurred had we only underwritten the 50% quota share assumed from XL Life on four of the five blocks of life reinsurance novated to XL Life.
(F)	To remove Net investment income on the invested assets purchased with the cash deposits received from the reinsurer under the reinsurance agreement we used to fund certain of our collateral requirements.
(G)	To remove Net realized capital gains on the disposition of invested assets purchased with the cash deposits received from the reinsurer under the reinsurance agreement we used to fund certain of our collateral requirements.
(H)	To remove Claims and policy benefits associated with the five blocks of life reinsurance novated to XL Life, net of the 50% quota share assumed from XL Life on four of those blocks.
(I)	To remove Policy acquisition costs and other insurance expenses associated with the five blocks of life reinsurance novated to XL Life, net of the 50% quota share assumed from XL Life on four of those blocks.
(J)	To remove collateral costs incurred during 2002 related to the reinsurance agreement that was terminated in connection with the novations to XL Life at December 31, 2002 that we used to fund certain of our collateral requirements and closing costs associated with terminating that collateral reinsurance agreement at December 31, 2002.
(K)	To remove Premiums associated with the recaptures of reinsurance agreements during 2002 and through March 31, 2003.
(L)	To reflect reduced Net investment income as if an annuity reinsurance agreement recaptured by one of our cedents did not exist in 2002.
(M)	To remove Claims and policy benefits associated with recaptures of reinsurance agreements during 2002 and through March 31, 2003.
(N)	To remove Interest credited to interest sensitive products associated with the recapture of an annuity reinsurance agreement during 2002 and through March 31, 2003.
(O)	To remove Policy acquisition and other insurance expenses associated with the recapture of an annuity reinsurance agreement during 2002 and through March 31, 2003.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.

      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of December 31, 2002.

      Our major market risk exposure is changing interest rates, primarily in the United States. We have a portfolio of fixed income investments and a change in interest rates will affect the fair value of our investments and may affect our operating results and financial condition. Interest rate risk is managed with effective maturity structures and with the application of duration management practices.

      We have no equity securities in our general account. We have significant market risk, including equity risk, from our largest annuity reinsurance contract, our guaranteed minimum death benefit contracts and our guaranteed minimum income benefit contracts. During 2002, we utilized two interest rate swap agreements to manage our interest rate risk related to deposits received under one of our reinsurance agreements. These swap agreements, which did not qualify for hedge accounting, were terminated in January 2003, and we do not currently use derivative financial instruments such as futures and options to manage risk in our general account or assumed through our reinsurance agreements, although we may do so in the future. We manage other risks, including credit and liquidity, in the normal course of business. In managing credit risk, we establish overall quality and rating guidelines and place limits on credit exposure by issuer and industry to achieve appropriate diversification in the portfolio. We do not have a trading portfolio and are not exposed to market risk from trading activities.

      Our primary market risk exposures for the year ended December 31, 2002 have not changed since the year ended December 31, 2001. However, due to continued financial market deterioration, we now utilize certain revised investment return assumptions in determining our write downs of deferred acquisition costs related to our annuity reinsurance agreement with Transamerica. We have now also started making claim payments and increased our reserves related to minimum guarantees associated with certain variable annuity contracts.

      The table below presents as of December 31, 2002 the amortized cost amounts and related weighted average interest rates by years of maturity for our investment portfolio. Mortgage backed securities are included in the table by anticipated year of maturity.

		Weighted		Weighted
	Cash and Cash	Average	Fixed Maturity	Average
Weighted Average Interest Rates By Maturity	Equivalents	Interest Rate	Investments	Interest Rate

	(dollars in thousands)
2003	$152,931	1.13%	$5,814	6.23%
2004			6,612	5.70%
2005			10,657	6.10%
2006			13,466	9.65%
2007			25,906	4.37%
Thereafter			84,033	5.89%

Total	$152,931	1.13%	$146,488

Fair value	$152,931		$153,415

      Sensitivity analysis and duration modeling are used to estimate changes in fair values of fixed income investments and the potential effects on operating earnings and cash flows resulting from possible near term changes in interest rates. The term “near term” means a period of time going forward up to one year from the date of our consolidated financial statements. Durations of fixed income investments are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income. Our duration model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model. The duration model produces a loss in fair value of the fixed income investments of approximately $5,800,000 based on a 100 basis point increase in interest rates as of December 31, 2002. Conversely, gains of similar amounts are produced by the model with a 100 basis point decrease in interest rates. Actual results may differ from the hypothetical change in fair values assumed in this disclosure, especially since the analysis does not and cannot reflect the results of any actions that would be taken by us to mitigate losses or to optimize gains in fair values.

      We believe that our life insurance liabilities are not highly interest rate sensitive as they arise from traditional reinsurance arrangements and, therefore, the effects of fluctuating interest rates on these liability cash flows are not significant.

      Our annuity reinsurance contracts are generally regarded as market and interest rate sensitive. The future earnings and cash flows of the annuity product line are primarily dependent on earning a spread (the difference between the interest earned on the supporting asset base and the rate credited to policyholders) and persistency of the underlying business. Our cedents, or their designated asset managers, manage all assets supporting interest sensitive contracts liabilities. If these assets do not achieve investment returns at rates sufficient to meet our obligations on the underlying policies, we could experience unexpected losses. For example, under our annuity reinsurance agreement with Transamerica, the minimum interest guarantees on the underlying policies have exceeded the underlying policyholder account values due to poor investment performance, and we have been forced to fund our proportionate share of the shortfall out of our general assets, which has resulted in significant losses.

      During 2001 and 2002, we determined the extent to which the minimum interest guarantees on the policies underlying the Transamerica contract had been exposed and, as a result, wrote down our deferred acquisition cost asset by $46,115,000 in 2001 and an additional $27,474,000 was written down in 2002. In determining the $27,474,000 write down of our deferred acquisition costs, we assumed absolute investment returns on convertible bonds of 2.00% for the first half of 2003 and 6.00% for the second half of 2003, and annualized 8.00% for each year thereafter. Additionally, we assumed annual investment returns of 3.00% on investment grade bonds in 2003 and 6.25% in each year thereafter, and 6.25% for each year on each other asset class in which policyholder premiums have been invested. We also assumed a lapse rate for the underlying policies of 25.00% in 2003, 22.00% in 2004, and 19.00% in 2005. These assumed lapse rates include assumptions regarding full surrenders, partial withdrawals, annuitizations and policyholder deaths. Consistent with our accounting policies, we review the key assumptions used in determining the carrying value of our deferred acquisition cost each quarter. A change in these assumptions could result in additional charges that would adversely impact future earnings. If our assumptions for investment return prove to be inaccurate, or if lapse rates exceed our assumptions, we may be required to make additional minimum interest guarantee payments and record additional charges, which would adversely impact future earnings. Assuming no change in lapse assumptions, the net impact of a 100 basis point decrease in our investment return assumptions in all future years would have required an additional write down of deferred acquisition costs of approximately $6,800,000 as of December 31, 2002. Assuming no change in our investment return assumptions, an initial 1% increase in our lapse assumptions on our Transamerica annuity contract in all future years would have required an additional write down of deferred acquisition costs of approximately $6,700,000 as of December 31, 2002. Subsequent increases of our lapse assumptions might result in larger incremental increases in the required write downs of deferred acquisition costs.

      Certain of our modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities. We have identified an embedded derivative, similar to a total return swap arrangement, within our funds withheld at interest receivable asset that we record in connection with these agreements. The valuation of these embedded derivatives requires complex cash flow modeling and assumptions, most notably with respect to expected future cash flows. The net fair value of these derivatives is classified on our balance sheet as a component of our Funds withheld asset. Changes in the fair value of these derivatives are reported in net income as Net change in fair value of embedded derivatives. While we believe these estimates of future cash flows and other assumptions in our models are reasonable when made, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, we may modify our methodology.

      The methodology we use to determine the fair value of the embedded derivatives in our annuity reinsurance agreements that require bifurcation and separate accounting under FAS 133 is to determine the fair value of the host contract (notional asset) based upon expected future cash flows under the annuity contracts. The fair value of the embedded derivative is calculated as being the market value of the actual assets less the fair value of the notional asset. The change in fair value of the embedded derivative is influenced by changes in credit risk, changes in expected future cash flows under the annuity contracts and interest rate changes. This methodology, which applies to all of our fixed annuity reinsurance contracts other than Transamerica, results in a valuation of the embedded derivative reflecting the market risk inherent in the underlying contracts. Sensitivity analysis on the assets and liabilities associated with the underlying reinsurance agreements.

      As of December 31, 2002, the net impact on our embedded derivatives of a 20 basis point increase or decrease in credit spreads is a loss or gain on the embedded derivative of approximately $3,528,000, respectively.

      As of December 31, 2002, the net impact on our embedded derivatives of a 50 basis point increase or decrease in interest rates as a result of duration mismatching is a gain or loss on the embedded derivative of approximately $432,000, respectively. The duration of the actual assets is approximately 6.62 years and the duration of the notional asset is approximately 6.55 years. As a result, we believe the impact of interest rate movements on the embedded derivative will be small.

      The table below shows the change in our embedded derivatives by quarter for 2002:

	Change in Embedded	Embedded Derivative
	Derivative Value	at Fair Value

First Quarter 2002	$1,590,098	$2,953,390
Second Quarter 2002	$(6,566,805)	$(3,613,415)
Third Quarter 2002	$(13,277,823)	$(16,891,238)
Fourth Quarter 2002	$(7,591,581)	$(24,482,819)

      For comparative purposes, the table below shows the change in our embedded derivatives by quarter for 2001:

	Change in Embedded	Embedded Derivative
	Derivative Value	at Fair Value

Cumulative Effect	$(3,665,735)	$(3,665,735)
First Quarter 2001	$(148,927)	$(3,814,662)
Second Quarter 2001	$1,846,981	$(1,967,681)
Third Quarter 2001	$(5,265,396)	$(7,233,077)
Fourth Quarter 2001	$8,596,369	$1,363,292

      We implemented FAS 133 effective as of the first quarter of 2001 and, consequently, include the cumulative effect of the change in accounting principle prior to 2001 in the table above.

      Our accounting policy for guaranteed minimum death benefit, minimum guaranteed income benefit and enhanced earnings benefit contracts is discussed in Note 3 to our consolidated financial statements for the fiscal year ended December 31, 2002. As of December 31, 2002, we had established reserves of approximately $18,500,000 related to these types of minimum guarantees associated with variable annuity products. These reserves are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges over the lives of the contracts. Our reserve methodology for these variable annuity minimum guarantee products is not directly market sensitive, although we do make assumptions about the state of the financial markets when we establish our reserves for these exposures.

      Under the methodology contained in a proposed Statement of Position issued by the American Institute of Certified Public Accountants entitled “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” at December 31, 2001, March 31, and June 30, 2002, we estimate that no reserves for these types of minimum guarantees would have been required had we been utilizing the methodology in the proposed Statement of Position, while at September 30, and December 31, 2002, reserves of approximately $22,000,000, and $23,000,000, respectively, would have been required.

      Utilizing the reserve methodology in the proposed Statement of Position, the impact of a 100 basis point increase in our investment return assumption across all asset classes would reduce the $23,000,000 reserve required as of December 31, 2002 by $10,000,000. Conversely, a decrease in our investment return assumption across all asset classes of 100 basis points would increase the required reserve by $11,000,000 as of that date.

      Our guaranteed minimum income benefit exposure is not bifurcated and separately accounted for as a derivative in accordance with FAS 133 because the contract with this type of embedded exposure was entered into prior to the transition date elected by us under FAS 133, as amended by FAS 137.

      The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See “Forward-Looking Statements” beginning on page 23.

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

REPORT OF MANAGEMENT

      Management of the Company has primary responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The consolidated financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis. The consolidated financial statements include amounts that are based on management’s best estimates and judgments. Management also prepared the other information presented in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

      Management of the Company has established and maintains a system of internal controls designed to provide reasonable assurance as to the integrity and reliability of the consolidated financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting.

      Our independent auditors, KPMG, have audited the Company’s consolidated financial statements. Our independent auditors had unrestricted access to each member of management in conducting their audit. Management has made available to our auditors all of the Company’s financial records and related data, as well as the minutes of shareholders’ and directors’ meetings. Management believes that all representations made to our auditors during their audits were valid and appropriate.

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

March 24, 2003

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2002 and 2001 and the results of their operations and cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered a significant loss from operations and experienced liquidity demands that raise substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed in Note 3(k) to the consolidated financial statements, as of January 1, 2001, the Company changed its method of accounting for derivative financial instruments and hedging activities.

KPMG

Chartered Accountants
Hamilton, Bermuda
March 24, 2003

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	For the Year Ended December 31,

	2002	2001

Assets
Cash and cash equivalents	$152,930,908	$104,793,019
Fixed income investments at fair value (amortized cost of $146,487,903 and $312,420,719 at December 31, 2002 and December 31, 2001)	153,415,429	318,987,432
Funds withheld at interest	1,427,093,380	1,489,689,347
Accrued investment income	2,141,338	4,897,063
Receivable for investments sold	—	23,815
Receivable for reinsurance ceded	93,669,173	97,807,529
Deposits and other reinsurance receivables	25,025,453	76,139,222
Deferred policy acquisition costs	187,913,648	209,074,192
Other assets	2,508,858	9,360,971

Total Assets	$2,044,698,187	$2,310,772,590

Liabilities
Reserves for future policy benefits	$269,619,809	$221,865,755
Interest sensitive contracts liability	1,443,143,080	1,519,596,075
Other deposit liabilities	—	137,000,000
Other reinsurance liabilities	51,139,164	17,340,304
Payable for investments purchased	—	2,030,516
Accounts payable and accrued expenses	12,459,423	10,751,098

Total Liabilities	$1,776,361,476	$1,908,583,748

Stockholders’ Equity
Preferred shares (par value $1.00; 50,000,000 shares authorized; no shares outstanding)	$—	$—
Common shares (par value $1.00; 100,000,000 shares authorized; 26,106,328 and 25,705,328 shares outstanding at December 31, 2002 and December 31, 2001)	26,106,328	25,705,328
Additional paid-in capital	335,334,932	332,447,062
Notes receivable from stock sales	(1,626,493)	(1,317,259)
Restricted stock (401,000 shares at December 31, 2002)	(2,514,693)	—
Accumulated other comprehensive income	6,162,525	6,418,469
(Deficit) Retained earnings	(95,125,888)	38,935,242

Total Stockholders’ Equity	$268,336,711	$402,188,842

Total Liabilities and Stockholders’ Equity	$2,044,698,187	$2,310,772,590

See accompanying notes to consolidated financial statements.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. Dollars)

	For the Year Ended December 31,

	2002	2001	2000

Revenues
Net premiums	$344,097,441	$251,793,237	$168,404,022
Investment income, net of related expenses	102,138,985	91,128,696	136,648,327
Net realized investment gains (losses)	19,749,266	1,230,038	(4,817,121)
Net change in fair value of embedded derivatives	(25,846,110)	5,029,027	—
Surrender fees and other revenues	16,156,437	18,519,701	6,915,870

Total Revenues	$456,296,019	$367,700,699	$307,151,098

Benefits and Expenses
Claims and policy benefits	$352,408,801	$216,025,010	$132,810,192
Interest credited to interest sensitive products	71,370,616	49,258,418	65,842,303
Policy acquisition costs and other insurance expenses	125,877,980	126,580,549	58,985,523
Collateral costs	12,948,115	1,200,000	—
Operating expenses	22,577,792	11,552,418	10,411,344

Total Benefits and Expenses	$585,183,304	$404,616,395	$268,049,362

Net (loss) income before cumulative effect of a change in accounting principle	$(128,887,285)	$(36,915,696)	$39,101,736
Cumulative effect of a change in accounting principle	—	(3,665,735)	—

Net (Loss) Income	$(128,887,285)	$(40,581,431)	$39,101,736

Net (loss) income per common share before cumulative effect of a change in accounting principle
Basic	$(5.01)	$(1.45)	$1.53
Diluted	$(5.01)	$(1.45)	$1.42
Cumulative effect of a change in accounting principle per common share
Basic	$—	$(0.14)	$—
Diluted	$—	$(0.14)	$—
Net (loss) income per common share
Basic	$(5.01)	$(1.59)	$1.53
Diluted	$(5.01)	$(1.59)	$1.42

See accompanying notes to consolidated financial statements.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(U.S. Dollars)

	For the Year Ended December 31,

	2002	2001	2000

Net (loss) income for the period	$(128,887,285)	$(40,581,431)	$39,101,736
Other comprehensive (loss) income:
Unrealized holding gains on securities arising during the period	19,493,322	5,583,536	8,517,066
Less reclassification adjustment for realized gains and (losses) in net (loss) income	19,749,266	1,230,038	(4,817,121)

Other comprehensive (loss) income	(255,944)	4,353,498	13,334,187

Total Comprehensive (Loss) Income	$(129,143,229)	$(36,227,933)	$52,435,923

See accompanying notes to consolidated financial statements.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(U.S. Dollars)

	For the Year Ended December 31,

	2002	2001	2000

Preferred shares par value $1.00
Balance at beginning and end of period	$—	$—	$—

Common shares par value $1.00
Balance at beginning of period	$25,705,328	$25,499,999	$25,499,999
Issuance of shares	401,000	205,329	—

Balance at end of period	$26,106,328	$25,705,328	$25,499,999

Additional paid-in capital
Balance at beginning of period	$332,447,062	$329,496,091	$329,496,091
Issuance of shares	2,887,870	2,950,971	—

Balance at end of period	$335,334,932	$332,447,062	$329,496,091

Notes receivable from stock sales
Balance at beginning of period	$(1,317,259)	$(1,367,241)	$(1,286,741)
(Issuances) repayments	(250,000)	150,000	—
Interest collected on notes receivable	38,620	—	—
Accrued interest during period	(97,854)	(100,018)	(80,500)

Balance at end of period	$(1,626,493)	$(1,317,259)	$(1,367,241)

Restricted stock
Balance at beginning of period	$—	$—	$—
Issuance of shares	(3,288,870)	—	—
Amortization of restricted stock	774,177	—	—

Balance at end of period	$(2,514,693)	$—	$—

Accumulated other comprehensive income (loss)
Balance at beginning of period	$6,418,469	$2,064,971	$(11,269,216)
Net unrealized (losses) gains on securities	(255,944)	4,353,498	13,334,187

Balance at end of period	$6,162,525	$6,418,469	$2,064,971

(Deficit) Retained earnings
Balance at beginning of period	$38,935,242	$84,636,497	$49,614,761
Net (loss) income	(128,887,285)	(40,581,431)	39,101,736
Stockholder dividends	(5,173,845)	(5,119,824)	(4,080,000)

Balance at end of period	$(95,125,888)	$38,935,242	$84,636,497

Total Stockholders’ Equity	$268,336,711	$402,188,842	$440,330,317

See accompanying notes to consolidated financial statements.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars)

	For the Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities
Net (loss) income	$(128,887,285)	$(40,581,431)	$39,101,736
Adjustments to reconcile net (loss) income to cash (used) provided by operating activities:
Net realized investment (gains) losses	(19,749,266)	(1,230,038)	4,817,121
Net change in fair value of embedded derivatives	25,846,110	(5,029,027)	—
Cumulative effect of change in accounting principle	—	3,665,735	—
Amortization of restricted stock	774,177	—	—
Changes in:
Accrued investment income	2,755,725	(1,136,925)	519,342
Deferred policy acquisition costs	21,160,544	21,568,744	(27,132,686)
Deposits and other reinsurance receivables	14,502,125	851,422	(21,717,824)
Other assets	6,852,113	(3,139,723)	(229,580)
Reserves for future policy benefits	47,754,054	46,912,737	26,703,552
Interest sensitive contracts, net of funds withheld	(39,703,138)	(36,548,945)	(2,911,000)
Other reinsurance liabilities	33,798,860	9,716,482	(3,122,447)
Accounts payable	1,708,325	5,011,192	231,311

Net cash (used) provided by operating activities	$(33,187,656)	$60,223	$16,259,525

Cash flows from investing activities
Proceeds from sales of fixed maturity investments	$336,648,268	$320,615,200	$284,671,582
Purchase of fixed maturity investments	(153,589,644)	(362,910,836)	(262,084,085)
Acquisition of a company	—	—	(13,181,790)

Net cash provided (used) by investing activities	$183,058,624	$(42,295,636)	$9,405,707

Cash flows from financing activities
Issuance of shares	$—	$3,156,300	$—
(Issuance) repayment of notes receivable, less accrued interest	(309,234)	49,982	(80,500)
Dividends paid to stockholders	(5,173,845)	(5,119,824)	(4,080,000)
Change in deposit liability, net of deposits placed with reinsurer	(96,250,000)	96,250,000	—

Net cash (used) provided by financing activities	$(101,733,079)	$94,336,458	$(4,160,500)

Increase in cash and cash equivalents	$48,137,889	$52,101,045	$21,504,732
Cash and cash equivalents, beginning of period	104,793,019	52,691,974	31,187,242

Cash and cash equivalents, end period	$152,930,908	$104,793,019	$52,691,974

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

2.   Going Concern Basis of Presentation

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company incurred a significant operating loss in 2002. Further, the financial strength ratings of the Company’s operating subsidiaries were downgraded several times in 2002 and again in March 2003 by A.M. Best, Standard & Poor’s, and Fitch Ratings. Also, the Company is required to post collateral for the statutory reserves ceded to it by U.S. based insurers and reinsurers. The Company did not have sufficient available cash and investments at December 31, 2002 to satisfy the collateral requirements asserted by its cedents under certain of its reinsurance treaties. The Company’s cedents now assert that the Company must satisfy additional collateral requirements of approximately $140 million, which includes collateral requirements asserted as of December 31, 2002 and additional requirements asserted since that date. The Company is currently analyzing these asserted collateral requirements and has not concluded that such amounts are in fact required to be posted as collateral under the relevant reinsurance contracts. At December 31, 2002, certain providers of letters of credit issued on behalf of the Company totaling approximately $59 million had also demanded the return or collateralization of those letters of credit.

      As a result of the Company’s inability to satisfy its obligations, certain parties have claimed that the Company is in breach of its agreements. As a consequence, such parties have sought and others may seek remedies for such claimed breaches by the Company, and the Company may be required to enter into arbitration or litigation proceedings with those parties. The Company was also served with a statutory demand under Bermuda law related to the Company’s alleged failure to satisfy certain obligations. On March 21, 2003, the Bermuda Supreme Court held in the Company’s favor and issued an injunction preventing that party from commencing winding up proceedings based upon that demand. If another creditor of the Company successfully pursues this statutory process and the Company is unable to discharge its obligations, proceedings seeking to wind up the Company’s business could be commenced against the Company.

      On November 20, 2002, the State of Connecticut Insurance Department and the Company’s United State’s operating subsidiary, entered into a letter agreement that acknowledges that the Connecticut Insurance Department is monitoring the financial condition of the Company’s United States operating subsidiary and such letter agreement requires that certain financial transactions entered into by the subsidiary, including the disposal of assets, payment of dividends and settlement of inter-company balances with the Company’s Bermuda operating subsidiary, be pre-approved by the insurance department. In addition, the Connecticut Insurance Department has requested weekly reports from senior management of the U.S. operating subsidiary on the status of the Company and any changes in the status of the U.S. operating subsidiary. The letter agreement continues to be effective until March 1, 2004.

      The Company engaged a financial advisor in September 2002 to assist it in seeking to raise capital, but the Company has not been able to successfully raise new capital to date. The Company has ceased to write new reinsurance agreements and has notified its existing clients that it will not be accepting any new business under existing treaties on their current terms. The Company does not anticipate resuming to write new

ANNUITY AND LIFE RE (HOLDINGS), LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reinsurance agreements in the foreseeable future. These aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

(b) Premium income and related expenses

      Reinsurance premiums from traditional life and annuity policies with life contingencies, where premiums collected match the period over which benefits are provided, are recognized as revenue when due from policyholders. Traditional life policies include those contracts with fixed and guaranteed premiums and benefits, and consist principally of whole life and term insurance policies. Benefits and expenses are matched with revenue so as to result in the recognition of profits over the life of the contracts. This is achieved by means of the provision for liabilities for future policy benefits and deferral and subsequent amortization of policy acquisition costs.

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

ANNUITY AND LIFE RE (HOLDINGS), LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) Deferred policy acquisition costs

      The costs of acquiring new business, principally allowances, which vary with and are primarily related to the production of new business, are deferred. Where a ceding company pays a bonus interest amount in the first year of a policy to induce a policyholder to acquire the product, and this bonus interest amount is distinct from and incremental to the expected ongoing interest crediting amount, the bonus interest is capitalized and amortized to income in a manner similar to deferred acquisition costs. Deferred policy acquisition costs are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each accounting period.

      For traditional life and annuity policies with life contingencies, deferred policy acquisition costs are charged to expense using assumptions consistent with those used in computing policy reserves. Assumptions as to anticipated premiums are estimated at the date of the policy issuance, or the effective date of the most recent premium rate increase, and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in earnings in the period such deviations occur. For these contracts, the amortization periods are generally the estimated life of the policies.

      For universal life and investment-type contracts, deferred policy acquisition costs are amortized over the expected average life of the contracts as a constant percentage of the present value of estimated gross profits arising principally from investment results, mortality and expense margins and surrender charges based on historical and anticipated future experience, which is updated at the end of each accounting period. In computing amortization, interest accrues to the unamortized balance of capitalized policy acquisition costs at the rate used to discount expected gross profit. The effect on the amortization of deferred policy acquisition costs of revisions to estimated gross profits are reflected in earnings in the period such estimated gross profits are revised.

(d) Insurance licenses, net of amortization

      The Company has classified as insurance licenses the cost in excess of fair value of net assets acquired in a purchase transaction. Prior to January 1, 2002, the Company had been amortizing these insurance licences on a straight-line basis over 20 years. The amount carried at December 31, 2002 and 2001 was $2,128,000. Amortization for the years ended December 31, 2001 and 2000 was $116,000 and $58,000, respectively.

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Number 142 — Goodwill and Other Intangible Assets. Under FAS 142 the insurance licenses are no longer amortized, but are subjected to an initial impairment test on adoption of FAS 142 and an annual impairment test in subsequent years. The Company adopted FAS 142 on January 1, 2002. The Company completed the impairment test and determined that no impairment charge was necessary. Because the amount of amortization in 2001 and 2000 was not significant, the pro forma impact on reported net income and earnings per share arising from the adoption of FAS 142 is not presented.

(e)	Reserves for future policy benefits and interest sensitive contracts liability

      The development of reserves for policy benefits and for claims incurred but not reported (“IBNR”) for the Company’s products requires management to make estimates and assumptions regarding mortality, lapse, persistency, expense and investment experience. Such estimates are primarily based on historical experience and information provided by ceding companies. Actual results could differ materially from those estimates. Management considers all of the Company’s reinsurance contracts to be long duration contracts. Management monitors actual experience and, where circumstances warrant, will revise its assumptions and the related reserve estimates.

ANNUITY AND LIFE RE (HOLDINGS), LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s liability for contracts providing reinsurance for life insurance policies is recorded in the balance sheet as reserves for future policy benefits. The reserve is estimated using a net level premium method utilizing actuarial assumptions for mortality, persistency, interest and expenses established when the contract is underwritten. These assumptions are based on anticipated experience with a margin for adverse deviation. If the reserves for future policy benefits plus the present value of expected future gross premiums are insufficient to provide for expected future benefits and expenses, deferred policy acquisition costs are written down and, if required, a premium deficiency reserve is established, by a charge to income. Benefit liabilities for traditional annuities that contain mortality risk are recorded at the present value of expected future benefit payments. Reserves are also established to cover death claims that may have been incurred and reported to the ceding company, but not yet reported to the Company due to timing delays.

      Premiums from universal life and investment-type contracts and benefit liabilities for traditional annuities (during the accumulation period) are reported in the balance sheet as interest sensitive contracts liability. Universal life and investment-type contracts are recorded at their accumulated policyholder values (without reduction for potential surrender or withdrawal charges). Revenues from these contracts consist of income earned on the assets and amounts assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Items that are charged to expense represent interest credited to policyholder account and other benefits in excess of related policyholders’ account balances, including minimum interest guarantee payments.

      The Company reinsures certain minimum guarantees associated with variable annuity contracts. These include guaranteed minimum death benefits, guaranteed minimum income benefits, and enhanced earnings benefits. The Company’s accounting policy is designed to establish reserves for expected claim payments based upon the long-term view of expected losses over the life of the underlying policies, based upon the original pricing assumptions. The Company’s reserving policy allows the Company to increase reserves if claim amounts or claims volume exceed what was anticipated in pricing.

      The American Institute of Certified Public Accountants has issued a proposed Statement of Position that could establish new standards for accounting for Certain Nontraditional Long-Duration Contracts and for Separate Accounts that, if adopted, could require the Company to establish additional reserves for certain guarantees associated with variable annuity contracts. Reserve adjustments under the proposed standard will likely be volatile because they are influenced by the performance of the financial markets. The Company anticipates that if the proposed standard is adopted as currently written, this volatility will affect the Company’s reported results of operations.

(f) Investments

      The Company classifies its investments in fixed income securities as available for sale and, accordingly, such securities are carried at fair value. The cost of fixed income securities is adjusted for amortization of premiums and discounts. The carrying value of fixed income securities is adjusted for declines in value that are considered other than temporary and any such adjustment is considered a realized loss.

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

      Diluted earnings per common share is calculated by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period, plus potential dilutive common shares. Options and warrants issued by the Company are considered potential dilutive common shares and are included in the calculation using the treasury stock method.

(i) Cash and cash equivalents

      For the purposes of the statements of cash flows, the Company considers all time deposits and short-term investments with an original maturity of 90 days or less as equivalent to cash.

(j) Stock plans

      The Company accounts for stock option grants in accordance with APB opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25.” Compensation expense for stock option grants is recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date. Any resulting compensation expense is recorded over the shorter of the vesting or service period.

      The Company’s net (loss) per common share would have been increased and its net income per common share would have been reduced to the pro forma amounts indicated below, had compensation cost been determined based on the fair value of the options at the grant date, consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation.”

ANNUITY AND LIFE RE (HOLDINGS), LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001	2000

Net (loss) income before cumulative effect of a change in accounting principle:
— as reported	$(128,887,285)	$(36,915,696)	$39,101,736
— pro forma	$(132,335,769)	$(40,274,490)	$34,397,159
(Loss) income per share before cumulative effect of a change in accounting principle as reported:
— Basic	$(5.01)	$(1.45)	$1.53
— Diluted	$(5.01)	$(1.45)	$1.42
Pro forma (loss) income per share before cumulative effect of a change in accounting principle:
— Basic	$(5.14)	$(1.57)	$1.35
— Diluted	$(5.14)	$(1.57)	$1.25
Net (loss) income:
— as reported	$(128,887,285)	$(40,581,431)	$39,101,736
— pro forma	$(132,335,769)	$(43,940,225)	$34,397,159
(Loss) income per share as reported:
— Basic	$(5.01)	$(1.59)	$1.53
— Diluted	$(5.01)	$(1.59)	$1.42
Pro forma (loss) income per share:
— Basic	$(5.14)	$(1.72)	$1.35
— Diluted	$(5.14)	$(1.72)	$1.25

      The fair value of the options is estimated on the date of grant using the Black-Scholes option-pricing model. The following table details the assumptions and fair values for options issued in 2000, 2001 and 2002.

	Dividend	Expected	Weighted Average	Weighted Average
Year of Grant	Yield	Volatility	Risk Free Rate	Fair Value

2000	0.70%	35.00%	5.80%	$11.79
2001	0.69%	37.07%	5.05%	$15.19
2002	1.22%	62.19%	4.99%	$10.62

(k) Funds withheld at interest and embedded derivatives

      Funds withheld at interest represents a receivable balance equivalent to the Company’s proportionate share of its ceding companies’ statutory reserves related to policies reinsured by the Company under annuity reinsurance agreements written on a modified coinsurance or coinsurance funds withheld basis. The premiums received by a ceding company on the policies underlying these types of reinsurance agreements are used to purchase investment securities that are managed by that ceding company or investment managers appointed by it. Net investment income includes the Company’s proportionate share of the investment income and realized capital gains and losses on the sale of investments purchased with those premiums, as well as distributions from the embedded derivatives contained in certain of these agreements.

      A portion of the Company’s funds withheld at interest receivable asset contains embedded derivatives, which require bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities, which the Company adopted as of January 1, 2001. The net fair value of these embedded derivatives is classified as part of the Company’s funds withheld asset on its balance sheet. The change in the fair value of these embedded derivatives is recorded in the Company’s statement of operations as Net change in fair value of embedded derivatives, which is a non-cash item. The Company, with the

ANNUITY AND LIFE RE (HOLDINGS), LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assistance of outside advisors, has developed a cash flow model to arrive at an estimate of the fair value of these embedded derivatives that uses various assumptions regarding future cash flows under the affected annuity reinsurance contracts. While the Company has made an estimate of the fair value of these embedded derivatives using a model that it believes is appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, it is possible that the Company may modify its methodology. The Company does not bifurcate and separately account for the embedded derivatives contained in certain of its contracts, including its annuity reinsurance agreement with Transamerica Occidental Life Insurance Company and its guaranteed minimum income benefit reinsurance agreement, because the Company acquired those agreements prior to the transition date it elected under FAS 133, as amended by FAS 137.

      The fair value of the embedded derivatives at the date of adoption of FAS 133 on January 1, 2001 was a loss of $3,665,735 and this has been accounted for as a cumulative effect of a change in accounting principle. The change in fair value of the Company’s embedded derivatives for the year ended December 31, 2002 and 2001 was a loss of $25,846,110 and a gain of $5,029,027, respectively. Additionally, an adjustment was made of $8,274,088 in the year ended December 31, 2002 to decrease the amortization of deferred acquisition costs to reflect lower profits on the affected annuity reinsurance agreements as a result of the change in fair value of the embedded derivatives. In 2001, an adjustment of $1,320,184 was made to increase the amortization of deferred acquisition costs to reflect higher profits on the affected annuity reinsurance agreements as a result of the change in fair value of the embedded derivatives. As a result, for the year ended December 31, 2002 and 2001, the net impact on reported earnings was a loss of $17,572,022 and a gain of $43,108, respectively.

(l) Accounting pronouncements

      The Company has reviewed the Standards and Interpretations recently issued by the Financial Accounting Standards Board and has concluded that, with the exception of Statement No. 148, the adoption of those Standards and Interpretations will not have a significant impact in the Company’s financial reporting.

      In December 2002, the FASB issued Statement Number 148 — Accounting for Stock-based Compensation — Transition and Disclosure — an amendment of FASB Statement Number 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. At the present time the Company does not intend to change to the fair value based method of accounting for stock-based employee compensation, although it may do so in the future. This statement also amends the disclosure requirements of FASB Statement Number 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has complied with the required disclosure in Note 3(j).

(m) Presentation of prior year information

      Prior year financial information is reclassified, when necessary, to be consistent with current year presentation.

ANNUITY AND LIFE RE (HOLDINGS), LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.   Investments

(a)	The amortized cost and fair values of investments in fixed income securities classified as available for sale at December 31, 2002 and 2001 are as follows:

	Amortized	Unrealized	Unrealized
2002	Cost	Gain	Loss	Fair Value

U.S. Government Securities	$41,502,510	$1,974,490	$—	$43,477,000
Non U.S. Government Securities	429,159	6,460	—	435,619
U.S. Corporate Securities	67,638,819	2,911,111	—	70,549,930
Non U.S. Corporate Securities	6,722,057	723,748	—	7,445,805
Mortgage Securities	30,195,358	1,349,196	37,479	31,507,075

	$146,487,903	$6,965,005	$37,479	$153,415,429

	Amortized	Unrealized	Unrealized
2001	Cost	Gain	Loss	Fair Value

U.S. Government Securities	$123,839,962	$3,140,538	$539,290	$126,441,210
Non U.S. Government Securities	5,052,082	151,503	—	5,203,585
U.S. Corporate Securities	126,011,190	2,635,734	758,471	127,888,453
Non U.S. Corporate Securities	12,643,848	641,580	—	13,285,428
Mortgage Securities	44,873,637	1,306,222	11,103	46,168,756

	$312,420,719	$7,875,577	$1,308,864	$318,987,432

A deferred tax liability of $765,000 and $314,000 has been provided against unrealized gains on fixed income securities as of December 31, 2002 and December 31, 2001, respectively.

(b)	The following table sets forth certain information regarding the investment ratings of the Company’s fixed income securities portfolio at December 31, 2002 and 2001.

	2002		2001

	Amortized		Amortized
Ratings(1)	Cost	%	Cost	%

AAA	$74,598,587	50.9%	$167,299,542	53.6%
AA	15,758,858	10.8%	22,020,044	7.0%
A	45,217,707	30.8%	64,538,138	20.7%
BAA	10,439,225	7.2%	54,813,709	17.5%
BA	—	0.0%	2,651,113	0.8%
Below BA	473,526	0.3%	1,098,173	0.4%

	$146,487,903	100.0%	$312,420,719	100.0%

(1)	Ratings as assigned by Moody’s.

(c)	At December 31, 2002 and 2001, letters of credit totaling $174,000,000 and $197,000,000, respectively, issued in the ordinary course of the Company’s business had been issued by its bankers in favor of certain ceding insurance companies (including the Company’s U.S. operating subsidiary) to provide security and meet regulatory requirements. At December 31, 2002 and 2001, cash and investments of approximately $115,000,000 and $112,000,000, respectively, were pledged as collateral for letters of credit.

ANNUITY AND LIFE RE (HOLDINGS), LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2002 and 2001, cash and investments of $125,000,000 and $272,000,000, respectively, were held in trust for the benefit of certain ceding insurance companies to provide security and to meet regulatory requirements. Substantially all remaining cash and investments held at December 31, 2002 were held by the U.S. operating subsidiary and are required by the subsidiary to maintain its statutory capital and surplus.

(d)	The maturity distribution of fixed income securities held as of December 31, 2002 and 2001 is shown below. Actual maturity dates may differ from contractual maturity dates because certain borrowers have the ability to prepay their obligations without penalty.

	2002		2001

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$5,741,968	$5,826,503	$9,912,893	$9,860,685
From one year to five years	50,566,587	52,761,998	162,295,676	166,459,434
From six to ten years	29,062,007	30,721,086	83,066,476	84,374,357
More than ten years	30,921,983	32,598,767	12,272,037	12,124,200
Mortgage Securities	30,195,358	31,507,075	44,873,637	46,168,756

	$146,487,903	$153,415,429	$312,420,719	$318,987,432

(e) Investment income earned during the years ended December 31, 2002, 2001 and 2000 was as follows:

	2002	2001	2000

Interest income	$27,396,270	$21,434,452	$21,181,034
Investment income earned on funds withheld under modified coinsurance agreements	76,207,803	70,963,486	116,521,841
Amortization of premium/ discount	(560,172)	(839,580)	(360,445)
Investment expenses	(904,916)	(429,662)	(694,103)

	$102,138,985	$91,128,696	$136,648,327

(f)	During the years ended December 31, 2002 and 2001, the Company recognized a charge of $900,000 and $600,000, respectively, for securities that were impaired on an other than temporary basis.

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

      In the event of a liquidation, dissolution or winding up of the Company, the holders of the common shares are able to share equally in the assets of the Company, if any remain after payment of all liabilities and the liquidation preference of any outstanding preferred shares. Certain restrictions exist with respect to the

ANNUITY AND LIFE RE (HOLDINGS), LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transfer of shares, should such a transfer cause the number of shares held by one United States person to be 10% or more, or a non-United States person to be 17% or more, of the Company’s outstanding common shares.

Class A Warrants

      In connection with the initial capitalization of the Company, the Company issued Class A Warrants that entitle the holders to purchase up to 3,059,990 common shares in the Company. The exercise price of the Warrants, which is subject to adjustment, is $15.00, which was equal to the price of the Company’s common shares in the initial public offering. The Class A Warrants are all currently exercisable and will expire on January 15, 2008. No Class A Warrants have been exercised at December 31, 2002.

Class B Warrants

      In connection with the direct sales of equity securities to certain “Strategic Investors” in connection with the Company’s initial public offering, the Company issued Class B Warrants that enable the holders to purchase an aggregate of 397,500 common shares of the Company. The exercise price of the Warrants, which is subject to adjustment, is $15.00 per share, which was equal to the price of the common shares in the initial public offering. The Class B Warrants are all currently exercisable and expire on April 15, 2008. No Class B Warrants have been exercised at December 31, 2002.

ANNUITY AND LIFE RE (HOLDINGS), LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.   (Loss) Income Per Share

      The following table sets forth the computation of basic and diluted (loss) income per share:

	2002	2001	2000

Net (loss) income available to common shareholders before cumulative effect of a charge in accounting principle	$(128,887,285)	$(36,915,696)	$39,101,736
Cumulative effect of a change in accounting principle	—	(3,665,735)	—

Net (loss) income available to common shareholders	$(128,887,285)	$(40,581,431)	$39,101,736

Basic:
Weighted average number of common shares outstanding	25,738,724	25,602,664	25,499,999
Net (loss) income per common share before cumulative effect of a change in accounting principle	$(5.01)	$(1.45)	$1.53
Cumulative effect of a change in accounting principle per common share	—	(0.14)	—

(Loss) income per common share	$(5.01)	$(1.59)	$1.53

Diluted:
Weighted average number of common shares outstanding	25,738,724	25,602,664	25,499,499
Plus: incremental shares from assumed exercise of options and warrants	—	—	1,970,746

Diluted weighted average number of common shares outstanding	25,738,724	25,602,664	27,470,745

Net (loss) income per common share before cumulative effect of a change in accounting principle	$(5.01)	$(1.45)	$1.42
Cumulative effect of a change in accounting principle per common share	—	(0.14)	—

(Loss) income per common share	$(5.01)	$(1.59)	$1.42

      As of December 31, 2002, 2001 and 2000, the Company had 1,144,535, 1,860,536 and 1,903,365 options outstanding, respectively. There were Class A and Class B warrants outstanding representing the right to acquire 3,457,490 shares in each of the above years. Inclusion of the incremental shares from assumed exercise of options and warrants is considered anti-dilutive in both 2002 and 2001. Consequently they are not included in diluted (loss) earnings per share in either year.

7.   Agreements with Related Parties

Guggenheim Securities, LLC

      Certain directors of the Company are also owners, directors, or officers of Guggenheim Securities, LLC, formerly known as Inter-Atlantic Securities Corp., LLC. In 1998, Inter-Atlantic agreed to provide financial advisory and other services to the Company for a term of five years in exchange for four annual payments of $600,000. Such services primarily relate to the development of new products and such other services as the Company may request. In 1999, the Company prepaid this fee at a discount of 10%. The prepayment is being amortized to income over the period the services are provided with the unamortized amount included in other assets. As of December 31, 2002, the prepayment has been fully amortized.

ANNUITY AND LIFE RE (HOLDINGS), LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shareholders

      One of the Company’s major shareholders is affiliated with The Prudential Investment Corporation, which serves as one of the Company’s investment managers. The Company has agreed to pay a fee for investment management services to The Prudential Investment Corporation based upon the amount of funds managed. The fee is based upon a sliding scale and has been determined on an arms-length basis. The Company also has entered into a life reinsurance agreement with the Prudential Insurance Company of America and annuity reinsurance agreements with XL Mid Ocean Reinsurance, Ltd and XL Re Ltd, subsidiaries of XL Capital, Ltd. Both Prudential and XL Capital are major shareholders of the Company. These contracts have been negotiated under normal commercial terms.

      On December 31, 2002, the Company entered into a transaction with XL Life Ltd (“XL Life”), a subsidiary of XL Capital, pursuant to which the Company transferred certain blocks of life reinsurance business to XL Life. Under the agreement with XL Life, the Company novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance contract with the Company with respect to four of those blocks of business. As a result of the transaction, the Company incurred a loss of approximately $26.5 million, primarily as a result of write down of deferred acquisition costs of $38.7 million (which was partially offset by a net ceding commission to the Company of $18.0 million), a write off of prepaid expenses of $2.4 million and transaction costs of approximately $3.2 million. The agreement also provides that XL Life will receive an additional payment of $5 million if, during the 18 months following the agreement, the Company receives new capital funding of at least $35 million and the Company’s stock trades at a price at or above $5.00 per share for a period of 20 out of any 30 consecutive trading days.

      In connection with the transaction with XL Life, the Company terminated a reinsurance agreement to which it was a party. Pursuant to the terms of that agreement, a reinsurer had made cash deposits with the Company of approximately $147 million that were funded primarily through a $265 million credit agreement to which the reinsurer was a party. The reinsurer’s obligations under the credit agreement had been guaranteed through a financial guaranty insurance policy issued by an affiliate of XL Capital. See Note 14 for additional information.

      In the first quarter of 2002, the Company purchased a $10,000,000 excess of loss reinsurance policy from XL Life to provide protection against minimum interest guarantee payments under the Company’s annuity reinsurance contract with Transamerica Occidental Life Insurance Company paid after January 1, 2002, in excess of a $33,000,000 deductible. The premium paid for this policy was $1.5 million.

      Also during the first quarter of 2002, the Company purchased an aggregate catastrophe excess of loss policy from XL Life providing protection from a single event, excluding acts of terrorism, causing a claim for more than five policyholders. The premium paid for this policy was $1,000,000.

Transactions with management

      During 1998, certain of the Company’s officers purchased 163,121 shares in the Company and the Company made loans to the officers to partially finance such purchases. The loans bear interest at 7% per annum and must be repaid within five years. During 2002, another officer purchased 14,000 shares in the Company and the Company made a loan to the officer to partially finance such purchase. This loan bears interest at 5% per annum and was repaid subsequent to December 31, 2002.

      At December 31, 2002 and 2001, loans outstanding from officers for such stock purchases were $1,250,000 and $1,000,000, respectively. Accrued interest on the loans was $376,493 and $317,259, respectively. Interest income of $97,854, $100,018 and $80,500 has been recognized for the years ended December 31, 2002, 2001 and 2000, respectively, on these loans.

ANNUITY AND LIFE RE (HOLDINGS), LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.   Compensation Plans

      In 1998, the Board of Directors adopted a Stock Option Plan (the “Plan”) under which it may grant, subject to certain restrictions, Incentive Stock Options (“ISO’s”) and Non-Qualified Stock Options (“NQSO’s”). The aggregate number of common shares for which options may be granted under the Plan was initially limited to 1,552,500 Common Shares. In 1999, the Plan was amended such that options may be granted in any fiscal year equal to not more than 2% of the adjusted average of the outstanding common shares of the Company, as that number is determined by the Company to calculate fully diluted earnings per share. Only eligible employees of the Company are entitled to ISO’s, while NQSO’s may be granted to eligible employees, non-employee directors and consultants. The Compensation Committee of the Board of Directors administers the Plan.

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

	2002		2001

	Number of	Weighted Average	Number of	Weighted Average
	shares	Exercise Price	shares	Exercise Price

Outstanding at beginning of year	1,860,536	$18.44	1,903,365	$17.17
Granted	282,000	16.49	172,500	28.98
Exercised	—	—	(205,329)	15.37
Forfeitures	(998,001)	(16.03)	(10,000)	22.37

Outstanding at end of year	1,144,535	$19.90	1,860,536	$18.44

      At December 31, 2002, options to acquire 734,027 common shares were exercisable. The weighted average remaining contractual life of these exercisable options was 7.0 years.

      The Company applies APB Opinion No. 25 and FASB Interpretation No. 44 in accounting for the Plan. Accordingly, no compensation cost has been recognized as the intrinsic value of the options was $nil at the measurement date.

      In 2002, the Board of Directors adopted a Restricted Stock Plan under which it may grant common shares to key employees. The aggregate number of common shares that may be granted under the Restricted Stock Plan is 1,200,000. The Compensation Committee of the Board of Directors administers the Restricted Stock Plan.

      During 2002, the Company made two awards to employees. Under the first award to employees, the Company issued 133,500 shares of restricted stock that vest on the third anniversary of the grant date. Under the second award, certain employees of the Company were irrevocably offered shares of restricted stock, conditioned upon the execution of a retention agreement with the Company. The Company issued an aggregate 267,500 shares to those employees who chose to execute retention agreements. These shares vest in three equal annual installments commencing on the first anniversary of the grant date. The fair value of the restricted stock awards on the dates of award and assuming all shares vest was $3,288,870, and this is reflected

ANNUITY AND LIFE RE (HOLDINGS), LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the Company’s balance sheet as common stock and paid in capital. The fair value of these grants is being amortized on a straight-line basis over the three-year vesting period. The unamortized balance of the grants is reflected in the balance sheet as restricted stock.

9.   Retrocession Agreements

      The Company has entered into a retrocession agreement that generally enables it to limit the amount of life reinsurance it retains to $1,000,000 per single life. The contract is automatic and effective for risks assumed and in force from January 1, 1997. At December 31, 2002 and 2001, the Company had ceded approximately $1.26 billion and $493 million of in force insurance coverage for premiums of $890,000 and $1,449,000, respectively to other reinsurers. A total of $500,000 and $1,150,000 was recoverable from reinsurers at December 31, 2002 and 2001, respectively.

      Reinsurance has also been placed with affiliates of XL Capital, a related party, as discussed in Note 7. There are no amounts outstanding under these contracts at December 31, 2002. The reinsurance coverage that provides protection against minimum interest guarantee payments has been considered as part of the Company recoverability testing for its deferred acquisition costs carried at December 31, 2002.

      Annuity and Life Reassurance America also purchased reinsurance as part of the Company’s acquisition of Capitol Bankers Life Insurance Company on June 1, 2000. Prior to closing, the in force insurance business of Annuity and Life Reassurance America was 100% reinsured with its former owner, a subsidiary of Swiss Re, who continues to administer the business reinsured. The amounts related to the reinsured business are included on the Company’s balance sheet in assets as Receivable for reinsurance ceded and in liabilities as Reserves for future policy benefits. At December 31, 2002 and 2001, these amounts were $93.4 million and $97.8 million, respectively.

      It should be noted that retrocession agreements do not relieve the Company from its obligations to its cedents and failure of the Company’s reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors any concentrations of credit risk that may develop to minimize its exposure. The parties to the retrocession agreements described above have current credit rating of A+ or better, as assigned by A.M. Best.

10. Contingencies

      As of December 31, 2002, the Company did not have sufficient available cash and investments to post collateral to satisfy its obligations under certain of its reinsurance treaties. This shortfall was primarily attributable to collateral requirements asserted by the Hartford Life Insurance Company, the cedent under the Company’s largest guaranteed minimum death benefit contract. Since that date, the Company’s cedents have asserted that the Company must satisfy additional substantial collateral requirements, bringing the total asserted collateral requirements to approximately $140,000,000 in excess of amounts the Company currently has posted. Of the collateral requirements asserted by the Company’s cedents, at December 31, 2002, $69,000,000 related to its guaranteed minimum income benefit contract. The Company is working with the cedent to verify the collateral requirements that have been asserted. If the Company is ultimately unable to satisfy its collateral obligations under the contracts, its cedents may elect to pursue the remedies available to them under the contracts, including arbitration against the Company. In an effort to meet or reduce the Company’s collateral requirements and improve its liquidity, the Company has novated, terminated or negotiated the recapture of several of its annuity and life reinsurance contracts, including its second largest annuity reinsurance contract and certain of its more profitable life contracts.

      In March 2003, Hartford Life Insurance Company, the cedent under the Company’s largest guaranteed minimum death benefit reinsurance contract, served notice seeking to institute arbitration proceedings against the Company alleging that it has failed to satisfy additional collateral requirements under the contract of approximately $59 million. The arbitration is in its preliminary stages.

ANNUITY AND LIFE RE (HOLDINGS), LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      While the Company plans to continue to receive premiums and pay claims under its remaining reinsurance treaties, the Company has ceased to write new reinsurance agreements and has notified its existing clients that it will not be accepting any new business under existing treaties on their current terms. The Company does not anticipate resuming to write new reinsurance agreements in the foreseeable future. The Company’s plans for the future involve attempting to meet or reduce the additional collateral requirements of its ceding companies by continuing to negotiate the recapture, retrocession, novation or sale of certain of its reinsurance agreements, although there can be no assurance that it will be able to negotiate favorable terms for such transactions. The Company has also instituted substantial premium rate increases on all of its non-guaranteed premium yearly renewable term contracts that remain in force. There can be no assurance that the Company’s plans will be successful in improving its operations and liquidity. If the Company is not successful in implementing its plans, it will not be able to satisfy its obligations in 2003.

      The Company also currently has $45,000,000 of outstanding letters of credit issued on its behalf by Citibank. In October 2002, Citibank agreed to extend the Company’s unsecured letter of credit facility into 2003 in exchange for the Company’s agreement to secure or eliminate the letter of credit facility by June 30, 2003. If the Company is unable to secure or eliminate the letter of credit facility by that date, Citibank will not renew the outstanding letters of credit at December 31, 2003.

      As of December 31, 2002, the Company had a $15,000,000 letter of credit outstanding under a letter of credit facility with Manufacturer’s Life Insurance Company that had been posted as security to allow the Company’s United States operating subsidiary to take credit on its statutory financial statements for reinsurance ceded to the Company’s Bermuda operating company. In October 2002, Manulife requested that the Company return or collateralize the letter of credit it had issued on the Company’s behalf. In February 2003, the Company was served with a statutory demand under Bermuda law from Manulife related to its alleged failure to return or collateralize the letter of credit Manulife issued on the Company’s behalf. In February 2003, the Company filed with the Bermuda Supreme Court an application seeking an injunction to prevent Manulife from filing proceedings to wind up the Company’s business on the basis that Manulife is not a creditor of the Company and therefore did not have standing to make the statutory demand. In March 2003, the court held in the Company’s favor and issued an injunction preventing Manulife from commencing winding up proceedings based upon that demand.

      In January 2002, the Company served written notice of arbitration in connection with the Company’s annuity reinsurance contract with Transamerica Occidental Life Insurance Company. In the arbitration, the Company was seeking monetary damages and/or equitable relief from Transamerica based on the Company’s claim that certain actions and/or omissions by Transamerica deprived the Company of the benefit of the reinsurance transaction. On November 8, 2002, the Company announced that the arbitration panel assigned to the matter had denied its claim against Transamerica. The arbitration panel upheld Transamerica’s position that the Company’s annuity reinsurance contract was a valid and enforceable contract and that Transamerica had acted in a commercially reasonable manner.

      In April 2002, the Company served written notice of arbitration on The Metropolitan Life Insurance Companies (“MetLife”), the cedent under its largest life reinsurance agreement, seeking equitable relief and monetary damages based on MetLife’s misrepresentation of and failure to disclose material facts relating to the agreement. In January 2003, the Company also provided written notice to MetLife of a premium rate increase, effective March 5, 2003, which also has become the subject of this arbitration. An arbitration panel is scheduled to hear these claims in December 2003.

      In November 2002, the State of Connecticut Insurance Department and Annuity and Life Reassurance America entered into a letter agreement that acknowledges that the Connecticut Insurance Department is monitoring the financial condition of the Company’s United States operating subsidiary and requested that certain financial transactions entered into by the subsidiary, including disposal of assets, payment of dividends

ANNUITY AND LIFE RE (HOLDINGS), LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and settlement of inter-company balances with the Company’s Bermuda operating subsidiary, be pre-approved by the Connecticut Insurance Department. In addition, the Connecticut Insurance Department has requested weekly reports from senior management of Annuity and Life Reassurance America on the Company’s status and any changes in the status of Annuity and Life Reassurance America. The letter agreement continues to be effective until March 1, 2004.

      On and since December 4, 2002, certain of the Company’s shareholders filed purported shareholder class action lawsuits against the Company and certain of its present and former officers and directors in the United States District Court for the District of Connecticut seeking unspecified monetary damages. The plaintiffs claim that the defendants violated certain provisions of the United States securities laws by making various alleged material misstatements and omissions in public filings and press releases. No assurance can be given that the Company will not be required to pay monetary damages in connection with these lawsuits.

11. Vulnerability Due to Concentrations

      The Company has entered into two significant deferred annuity reinsurance contracts and a significant life reinsurance contract. Due to the size of these contracts, there is a material concentration of net premiums, funds withheld at interest, deferred policy acquisition costs and balances related to interest-sensitive contract liabilities with the underlying parties to these contracts. The underlying parties to these contracts are large insurance companies based in North America.

      The Company’s largest annuity reinsurance contract is a retrocessional contract whereby the Company reinsures Transamerica Occidental Life Insurance Company. At December 31, 2002 and 2001, approximately $734 million and $962 million, respectively, of the Company’s funds withheld at interest receivable and $756 million and $991 million, respectively, of the Company’s interest sensitive contracts liability related to its reinsurance contract with Transamerica, which is a retrocessional reinsurance arrangement covering policies issued by IL Annuity and Insurance Company. Transamerica’s agreement with IL Annuity is also structured on a modified coinsurance basis, so IL Annuity maintains ownership and control of the assets supporting the Company’s obligations to Transamerica. At December 31, 2002, IL Annuity had financial strength or claims paying ratings of A from both A.M. Best and Standard & Poor’s. At December 31, 2002, Transamerica had financial strength or claims paying ratings of A+, AA+, Aa3 and AA+ from A.M. Best, Standard & Poor’s, Moody’s Ratings and Fitch Ratings, respectively. At December 31, 2002, the Company’s second largest annuity reinsurance contract was with The Ohio National Life Insurance Company. At December 31, 2002 and 2001, approximately $366 million and $232 million, respectively, of the Company’s funds withheld at interest (net of the fair value of the embedded derivatives associated with that contract, which was an unrealized loss of approximately $10.0 million as of December 31, 2002 and an unrealized gain of approximately $5.3 million as of December 31, 2001) and $376 million and $227 million, respectively, of the Company’s interest sensitive contracts liability related to the Company’s reinsurance contract with Ohio National. At December 31, 2002, Ohio National had financial strength or claims paying ratings of A+, AA, and A1 from A.M. Best, Standard & Poor’s, and Moody’s Ratings, respectively. This contract was terminated in the first quarter of 2003.

      During 2002, the Company recorded $54,174,000 of charges and payments related to the Transamerica reinsurance contract, made up of $26,700,000 of payments made under the contract for minimum interest guarantees to policyholders who surrendered their policies and a write-down of deferred acquisition costs of $27,474,000. During 2001, the Company recorded $59,615,000 of charges and payments related to the Transamerica reinsurance contract, made up of $13,500,000 of payments made under the contract for minimum interest guarantees to policyholders who surrendered their policies and a write down of deferred acquisition costs of $46,115,000. These charges are the result of a high level of surrenders by policyholders coupled with poor investment performance on the premiums paid by the holders of policies underlying the reinsurance contract. In writing down the deferred acquisition costs to their estimated recoverable amount, management has estimated the future levels of surrenders of the underlying policies together with the

ANNUITY AND LIFE RE (HOLDINGS), LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated future level of investment return on the invested premiums. While management has written down deferred acquisition costs to what it believes to be an appropriate level based upon reasonable assumptions about future investment performance and surrenders, the write down is an estimate. Actual amounts of income earned and amounts payable upon future surrenders may be significantly higher or lower than the amounts currently estimated. If actual experience varies significantly from the assumptions used to write down the deferred acquisition costs, additional write downs may be needed in the future. As discussed in Note 7, a subsidiary of XL Capital, has agreed to provide additional protection for up to $10,000,000 against further minimum interest guarantee payments on this contract paid after January 31, 2002 in excess of a $33,000,000 deductible.

      For the years ended December 31, 2002, 2001 and 2000, the Company recorded a loss of approximately $6,300,000, $10,200,000 and $5,500,000, respectively, related to its life reinsurance contract with The Metropolitan Life Insurance Companies (“MetLife”). Premiums associated with this contract for the years ended December 31, 2002, 2001 and 2000, were approximately $39,300,000, $37,400,000 and $35,700,000, respectively. Effective March 5, 2003, the Company provided written notice to MetLife of a premium rate increase in connection with this contract, which has become a subject of the Company’s arbitration with MetLife. As a result of novations and recaptures of certain of the Company’s life reinsurance contracts during the year ended December 31, 2002 and the first quarter of 2003, the Company expects that its reinsurance contract with MetLife will represent a larger percentage of the Company’s premium, revenue and net income subsequent to 2002.

12. Fair Value of Financial Instruments

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

Embedded Derivatives

      Certain of the Company’s modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives which require bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities. The valuation of these embedded derivatives requires cash flow modeling that uses various assumptions regarding future cash flows under these agreements. The fair value of these derivatives is reported as a component of Funds withheld at interest. At December 31, 2002, the fair value of these embedded derivatives was a loss of approximately $24,483,000. At December 31, 2001, the fair value of these embedded derivatives was a gain of $1,363,000.

Other Items

      Fair value disclosures are not required for reinsurance balances recoverable, deferred policy acquisition costs, or liabilities arising from insurance contracts. As a result, the Company has not determined such disclosures. Fair values of other assets and liabilities approximate their carrying values due to their short-term

ANNUITY AND LIFE RE (HOLDINGS), LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nature. Included in other liabilities is $2,570,000 at December 31, 2002 of unrealized loss, representing the fair value of two interest rate swap agreements.

13. Segments

      During the first quarter of 2002, the Company began to separately track financial results of the life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in all products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk, including those products which provide minimum guarantees on variable annuity products. In addition, certain of our modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities. The cumulative effect of the application of FAS 133 through January 1, 2001 and the change in the fair value of these embedded derivatives since that date are included in the annuity segment. Both the life and annuity segments have specific assets, liabilities, stockholder’s equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in our portfolio and investment income on undeployed invested assets. Operating expenses are allocated to the segments proportionately based upon the amount of stockholder’s equity deployed to the segment, except for capital raising costs that have been completely allocated to the corporate segment in 2002.

	Life	Annuity
2002	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$352,183,178	$78,427,733	$25,685,108	$456,296,019
Expenses	419,364,331	156,674,132	9,144,841	585,183,304

Net (Loss) Income	$(67,181,153)	$(78,246,399)	$16,540,267	$(128,887,285)

Total Assets	$502,281,795	$1,553,638,311	$(11,221,919)	$2,044,698,187

	Life	Annuity
2001	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$249,787,787	$103,170,165	$14,742,747	$367,700,699
Expenses	252,057,673	146,653,314	5,905,408	404,616,395

Net (loss) income before cumulative effect of a change in accounting principle	(2,269,886)	(43,483,149)	8,837,339	(36,915,696)
Cumulative effect of a change in accounting principle	—	(3,665,735)	—	(3,665,735)

Net (Loss) Income	$(2,269,886)	$(47,148,884)	$8,837,339	$(40,581,431)

Total Assets	$538,181,649	$1,602,020,485	$170,570,456	$2,310,772,590

	Life	Annuity
2000	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$167,476,817	$127,666,177	$12,008,104	$307,151,098
Expenses	148,506,825	113,193,435	6,349,102	268,049,362

Net Income	$18,969,992	$14,472,742	$5,659,002	$39,101,736

Total Assets	$291,657,595	$1,677,562,604	$257,381,545	$2,226,601,744

ANNUITY AND LIFE RE (HOLDINGS), LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Deposit Liability

      During 2001, the Company entered into a reinsurance agreement with a reinsurer to cede excess U.S. statutory reserves (the amount by which the cedents U.S. statutory reserves exceeds the Company’s U.S. GAAP reserves for certain life insurance contracts subject to certain state statutory regulations known as Triple-X) to the reinsurer. Under the agreement, the reinsurer was obligated to make cash deposits with the Company that were used to fund the collateral requirements associated with these excess U.S. statutory reserves. As of December 31, 2001, the Company had received deposits of $137,000,000 from the reinsurer. As part of this contract, the Company had deposited $40,750,000 with the reinsurer. The reinsurance agreement did not qualify for reinsurance accounting under U.S. GAAP. As a result, funds received under this contract were recorded as a deposit liability. On December 31, 2002, the Company entered into a termination agreement with the reinsurer contemporaneously with the agreement with XL Life that is discussed in Note 7. As a result of this termination agreement, the Company paid to the reinsurer the entire balance owed by the Company under the contract, which equaled approximately $147,000,000, and the reinsurer returned to the Company a deposit of approximately $42,400,000.

      The Company had paid the reinsurer certain fees associated with the contract during its existence and incurred other related costs that are classified as Collateral costs in the Company’s Statements of Operations. For the years ended December 31, 2002 and 2001, these costs amounted to $12,948,000 and $1,200,000, respectively. Included within these costs for 2002 was an amount of $2,378,000 paid to an affiliate of XL Capital, as discussed in Note 7 in connection with the novation of certain of our life reinsurance agreements to XL Life. Additionally, the amount for 2002 includes a loss incurred of $2,570,000 in connection with swap agreements that were entered into to manage the interest rate risk associated with the deposit liability. These swap agreements did not meet the effectiveness criteria specified in FAS 133 to qualify for hedge accounting.

15. Taxation

      The effective tax rate provided for in the financial statements is computed at a rate of zero. A substantial portion of the Company’s operations is Bermuda based and as a result income is exempt from taxation.

      Under current Bermuda law, there is no income or capital gains tax payable by the Company or Annuity and Life Reassurance. The Company and Annuity and Life Reassurance have received from the Bermuda Minister of Finance, under The Exempted Undertakings Tax Protection Act 1966 of Bermuda, assurances to the effect that in the event of there being enacted by Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to them or to any of their respective operations or to their shares, debentures or other obligations until March 28, 2016. This is not to be construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda or to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act 1967 of Bermuda or otherwise payable in relation to any property leased to the Company or its Bermuda subsidiary.

      Annuity and Life Re America and Annuity and Life Reassurance America, the Company’s United States based subsidiaries, are subject to all applicable Federal and State taxes of the United States. U.S. income taxes applicable to the Company’s U.S. operations are not material to the consolidated financial statements and, therefore, no separate item appears on the income statement or balance sheet. At December 31, 2002 and 2001 the Company had recorded a deferred tax liability of $765,000 and $314,000, respectively, related to U.S. income taxes on unrealized gains on investments held by its U.S. operations. No deferred tax asset or liability related to operating income has been recognized. GAAP net operating (loss) income for the Company’s U.S. operations for the year ending 2002, 2001, and 2000 was a loss of $781,000, $891,000, and a loss of $945,000, respectively. The GAAP net operating loss carry forward of $263,000 begins expiring in 2021.

ANNUITY AND LIFE RE (HOLDINGS), LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax basis net operating loss carry forward at December 31, 2002 was $7,361,273, which begins expiring in 2019.

16. Statutory Requirements and Dividend Restrictions

      The Company and Annuity and Life Reassurance are required to comply with the provisions of the Companies Act that regulate the payment of dividends and the making of distributions from contributed surplus. Neither the Company nor Annuity and Life Reassurance may declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (i) the relevant company is, or would be after the payment, unable to pay its liabilities as they become due; or (ii) the realizable value of the relevant company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. As of December 31, 2002, the Company could not reasonably determine that it met these grounds. Further, the Company’s ability to pay dividends depends on the ability of its operating subsidiaries to pay dividends to the Company, which may be subject to regulatory constraints that affect their ability to pay dividends to the Company.

      As long-term insurer, Annuity and Life Reassurance must maintain long-term business assets of a value of at least $250,000 greater than its long-term business liabilities. Annuity and Life Reassurance is prohibited from declaring or paying dividends unless the value of its long-term business assets exceed the amount of its long-term business liabilities (as certified by an approved actuary), by the amount of the dividend and by at least $250,000. Additionally, the amounts of any such dividend must not exceed the aggregate of that excess and other funds properly available for the payment of dividends, including funds arising out of its business aside from its long-term business.

      Annuity and Life Reassurance America is subject to statutory regulations of the state of Connecticut of the United States that restrict the payment of dividends. It may not pay dividends in any 12-month period in excess of the greater of the statutory net gain from operations for the immediately proceeding calendar year excluding pro rata distributions of any class of Annuity and Life Reassurance America’s securities or 10% of Annuity and Life Reassurance America’s statutory surplus as regards policyholders as of the immediately preceding December 31 at the end of the preceding year, without regulatory approval. At December 31, 2002, the statutory capital and surplus of Annuity and Life Reassurance America was $14,046,000. However, on November 20, 2002, the State of Connecticut Insurance Department and Annuity and Life Reassurance America entered into a letter agreement that acknowledges that the Connecticut Insurance Department is monitoring the financial condition of Annuity and Life Reassurance America and such letter agreement requires that certain financial transactions that it enters into, including disposal of assets, payment of dividends and settlement of inter-company balances with Annuity and Life Reassurance, be pre-approved by the Connecticut Insurance Department. In addition, the Connecticut Insurance Department has requested weekly reports from senior management of Annuity and Life Reassurance America on the Company’s status and any changes in the status of Annuity and Life Reassurance America. The letter agreement continues to be effective until March 1, 2004.

ANNUITY AND LIFE RE (HOLDINGS), LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Unaudited Quarterly Financial Data

      The unaudited quarterly financial data for the following years ended December 31 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002
Net premiums	$78,006,891	$92,065,743	$84,934,401	$89,090,406
Investment income, net of related expenses	24,589,790	26,366,669	31,127,396	20,055,130
Net realized investment (losses) gains	(321,708)	1,837,672	9,297,351	8,935,951
Net change in fair value of embedded derivatives	1,590,098	(6,566,805)	(13,277,822)	(7,591,580)
Claims and policy benefits	58,815,606	74,443,139	91,381,831	127,768,226
Interest credited to interest sensitive products	17,922,346	20,948,167	18,345,349	14,154,754
Policy acquisition & other insurance expenses	15,636,118	40,571,869	17,492,342	52,177,650
Net income (loss)	10,433,630	(20,293,998)	(19,147,016)	(99,879,901)
Net income (loss) per common share (diluted)	$0.39	$(0.79)	$(0.74)	$(3.88)
2001
Net premiums	$53,513,153	$61,628,943	$66,813,664	$69,837,477
Investment income, net of related expenses	23,089,810	19,605,194	24,239,602	24,194,090
Net realized investment gains (losses)	25,621	320,629	1,078,933	(195,145)
Net change in fair value of embedded derivatives	(148,927)	1,846,981	(5,265,396)	8,596,369
Claims and policy benefits	41,624,668	45,201,447	74,873,807	54,325,088
Interest credited to interest sensitive products	8,291,470	7,797,407	14,401,290	18,768,251
Policy acquisition and other insurance expenses	25,025,150	26,889,334	43,306,421	32,559,644
Net income (loss) before cumulative effect of a change in accounting principle	2,006,770	5,469,204	(42,680,474)	(1,711,196)
Net income (loss) per common share (diluted) before cumulative effect of a change in accounting principle	$0.08	$0.19	$(1.66)	$(0.07)
Cumulative effect of a change in accounting principle	(3,665,735)	—	—	—
Net (loss) income	(1,658,965)	5,469,204	(42,680,474)	(1,711,196)
Net (loss) income per common share (diluted)	$(0.07)	$0.19	$(1.66)	$(0.07)
2000
Net premiums	$36,230,006	$37,684,372	$44,588,022	$49,901,622
Investment income, net of related expenses	26,797,697	25,819,232	23,745,266	60,286,132
Net realized investment gains (losses)	(562,825)	(2,417,880)	(702,549)	(1,133,867)
Claims and policy benefits	32,958,111	29,898,304	36,040,180	33,913,597
Interest credited to interest sensitive products	8,763,595	8,063,576	5,322,440	43,692,692
Policy acquisition & other insurance expenses	12,856,683	14,919,657	14,922,217	16,286,966
Net income	7,702,876	7,628,231	10,706,839	13,063,790
Net income per common share (diluted)	$0.28	$0.28	$0.39	$0.48

ANNUITY AND LIFE RE (HOLDINGS), LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Subsequent events (unaudited)

      In the first quarter of 2003, the Company negotiated the termination or recapture of two of its annuity reinsurance contracts, including its contract with Ohio National, which was the Company’s second largest such contract. The impact to net income in the first quarter of 2003 as a result of these transactions was a gain of $231,987.

      As of March 31, 2003, the Company has negotiated the novation and recapture of certain of its other reinsurance agreements. The impact on net income in the first quarter of 2003 as a result of these novations and recaptures was a loss of $27,706,963.

      At December 31, 2002, the Company had a $15,000,000 letter of credit outstanding under a letter of credit facility with Manufacturer’s Life Insurance Company that had been posted as security to allow the Company’s United States operating subsidiary to take credit on its statutory financial statements for reinsurance ceded to the Company’s Bermuda operating company. In February 2003, the Company was served with a statutory demand under Bermuda law from Manulife related to its alleged failure to return or collateralize the letter of credit Manulife issued on the Company’s behalf. In February 2003, the Company filed with the Bermuda Supreme Court an application seeking an injunction to prevent Manulife from filing winding up proceedings on the basis that Manulife is not a creditor of the Company and therefore did not have standing to make the statutory demand. In March 2003, the court held in the Company’s favor and issued an injunction preventing Manulife from commencing winding up proceedings based upon the statutory demand. Since that time, as a result of recaptures of certain reinsurance agreements by cedents of the Company’s U.S. operating subsidiary, the need for Manulife’s letter of credit facility has been eliminated; and the letter of credit has been terminated.

      On April 8, 2003, the Company received notice from the New York Stock Exchange that it did not satisfy the NYSE’s continued listing standards as of that date because the average closing price of the Company’s common shares had been below $1.00 for a 30 consecutive trading day period. If the Company cannot achieve a $1.00 average share price for 30 consecutive trading days within six months of the receipt of this notification, the NYSE will commence suspension and delisting procedures with respect to its common shares. In addition, the NYSE informed the Company that it is considering whether it continues to meet certain of the NYSE’s qualitative continued listing standards due to concerns over the Company’s financial condition.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SCHEDULE II

BALANCE SHEETS

(Parent Company in U.S. Dollars)

	For the Year Ended December 31,

	2002	2001

Assets
Investment in common stock of subsidiaries(1)	$271,343,469	$400,110,921
Cash and cash equivalents	1,327,501	2,341,747

Total Assets	$272,670,970	$402,452,668

Liabilities
Accounts payable and accrued expenses	$4,334,259	$263,826

Total Liabilities	$4,334,259	$263,826

Stockholders’ Equity
Preferred shares (par value $1.00; 50,000,000 shares authorized; no shares outstanding)	$—	$—
Common shares (par value $1.00; 100,000,000 shares authorized; 26,106,328 and 25,705,328 shares outstanding at December 31, 2002 and December 31, 2001)	26,106,328	25,705,328
Additional paid-in capital	335,334,932	332,447,062
Notes receivable from stock sales	(1,626,493)	(1,317,259)
Restricted stock (401,000 shares at December 31, 2002)	(2,514,693)	—
Accumulated other comprehensive income	6,162,525	6,418,469
(Deficit) Retained earnings	(95,125,888)	38,935,242

Total Stockholders’ Equity	$268,336,711	$402,188,842

Total Liabilities and Stockholders’ Equity	$272,670,970	$402,452,668

(1)	Eliminated on consolidation

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SCHEDULE II

STATEMENT OF OPERATIONS

(Parent Company in U.S. Dollars)

	For the Year Ended December 31,

	2002	2001	2000

Revenues
Interest income	$109,796	$225,103	$264,853

Total Revenues	$109,796	$225,103	$264,853

Expenses
Operating expenses	$4,145,838	$1,280,215	$878,816

Net income (loss) before equity in (loss) earnings of subsidiary	(4,036,042)	(1,055,112)	(613,963)
Equity in (loss) earnings of subsidiaries	(124,851,243)	(39,526,319)	39,715,699

Net (loss) income	$(128,887,285)	$(40,581,431)	$39,101,736

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SCHEDULE II

STATEMENT OF CASH FLOWS

(Parent Company in U.S. Dollars)

	For the Year Ended December 31,

	2002	2001	2000

Operating Activities
Net (loss) income	$(128,887,285)	$(40,581,431)	$39,101,736
Amortization of restricted stock	774,177	—	—
Adjustments to reconcile net (loss) income to net cash provided (used) by operations:
Equity in loss (earnings) of subsidiaries	124,851,243	39,526,319	(39,715,699)
Other assets	—	15,813	—
Accounts payable	4,070,433	218,733	7,497

Net cash provided (used) by operating activities	$808,568	$(820,566)	$(606,466)

Investing Activities
Dividends received from subsidiary	$3,660,266	$5,110,000	$4,080,000
Return of capital from subsidiary	—	2,000,000	19,550,000
Investment in subsidiary	—	(5,000,000)	(19,550,000)

Net cash provided by investing activities	$3,660,266	$2,110,000	$4,080,000

Financing Activities
Net proceeds from sale of company stock	$—	$3,156,300	$—
(Issuance) repayment of notes receivable, less accrued interest	(309,234)	49,982	(80,500)
Dividends paid to shareholders	(5,173,846)	(5,119,824)	(4,080,000)

Net cash (used) by financing activities	$(5,483,080)	$(1,913,542)	$(4,160,500)

(Decrease) in cash and cash equivalents	$(1,014,246)	$(624,108)	$(686,966)
Cash and equivalents, beginning of period	2,341,747	2,965,855	3,652,821

Cash and equivalents, end of period	$1,327,501	$2,341,747	$2,965,855

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      The information required by Item 10 is hereby incorporated by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2002.

Item 11.	Executive Compensation.

      The information required by Item 11 is hereby incorporated by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

      The following table summarizes our equity compensation plans as of December 31, 2002:

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,144,535 (1)	$19.90	1,910,739 (2)
Equity compensation plans not approved by security holders	—	—	809,000 (3)

Total	1,144,535	$19.90	2,719,739

(1)	Includes 734,027 common shares that are currently exercisable under Annuity and Life Re (Holdings), Ltd. Initial Stock Option Plan, as amended and restated (the “Option Plan”).

(2)	Reflects the number of options that may be granted under the Option Plan as of January 1, 2003. The total number of options that may be granted under the Option Plan is subject to an annual adjustment, whereby additional options may be granted each calendar year to purchase common shares up to an amount equal to two percent (2.0%) of the adjusted average of the outstanding common shares for the preceding fiscal year, as such amount is determined in calculating fully diluted earnings per share by the Company.

(3)	The Company adopted the Annuity and Life Re (Holdings), Ltd. Restricted Stock Plan in 2002 (the “Restricted Stock Plan”) and as of December 31, 2002, had 401,000 shares of restricted stock outstanding. Those restricted shares are not included in the table, but are reflected in the number of shares outstanding reported in our consolidated financial statements. Under the Restricted Stock Plan, no single employee may be granted more than 250,000 shares of restricted stock.

     The amounts set forth above are subject to adjustment to reflect any stock dividend, stock split, share combination, or similar change in our capitalization. See Note 8 to our consolidated financial statements for information regarding the material features of the above plans.

      The other information required by Item 12 concerning security ownership is hereby incorporated by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2002.

Item 13.	Certain Relationships and Related Transactions.

      The information required by Item 13 is hereby incorporated by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2002.

Item 14.	Controls and Procedures.

      Within 90 days prior to the filing date of this Form 10-K, the Company’s Chief Executive Officer/ Chief Financial Officer has conducted a review of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that review, the Chief Executive Officer/ Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate. There have been no significant changes in the Company’s internal controls or in other factors (including any corrective actions with regard to significant deficiencies and material weaknesses) that could significantly affect those controls subsequent to the date of their evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed or incorporated by reference as part of this Form 10-K.

1. Financial Statements

      The audited consolidated financial statements of Annuity and Life Re (Holdings), Ltd. and the related auditor’s report listed in the Index to Financial Statements and Financial Statement Schedule appearing on page 61.

2. Financial Statement Schedule

      The schedule listed in the Index to Financial Statements and Financial Statement Schedule appearing on pages 90-92.

3. Exhibits

      The following exhibits are filed or incorporated by reference as part of this Form 10-K:

*2.1	Master Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., Viva Reassurance, Ltd. and XL Life Ltd (Exhibit 2.1 to the Company’s Form 8-K filed on January 16, 2003).
*2.2	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Continental Assurance Company (Exhibit 2.2 to the Company’s Form 8-K filed on January 16, 2003).
*2.3	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Valley Forge Life Insurance Company (Exhibit 2.3 to the Company’s Form 8-K filed on January 16, 2003).
*2.4	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Zurich Life Insurance Company of America (Exhibit 2.4 to the Company’s Form 8-K filed on January 16, 2003).
*2.5	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Fidelity Life Association (Exhibit 2.5 to the Company’s Form 8-K filed on January 16, 2003).
*2.6	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Federal Kemper Life Assurance Company (Exhibit 2.6 to the Company’s Form 8-K filed on January 16, 2003).
*2.7	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Protective Life Insurance Company (Exhibit 2.7 to the Company’s Form 8-K filed on January 16, 2003).
*2.8	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Phoenix Life and Annuity Company (Exhibit 2.8 to the Company’s Form 8-K filed on January 16, 2003).
*2.9	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Phoenix Life Insurance Company (Exhibit 2.9 to the Company’s Form 8-K filed on January 16, 2003).
*2.10	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Empire General Life Assurance Corporation (Exhibit 2.10 to the Company’s Form 8-K filed on January 16, 2003).
*2.11	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and PHL Variable Insurance Company (Exhibit 2.11 to the Company’s Form 8-K filed on January 16, 2003).

*2.12	Retrocessional Reinsurance Agreement, dated as of December 31, 2002, by and between Annuity and Life Reassurance, Ltd. and XL Life Ltd (Exhibit 2.12 to the Company’s Form 8-K filed on January 16, 2003).
*2.13	Reinsurance Termination Agreement, dated as of December 31, 2002, by and between Annuity and Life Reassurance, Ltd. and Viva Reassurance, Ltd. (Exhibit 2.13 to the Company’s Form 8-K filed on January 16, 2003).
*2.14	Termination Agreement, dated as of February 14, 2003, by and between Annuity and Life Reassurance, Ltd. and The Ohio National Life Insurance Company (Exhibit 2.1 to the Company’s Form 8-K filed on March 3, 2003).
*3.1	Memorandum of Association, as amended, of the Company (Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-43301, declared effective on April 8, 1998 (the “Registration Statement”)).
*3.2	Bye-Laws, as amended, of the Company (Exhibit 3.1 to the Company’s Form 10-Q filed on May 15, 2002).
*4.1	Form of Amended and Restated Class A Warrant (Exhibit 4.2 to the Registration Statement).
*4.2	Form of Class B Warrant (Exhibit 4.3 to the Registration Statement).
*†10.1	Employment Agreement, dated as of December 5, 1997, among Lawrence S. Doyle, the Company and Annuity and Life Reassurance, Ltd. (the “Operating Company”) (Exhibit 10.1 to the Registration Statement).
*†10.2	Amendment No. 1, dated as of February 27, 1998, to Employment Agreement, dated as of December 5, 1997, among Lawrence S. Doyle, the Company and the Operating Company (Exhibit 10.8 to the Registration Statement).
*†10.3	Employment Agreement, dated as of September 17, 2001, among John F. Burke, the Company and the Operating Company (Exhibit 10.2 to the Company’s Form 10-Q filed on November 14, 2001).
*†10.4	Employment Agreement, dated as of January 8, 1998, among Robert J. Reale, the Company and the Operating Company (Exhibit 10.6 to the Registration Statement).
*†10.5	Amendment No. 1, dated as of February 1, 1998, to Employment Agreement, dated as of January 8, 1998, among Robert J. Reale, the Company and the Operating Company (Exhibit 10.9 to the Registration Statement).
*†10.6	Employment Agreement, dated as of October 24, 2000, among Patricia E. McWeeney, the Company and the Operating Company (Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2001).
*†10.7	Employment Agreement, dated as of January 2, 2002, among the Company, the Operating Company and William H. Mawdsley, III (Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2002).
*†10.8	Employment Agreement, dated as of July 1, 1999, among Bryan Featherstone, Annuity and Life Re America, Inc. and the Company (Exhibit 10.18 to the Company’s Form 10-K filed on March 29, 2000).
*†10.9	Letter Agreement, dated September 9, 2002, by and between the Company and Frederick S. Hammer (Exhibit 10.1 to the Company’s Form 10-Q filed on November 27, 2002).
*†10.10	Letter Agreement, dated September 9, 2002, by and between the Company and Robert M. Lichten (Exhibit 10.2 to the Company’s Form 10-Q filed on November 27, 2002).
†10.11	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and John F. Burke.
†10.12	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Robert Reale.
†10.13	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Gary Scofield.
†10.14	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Robert Mills.

†10.15	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Rodney Cordle.
†10.16	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Richard Tucker.
†10.17	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Bryan Featherstone.
†10.18	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and William Mawdsley.
†10.19	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Patricia McWeeney.
†10.20	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and John Lockwood.
†10.21	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Brian G. Holland.
†10.22	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Michael H. Choate.
†10.23	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and David A. Van Der Beek.
†10.24	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Ava Zils.
†10.25	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Paul Widhalm.
†10.26	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Carolynne Furhtz.
†10.27	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Cindy Madeiros.
†10.28	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Ronnie Lewis.
†10.29	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Florence Durousseau.
†10.30	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Todd Callaway.
†10.31	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Linda Sabotka.
†10.32	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Michelle Gambardella.
†10.33	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Mary Noake.
†10.34	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Sylvia Oliveira.
*†10.35	Initial Stock Option Plan, as amended and restated effective April 29, 1999 (Exhibit 4 to the Company’s Form 10-Q filed on May 10, 1999).
*†10.36	Annuity and Life Re (Holdings), Ltd. Restricted Stock Plan (Exhibit 10.2 to the Company’s Form 10-Q filed on May 15, 2002).
*†10.37	Annuity and Life Re (Holdings), Ltd. Directors Deferred Compensation Plan (Exhibit 10.3 to the Company’s Form 10-Q filed on May 15, 2002).
*10.38	Form of Securities Purchase Agreement entered into between The Prudential Insurance Company of America and the Company, EXEL Limited and the Company, Risk Capital Reinsurance Company and the Company, Insurance Partners, L.P. and the Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.12 to the Registration Statement).

*10.39	Form of Registration Rights Agreement entered into between The Prudential Insurance Company of America and the Company, EXEL Limited and the Company, Risk Capital Reinsurance Company and the Company, Insurance Partners, L.P. and the Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.13 to the Registration Statement).
*10.40	Registration Rights Agreement, dated as of January 9, 1998, between the Company and the holders of the Class A Warrants (Exhibit 10.5 to the Registration Statement).
*10.41	Letter Agreement, dated as of May 1, 2000, among Risk Capital Reinsurance Company, the Company and XL Capital Ltd (Exhibit 10.13 to the Company’s Form 10-K filed on March 15, 2001).
*10.42	Letter Agreement, dated as of March 19, 1998, among Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P. and the Company, which has been assigned to Overseas Partners, Ltd. (Exhibit 10.18 to the Registration Statement).
*10.43	Letter of Intent with XL Life Ltd, dated February 28, 2002, providing catastrophe excess of loss cover (Exhibit 10.4 to the Company’s Form 10-Q filed on May 15, 2002).
*10.44	Letter of Intent with XL Life Ltd, dated as of February 28, 2002, providing $10,000,000 of excess of loss protection for Transamerica Occidental Life LMIG exposure (Exhibit 10.20 to the Company’s Form 10-K filed on March 28, 2002).
**10.45	Retrocession Agreement, dated as of March 27, 2001, between the Company and XL Re Ltd.
**10.46	Retrocession Agreement, dated as of December 13, 2000, between the Company and XL Mid Ocean Reinsurance Ltd.
10.47	Letter of Intent with XL Mid Ocean Reinsurance Ltd, dated as of April 13, 2000.
*10.48	Agreement, dated as of December 23, 1997, between Inter-Atlantic Securities Corp. and the Company (Exhibit 10.4 to the Registration Statement).
*10.49	Letter Agreement, dated as of December 23, 1997, between Prudential Securities Incorporated and the Company and related indemnification agreement (Exhibit 10.17 to the Registration Statement).
*21.1	Subsidiaries of the Company (Exhibit 21.1 to the Company’s Form 10-K filed on March 15, 2001).
23.1	Consent of KPMG (Independent Accountants).
99.1	Section 1350 Certification of the Company’s Chief Executive Officer and Chief Financial Officer.

*	Previously filed with the Commission and incorporated herein by reference.

**	Material in this document has been omitted pursuant to a confidential treatment request. The omitted material has been filed separately with the Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)	Reports on Form 8-K — Current Report dated November 19, 2002 was filed with the Securities and Exchange Commission on November 19, 2002, reporting “Other Events and Required FD Disclosure” under Item 5.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

Date: April 15, 2003	By: /s/ JOHN F. BURKE Name: John F. Burke Title: Chief Executive Officer and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. BURKE John F. Burke	Chief Executive Officer, Chief Financial Officer, Principal Accounting and Financial Officer and Director	April 15, 2003

/s/ FREDERICK S. HAMMER Frederick S. Hammer	Non-Executive Chairman and Director	April 15, 2003

/s/ ROBERT M. LICHTEN Robert M. Lichten	Non-Executive Deputy Chairman and Director	April 15, 2003

/s/ MICHAEL P. ESPOSITO, JR. Michael P. Esposito, Jr.	Director	April 15, 2003

/s/ LEE M. GAMMILL, JR. Lee M. Gammill, Jr.	Director	April 15, 2003

Mark Grier	Director	April , 2003

/s/ HENRY C.V. KEELING Henry C.V. Keeling	Director	April 15, 2003

Jerry S. Rosenbloom	Director	April , 2003

/s/ JON W. YOSKIN, II Jon W. Yoskin, II	Director	April 15, 2003

CERTIFICATION

I, John F. Burke, certify that:

1.	I have reviewed this annual report on Form 10-K of Annuity and Life Re (Holdings), Ltd.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ JOHN F. BURKE

John F. Burke,
Chief Executive Officer and
Chief Financial Officer

Exhibit Index

*2.1	Master Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., Viva Reassurance, Ltd. and XL Life Ltd (Exhibit 2.1 to the Company’s Form 8-K filed on January 16, 2003).
*2.2	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Continental Assurance Company (Exhibit 2.2 to the Company’s Form 8-K filed on January 16, 2003).
*2.3	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Valley Forge Life Insurance Company (Exhibit 2.3 to the Company’s Form 8-K filed on January 16, 2003).
*2.4	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Zurich Life Insurance Company of America (Exhibit 2.4 to the Company’s Form 8-K filed on January 16, 2003).
*2.5	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Fidelity Life Association (Exhibit 2.5 to the Company’s Form 8-K filed on January 16, 2003).
*2.6	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Federal Kemper Life Assurance Company (Exhibit 2.6 to the Company’s Form 8-K filed on January 16, 2003).
*2.7	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Protective Life Insurance Company (Exhibit 2.7 to the Company’s Form 8-K filed on January 16, 2003).
*2.8	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Phoenix Life and Annuity Company (Exhibit 2.8 to the Company’s Form 8-K filed on January 16, 2003).
*2.9	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Phoenix Life Insurance Company (Exhibit 2.9 to the Company’s Form 8-K filed on January 16, 2003).
*2.10	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Empire General Life Assurance Corporation (Exhibit 2.10 to the Company’s Form 8-K filed on January 16, 2003).
*2.11	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and PHL Variable Insurance Company (Exhibit 2.11 to the Company’s Form 8-K filed on January 16, 2003).
*2.12	Retrocessional Reinsurance Agreement, dated as of December 31, 2002, by and between Annuity and Life Reassurance, Ltd. and XL Life Ltd (Exhibit 2.12 to the Company’s Form 8-K filed on January 16, 2003).
*2.13	Reinsurance Termination Agreement, dated as of December 31, 2002, by and between Annuity and Life Reassurance, Ltd. and Viva Reassurance, Ltd. (Exhibit 2.13 to the Company’s Form 8-K filed on January 16, 2003).
*2.14	Termination Agreement, dated as of February 14, 2003, by and between Annuity and Life Reassurance, Ltd. and The Ohio National Life Insurance Company (Exhibit 2.1 to the Company’s Form 8-K filed on March 3, 2003).
*3.1	Memorandum of Association, as amended, of the Company (Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-43301, declared effective on April 8, 1998 (the “Registration Statement”)).
*3.2	Bye-Laws, as amended, of the Company (Exhibit 3.1 to the Company’s Form 10-Q filed on May 15, 2002).
*4.1	Form of Amended and Restated Class A Warrant (Exhibit 4.2 to the Registration Statement).
*4.2	Form of Class B Warrant (Exhibit 4.3 to the Registration Statement).

*+10.1	Employment Agreement, dated as of December 5, 1997, among Lawrence S. Doyle, the Company and Annuity and Life Reassurance, Ltd. (the “Operating Company”) (Exhibit 10.1 to the Registration Statement).
*+10.2	Amendment No. 1, dated as of February 27, 1998, to Employment Agreement, dated as of December 5, 1997, among Lawrence S. Doyle, the Company and the Operating Company (Exhibit 10.8 to the Registration Statement).
*+10.3	Employment Agreement, dated as of September 17, 2001, among John F. Burke, the Company and the Operating Company (Exhibit 10.2 to the Company’s Form 10-Q filed on November 14, 2001).
*+10.4	Employment Agreement, dated as of January 8, 1998, among Robert J. Reale, the Company and the Operating Company (Exhibit 10.6 to the Registration Statement).
*+10.5	Amendment No. 1, dated as of February 1, 1998, to Employment Agreement, dated as of January 8, 1998, among Robert J. Reale, the Company and the Operating Company (Exhibit 10.9 to the Registration Statement).
*+10.6	Employment Agreement, dated as of October 24, 2000, among Patricia E. McWeeney, the Company and the Operating Company (Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2001).
*+10.7	Employment Agreement, dated as of January 2, 2002, among the Company, the Operating Company and William H. Mawdsley, III (Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2002).
*+10.8	Employment Agreement, dated as of July 1, 1999, among Bryan Featherstone, Annuity and Life Re America, Inc. and the Company (Exhibit 10.18 to the Company’s Form 10-K filed on March 29, 2000).
*+10.9	Letter Agreement, dated September 9, 2002, by and between the Company and Frederick S. Hammer (Exhibit 10.1 to the Company’s Form 10-Q filed on November 27, 2002).
*+10.10	Letter Agreement, dated September 9, 2002, by and between the Company and Robert M. Lichten (Exhibit 10.2 to the Company’s Form 10-Q filed on November 27, 2002).
+10.11	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and John F. Burke.
+10.12	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Robert Reale.
+10.13	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Gary Scofield.
+10.14	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Robert Mills.
+10.15	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Rodney Cordle.
+10.16	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Richard Tucker.
+10.17	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Bryan Featherstone.
+10.18	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and William Mawdsley.
+10.19	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Patricia McWeeney.
+10.20	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and John Lockwood.
+10.21	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Brian G. Holland.
+10.22	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Michael H. Choate.

+10.23	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and David A. Van Der Beek.
+10.24	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Ava Zils.
+10.25	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Paul Widhalm.
+10.26	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Carolynne Furhtz.
+10.27	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Cindy Madeiros.
+10.28	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Ronnie Lewis.
+10.29	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Florence Durousseau.
+10.30	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Todd Callaway.
+10.31	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Linda Sabotka.
+10.32	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Michelle Gambardella.
+10.33	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Mary Noake.
+10.34	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Sylvia Oliveira.
*+10.35	Initial Stock Option Plan, as amended and restated effective April 29, 1999 (Exhibit 4 to the Company’s Form 10-Q filed on May 10, 1999).
*+10.36	Annuity and Life Re (Holdings), Ltd. Restricted Stock Plan (Exhibit 10.2 to the Company’s Form 10-Q filed on May 15, 2002).
*+10.37	Annuity and Life Re (Holdings), Ltd. Directors Deferred Compensation Plan (Exhibit 10.3 to the Company’s Form 10-Q filed on May 15, 2002).
*10.38	Form of Securities Purchase Agreement entered into between The Prudential Insurance Company of America and the Company, EXEL Limited and the Company, Risk Capital Reinsurance Company and the Company, Insurance Partners, L.P. and the Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.12 to the Registration Statement).
*10.39	Form of Registration Rights Agreement entered into between The Prudential Insurance Company of America and the Company, EXEL Limited and the Company, Risk Capital Reinsurance Company and the Company, Insurance Partners, L.P. and the Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.13 to the Registration Statement).
*10.40	Registration Rights Agreement, dated as of January 9, 1998, between the Company and the holders of the Class A Warrants (Exhibit 10.5 to the Registration Statement).
*10.41	Letter Agreement, dated as of May 1, 2000, among Risk Capital Reinsurance Company, the Company and XL Capital Ltd (Exhibit 10.13 to the Company’s Form 10-K filed on March 15, 2001).
*10.42	Letter Agreement, dated as of March 19, 1998, among Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P. and the Company, which has been assigned to Overseas Partners, Ltd. (Exhibit 10.18 to the Registration Statement).
*10.43	Letter of Intent with XL Life Ltd, dated February 28, 2002, providing catastrophe excess of loss cover (Exhibit 10.4 to the Company’s Form 10-Q filed on May 15, 2002).

*10.44	Letter of Intent with XL Life Ltd, dated as of February 28, 2002, providing $10,000,000 of excess of loss protection for Transamerica Occidental Life LMIG exposure (Exhibit 10.20 to the Company’s Form 10-K filed on March 28, 2002).
**10.45	Retrocession Agreement, dated as of March 27, 2001, between the Company and XL Re Ltd.
**10.46	Retrocession Agreement, dated as of December 13, 2000, between the Company and XL Mid Ocean Reinsurance Ltd.
10.47	Letter of Intent with XL Mid Ocean Reinsurance Ltd, dated as of April 13, 2000.
*10.48	Agreement, dated as of December 23, 1997, between Inter-Atlantic Securities Corp. and the Company (Exhibit 10.4 to the Registration Statement).
*10.49	Letter Agreement, dated as of December 23, 1997, between Prudential Securities Incorporated and the Company and related indemnification agreement (Exhibit 10.17 to the Registration Statement).
*21.1	Subsidiaries of the Company (Exhibit 21.1 to the Company’s Form 10-K filed on March 15, 2001).
23.1	Consent of KPMG (Independent Accountants).
99.1	Section 1350 Certification of the Company’s Chief Executive Officer and Chief Financial Officer.

*	Previously filed with the Commission and incorporated herein by reference.

**	Material in this document has been omitted pursuant to a confidential treatment request. The omitted material has been filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.