Form 10-Q
period 2003-03-31
ANNUITY & LIFE RE HOLDINGS LTD
filed 2003-05-15
CIK 1051628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-16561

ANNUITY AND LIFE RE (HOLDINGS), LTD.

(Exact Name of Registrant as Specified in Its Charter)

Bermuda	Not applicable
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Cumberland House, 1 Victoria Street, Hamilton, Bermuda	HM11
(Address of Principal Executive Offices)	(Zip Code)

441-296-7667

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

      The number of the registrant’s Common Shares (par value $1.00 per share) outstanding as of May 5, 2003 was 26,106,328.

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)

	(U.S. dollars)
Assets
Cash and cash equivalents	$146,503,623	$152,930,908
Fixed maturity investments at fair value (amortized cost of $147,315,720 and $146,487,903 at March 31, 2003 and December 31, 2002)	153,360,710	153,415,429
Funds withheld at interest	1,018,528,844	1,427,093,380
Accrued investment income	1,711,831	2,141,338
Receivable for reinsurance ceded	92,249,886	93,669,173
Deposits and other reinsurance receivables	12,828,459	25,025,453
Deferred policy acquisition costs	143,691,268	187,913,648
Other assets	3,752,274	2,508,858

Total Assets	$1,572,626,895	$2,044,698,187

Liabilities
Reserves for future policy benefits	$256,908,708	$269,619,809
Interest sensitive contracts liability	998,608,700	1,443,143,080
Other reinsurance liabilities	89,304,437	51,139,164
Payable for investments purchased	118,152	—
Accounts payable and accrued expenses	11,469,694	12,459,423

Total Liabilities	$1,356,409,691	$1,776,361,476

Stockholders’ Equity
Preferred shares (par value $1.00; 50,000,000 shares authorized; no shares outstanding)	$—	$—
Common shares (par value $1.00; 100,000,000 shares authorized; 26,283,128 and 26,106,328 shares outstanding at March 31, 2003 and December 31, 2002)	26,283,128	26,106,328
Additional paid-in capital	335,186,168	335,334,932
Notes receivable from stock sales	(699,458)	(1,626,493)
Restricted stock (577,800 shares at March 31, 2003)	(2,358,457)	(2,514,693)
Accumulated other comprehensive income	5,406,527	6,162,525
(Deficit)	(147,600,704)	(95,125,888)

Total Stockholders’ Equity	$216,217,204	$268,336,711

Total Liabilities and Stockholders’ Equity	$1,572,626,895	$2,044,698,187

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,

	2003	2002

	(Unaudited and in U.S. dollars)
Revenues
Net premiums	$61,365,914	$78,006,891
Investment income, net of related expenses	8,158,689	24,589,790
Net realized investment gains (losses)	1,663,868	(321,708)
Net change in fair value of embedded derivatives	13,754,859	1,590,098
Surrender fees and other revenues	1,390,247	3,896,125

Total Revenues	$86,333,577	$107,761,196

Benefits and Expenses
Claim and policy benefits	$75,089,440	$58,815,606
Interest credited to interest sensitive products	4,871,759	17,922,346
Policy acquisition costs and other insurance expenses	52,501,064	15,636,118
Collateral costs	—	1,295,704
Operating expenses	6,346,130	3,657,792

Total Benefits and Expenses	$138,808,393	$97,327,566

Net (Loss) Income	$(52,474,816)	$10,433,630

Net (Loss) Income Per Common Share
Basic	$(2.03)	$0.41
Diluted	$(2.03)	$0.39

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended
	March 31,

	2003	2002

	(Unaudited and in U.S. dollars)
Net (loss) income for the period	$(52,474,816)	$10,433,630
Other comprehensive (loss) income:
Unrealized holding gains (losses) on securities arising during the period	907,870	(5,835,707)
Less reclassification adjustment for realized gains and (losses) in net (loss) income	1,663,868	(321,708)

Other comprehensive (loss)	$(755,998)	$(5,513,999)

Total Comprehensive (Loss) Income	$(53,230,814)	$4,919,631

      See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,

	2003	2002

	(Unaudited and in U.S. dollars)
Cash flows from operating activities
Net (loss) income	$(52,474,816)	$10,433,630
Adjustments to reconcile net (loss) income to cash (used) provided by operating activities:
Net realized investment (gains) losses	(1,663,868)	321,708
Net change in fair value of embedded derivatives	(13,754,859)	(1,590,098)
Amortization of restricted stock	184,272	163,687
Changes in:
Accrued investment income	429,507	(233,792)
Deferred policy acquisition costs	44,222,380	(10,338,350)
Deposits and other reinsurance receivables	13,616,282	7,723,217
Other assets	(1,243,416)	(496,093)
Reserves for future policy benefits	(12,711,101)	12,267,466
Interest sensitive contracts, net of funds withheld	(22,214,985)	(3,111,538)
Other reinsurance liabilities	38,165,273	186,955
Accounts payable	(989,729)	(999,163)

Net cash (used) provided by operating activities	$(8,435,060)	$14,327,629

Cash flows from investing activities
Proceeds from sales of fixed maturity investments	$176,481,085	$175,541,454
Purchase of fixed maturity investments	(175,400,345)	(238,878,784)

Net cash provided (used) by investing activities	$1,080,740	$(63,337,330)

Cash flows from financing activities
Interest accrued on notes receivable	$(32,099)	$(23,522)
Interest collected on notes receivable	209,134	38,620
Reduction (increase) of notes receivable	750,000	(250,000)
Dividends paid to stockholders	—	(1,285,266)

Net cash provided (used) by financing activities	$927,035	$(1,520,168)

Decrease in cash and cash equivalents	$(6,427,285)	$(50,529,869)
Cash and cash equivalents, beginning of period	152,930,908	104,793,019

Cash and cash equivalents, end of period	$146,503,623	$54,263,150

      See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Three Months Ended
	March 31,

	2003	2002

	(Unaudited and in U.S. dollars)
Preferred shares par value $1.00
Balance at beginning and end of period	$—	$—

Common shares par value $1.00
Balance at beginning of period	$26,106,328	$25,705,328
Issuance of shares	200,000	133,500
(Cancellation) of shares	(23,200)	—

Balance at end of period	$26,283,128	$25,838,828

Additional paid-in capital
Balance at beginning of period	$335,334,932	$332,447,062
(Cancellation) issuance of shares	(148,764)	2,031,870

Balance at end of period	$335,186,168	$334,478,932

Notes receivable from stock sales
Balance at beginning of period	$(1,626,493)	$(1,317,259)
Repayments (issuances)	750,000	(250,000)
Interest collected on notes receivable	209,134	38,620
Accrued interest during period	(32,099)	(23,522)

Balance at end of period	$(699,458)	$(1,552,161)

Restricted stock
Balance at beginning of period	$(2,514,693)	$—
(Issuance) of shares	(200,000)	(2,165,370)
Cancellation of shares	171,964	—
Amortization of restricted stock	184,272	163,687

Balance at end of period	$(2,358,457)	$(2,001,683)

Accumulated other comprehensive income
Balance at beginning of period	$6,162,525	$6,418,469
Net unrealized (losses) on securities	(755,998)	(5,513,999)

Balance at end of period	$5,406,527	$904,470

(Deficit) Retained earnings
Balance at beginning of period	$(95,125,888)	$38,935,242
Net (loss) income	(52,474,816)	10,433,630
Stockholder dividends	—	(1,285,266)

Balance at end of period	$(147,600,704)	$48,083,605

Total Stockholders’ Equity	$216,217,204	$405,751,991

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

      Annuity and Life Re (Holdings), Ltd. (“Holdings”) was incorporated on December 2, 1997 under the laws of Bermuda. Holdings provides annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiaries: Annuity and Life Reassurance, Ltd., which is licensed under the laws of Bermuda as a long term insurer; and Annuity and Life Re America, Inc., an insurance holding company based in the United States, and Annuity and Life Reassurance America, Inc., a life insurance company domiciled in the United States. Holdings, Annuity and Life Reassurance, Annuity and Life Re America and Annuity and Life Reassurance America are collectively referred to herein as the “Company.” The Company completed an initial public offering of its equity securities and commercial operations on April 17, 1998.

2.     Going Concern Basis of Presentation

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended December 31, 2002. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements.

      The accompanying unaudited consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a significant operating loss in 2002 and the first quarter of 2003. Further, the financial strength ratings of the Company’s operating subsidiaries were downgraded several times in 2002 and most recently in March 2003 by A.M. Best, Standard & Poor’s, and Fitch Ratings to B-, BB-, and C, respectively.

      In addition, the Company is required to post collateral for the statutory reserves ceded to it by U.S. based insurers and reinsurers. The Company did not have sufficient available cash and investments at March 31, 2003 to satisfy the collateral requirements asserted by its cedents under certain of its reinsurance treaties. The Company’s cedents have asserted that the Company must satisfy additional collateral requirements of approximately $172 million in excess of amounts the Company currently has posted. The Company is currently analyzing these asserted collateral requirements and has not concluded that such amounts are in fact required to be posted as collateral under the relevant reinsurance contracts. As a result of the Company’s inability to satisfy its obligations, certain parties have claimed that the Company is in breach of its agreements. As a consequence, such parties have sought and others may seek remedies for such claimed breaches by the Company, and the Company may be required to enter into arbitration or litigation proceedings with those parties. If the Company does not prevail in any such arbitration or litigation proceeding, it would have a material adverse effect on the Company’s financial condition and the Company may be required to liquidate its operations.

      The Company also currently has approximately $40,605,000 of outstanding unsecured letters of credit issued on its behalf by Citibank. In October 2002, Citibank agreed to extend the Company’s unsecured letter of credit facility into 2003 in exchange for the Company’s agreement to secure or eliminate the letter of credit facility by June 30, 2003. If the Company is unable to secure or eliminate the letter of credit facility by that date, Citibank will not renew the outstanding letters of credit at December 31, 2003. In addition, as the result of a draw on certain letters of credit issued by Citibank for the benefit of one of the Company’s cedents, approximately $4,395,000 related to the Company’s letter of credit facility is due and payable by the Company upon Citibank’s demand.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under Bermuda law, a single creditor could make a statutory demand upon the Company for satisfaction of obligations owed to that creditor. If the statutory demand is held to be valid, and the Company is unable to satisfy its obligations to that creditor, the creditor may institute proceedings seeking the liquidation of the Company. As of the date of this report, the Company has been served with two statutory demands under Bermuda law and has satisfied or otherwise eliminated its obligations to the parties making those demands. If a creditor of the Company successfully pursues this statutory process and the Company is unable to discharge its obligations, liquidation proceedings could be commenced against the Company.

      On November 20, 2002, the State of Connecticut Insurance Department and the Company’s United States domiciled operating subsidiary, entered into a letter agreement acknowledging that the Connecticut Insurance Department is monitoring the financial condition of the Company’s United States domiciled operating subsidiary and such letter agreement requires that certain financial transactions entered into by the subsidiary, including the disposal of assets, payment of dividends and settlement of inter-company balances with the Company’s Bermuda operating subsidiary, be pre-approved by the insurance department. In addition, the Connecticut Insurance Department has requested weekly updates from senior management of the U.S. operating subsidiary on the status of the Company and any changes in the status of the U.S. operating subsidiary. The letter agreement continues to be effective until March 1, 2004.

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

      The Company’s plans involve attempting to meet or reduce the additional collateral requirements of its ceding companies by continuing to negotiate the recapture, retrocession, novation or sale of certain of its reinsurance agreements. During the first quarter of 2003, these types of transactions resulted in losses for the Company, and the Company expects to incur additional losses in connection with similar transactions in the second quarter of 2003. The Company has also announced substantial premium rate increases on all of its non-guaranteed premium yearly renewable term contracts.

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

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     (Loss) Income Per Share

      The following table sets forth the computation of basic and diluted (loss) income per share for the three month periods ended March 31:

	Three Months Ended
	March 31,

	2003	2002

Net (loss) income available to common shareholders	$(52,474,816)	$10,433,630

Basic:
Weighted average number of common shares outstanding	25,796,195	25,710,374
Net (loss) income per share	$(2.03)	$0.41

Diluted:
Weighted average number of common shares outstanding	25,796,195	26,973,881
Net (loss) income per share	$(2.03)	$0.39

4.     Business Segments

      The Company separately tracks financial results of the Company’s life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in all products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk, including those products that provide minimum guarantees on variable annuity products. In addition, certain of the Company’s modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities. The change in the fair value of these embedded derivatives is included in the annuity segment. Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in the Company’s portfolio and investment income on undeployed invested assets. Operating expenses are allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to the segment, except for capital raising costs, which are currently charged directly to the corporate segment. Capital raising costs for the first quarter of 2002 have been reallocated to the corporate segment to maintain comparability with the presentation for the first quarter of 2003. The Company believes that investors will better understand the Company’s profitability, risk profile, and capital deployment through this segment reporting method. There are no intersegment transactions. The following table displays several key measurements for each of the Company’s business segments:

	Life	Annuity
Three Months Ended March 31, 2003	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$60,169,987	$24,103,131	$2,060,459	$86,333,577
Benefits and Expenses	105,316,155	31,973,607	1,518,631	138,808,393

Segment (Loss) Income	$(45,146,168)	$(7,870,476)	$541,828	$(52,474,816)

Total Assets	$446,513,145	$1,043,908,700	$82,205,050	$1,572,626,895

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Life	Annuity
Three Months Ended March 31, 2002	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$79,146,044	$26,915,754	$1,699,398	$107,761,196
Benefits and Expenses	71,919,346	23,979,353	1,428,867	97,327,566

Segment Income	$7,226,698	$2,936,401	$270,532	$10,433,630

Total Assets	$566,428,888	$1,588,375,551	$161,250,407	$2,316,054,846

5.     Accounting Standards

      In December 2002, the FASB issued Statement Number 148 — Accounting for Stock-based Compensation — Transition and Disclosure, an amendment of FASB Statement Number 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. On January 1, 2003, the Company voluntarily adopted the fair value based method of accounting for stock-based employee compensation under the prospective method described in FASB Statement Number 148. Under this method, the Company will apply fair value accounting to all new grants of employee stock options subsequent to January 1, 2003. Previously, the Company had applied the intrinsic value method when accounting for its stock-based compensation. The Company continues to apply the intrinsic value method to stock-based compensation issued prior to January 1, 2003. FASB Statement Number 148 also amends the disclosure requirements of FASB Statement Number 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has provided the required disclosure for grants made prior to the Company’s adoption of the prospective method described in FASB Statement Number 148 below.

	Three Months Ended March 31,

	2003	2002

Net (loss) income — as reported	$(52,474,816)	$10,433,630
Pro forma effect on net (loss) income(1)	(547,800)	(849,451)

Net (loss) income — pro forma	$(53,022,616)	$9,584,179

(Loss) income per share as reported:
Basic	$(2.03)	$0.41
Diluted	$(2.03)	$0.39
Pro forma effect on net (loss) income per share(1):
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.03)
Pro forma (loss) income per share:
Basic	$(2.06)	$0.37
Diluted	$(2.06)	$0.36

(1)	Reflects the pro forma effects of the application of fair value accounting to stock option grants made by the Company prior to January 1, 2003.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Related Party Transactions

XL Life Ltd

      On December 31, 2002, the Company entered into a transaction with XL Life Ltd (“XL Life”), a subsidiary of XL Capital, pursuant to which the Company transferred certain blocks of life reinsurance business to XL Life. Under the agreement with XL Life, the Company novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance contract with the Company with respect to four of those blocks of business. As a result of the transaction, the Company incurred a loss of approximately $26.5 million, primarily as a result of write down of deferred acquisition costs of $38.7 million (which was partially offset by a net ceding commission to the Company of $18.0 million), a write down of prepaid expenses of $2.4 million and transaction costs of approximately $3.2 million. The agreement also provides that XL Life will receive an additional payment of $5 million if, during the 18 months following the agreement, the Company receives new capital funding of at least $35 million and the Company’s stock trades at a price at or above $5.00 per share for a period of 20 out of any 30 consecutive trading days. The Company is in discussions with XL Life regarding certain post closing adjustments called for by the master novation agreement entered into in connection with the transaction. If the Company cannot reach a satisfactory resolution with XL Life regarding these adjustments, it may be required to enter into arbitration proceedings with XL Life under the agreement. If the Company is unable to prevail in such arbitration proceedings, it may be required to make substantial cash adjustment payments to XL Life under the agreement.

Transactions with management

      During 1998, certain of the Company’s officers purchased 163,121 shares in the Company, and the Company made loans to the officers to partially finance such purchases. The loans accrued interest at 7% per annum and became due and payable in April 2003. In connection with the renegotiation or termination of certain officers’ employment agreements, the Company has deemed the outstanding loans of those officers to have been repaid in exchange for the officers agreeing to forego certain bonus, severance or other payments that are or may become payable to them. At March 31, 2003, such loans of $500,000 with accrued interest of $199,364 had been deemed repaid. The Company intends to pursue repayment in full of all amounts due from its former Chief Executive Officer, Lawrence S. Doyle. At March 31, 2003, Mr. Doyle’s outstanding loan was $500,000, with accrued interest of $199,458.

7.     Restricted Stock

      In 2002, the Board of Directors adopted a Restricted Stock Plan under which it may grant common shares to key employees. The aggregate number of common shares that may be granted under the Restricted Stock Plan is 1,200,000. The Compensation Committee of the Board of Directors administers the Restricted Stock Plan. During 2002, the Company made two awards to employees. Under the first award to employees, the Company issued 133,500 shares of restricted stock that vest on the third anniversary of the grant date. Under the second award, certain employees of the Company were irrevocably offered shares of restricted stock, conditioned upon the execution of a retention agreement with the Company. The Company issued an aggregate 267,500 shares to those employees who chose to execute retention agreements and such shares vest in three equal annual installments commencing on the first anniversary of the grant date. In addition, during the first quarter of 2003, the Company authorized the issuance of 200,000 shares of restricted stock to John F. Burke in connection with his assumption of the responsibility of the Company’s President and Chief Executive Officer. These shares also vest in three equal annual installments commencing on the first anniversary of the grant date. During the first quarter of 2003, 23,200 shares of restricted stock were cancelled as a result of certain employees terminating their employment with the Company. The fair value of the restricted stock awards that remain outstanding on the respective dates of award and assuming all shares vest was $2,358,457, and this is reflected in the Company’s balance sheet as common stock and paid in capital. The fair value of the outstanding restricted stock is being amortized on a straight line basis over the three year vesting period. The unamortized balance of the outstanding restricted stock is reflected in the balance sheet as restricted stock.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Vulnerability Due to Concentrations

      The Company has entered into a significant deferred annuity reinsurance contract with Transamerica Occidental Life Insurance Company (“Transamerica”) and significant life reinsurance contracts with The Metropolitan Life Insurance Companies (“MetLife”) and XL Life. Due to the size of these contracts, there is a material concentration of net premiums, funds withheld at interest, deferred policy acquisition costs and balances related to interest-sensitive contract liabilities with one or more of the underlying parties to these contracts. Transamerica and MetLife are large insurance companies based in North America, while XL Life is based in Bermuda.

      The Company’s largest annuity reinsurance contract is a retrocessional contract whereby the Company reinsures Transamerica. At March 31, 2003 and December 31, 2002, approximately $695 million and $734 million, respectively, of the Company’s funds withheld at interest receivable and $710 million and $756 million, respectively of the Company’s interest sensitive contracts liability related to its reinsurance contract with Transamerica, which is a retrocessional reinsurance arrangement covering policies issued by IL Annuity and Insurance Company. Transamerica’s agreement with IL Annuity is also structured on a modified coinsurance basis, so IL Annuity maintains ownership and control of the assets supporting the Company’s obligations to Transamerica. At March 31, 2003, IL Annuity had financial strength or claims paying ratings of A and BB+ and from A.M. Best and Standard & Poor’s, respectively. At March 31, 2003, Transamerica had financial strength or claims paying ratings of A+, AA, Aa3 and AA+ from A.M. Best, Standard & Poor’s, Moody’s Ratings and Fitch Ratings, respectively. During the first quarter of 2003, The Ohio National Life Insurance Company terminated its annuity reinsurance agreement with the Company, resulting in a loss of approximately $(4,875,000) (net of the reversal of cumulative unrealized losses in the embedded derivative). At December 31, 2002, this reinsurance agreement was the Company’s second largest annuity reinsurance agreement representing approximately $366 million of the Company’s funds withheld at interest (net of the fair value of the embedded derivatives associated with that contract, which was an unrealized loss of approximately $10 million) and $376 million of the Company’s interest sensitive contracts liability.

      During the three months ended March 31, 2003, the Company recorded $5,107,000 of minimum interest guarantee payments in connection with the Transamerica annuity reinsurance contract, as compared to payments of $5,192,000 for the three months ended March 31, 2002. A subsidiary of XL Capital, has agreed to provide protection for up to $10,000,000 against minimum interest guarantee payments on this contract paid after January 31, 2002 in excess of a $33,000,000 deductible.

      During the second quarter of 2002, the Company recorded a write down of deferred acquisition costs in connection with the Transamerica contract of $27,474,000. This charge was the result of a high level of surrenders by policyholders coupled with poor investment performance on the premiums paid by the holders of policies underlying the reinsurance contract. In writing down the deferred acquisition costs to their estimated recoverable amount, management has estimated the future levels of surrenders of the underlying policies together with the estimated future level of investment return on the invested premiums. While management has written down deferred acquisition costs to what it believes to be an appropriate level based upon reasonable assumptions about future investment performance and surrenders, the write down is an estimate. Although no additional write downs of deferred acquisition costs were required in the three months ended March 31, 2003, actual amounts of income earned and amounts payable upon future surrenders may be significantly higher or lower than the amounts currently estimated. If actual experience varies significantly from the Company’s assumptions, additional write downs may be needed in the future.

      For the three months ended March 31, 2003 and 2002, the Company recorded loss of approximately $1,689,000 and $2,180,000, respectively, related to its life reinsurance contract with MetLife. Premiums associated with this contract for the three months ended March 31, 2003 and 2002, were approximately $9,981,000 and $9,479,000, respectively. Effective March 5, 2003, the Company provided written notice to MetLife of a premium rate increase in connection with this contract, which has become a subject of the

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s arbitration with MetLife. As a result of novations and recaptures of certain of the Company’s life reinsurance contracts during the year ended December 31, 2002 and the first quarter 2003, the Company expects that its reinsurance contract with MetLife will represent a larger percentage of the Company’s premium, revenue and net income subsequent to 2002.

      On December 31, 2002, the Company entered into a transaction with XL Life pursuant to which the Company transferred certain blocks of life reinsurance business to XL Life. Under the agreement with XL Life, the Company novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance contract with the Company with respect to four of those blocks of business. For the three months ended March 31, 2003, the Company recorded revenues and losses of approximately $8,053,000 and $(528,000) related to this quota share reinsurance contract.

9.     Contingencies

      As of March 31, 2003, the Company did not have sufficient available cash and investments to post collateral to satisfy its obligations under certain of its reinsurance treaties. This shortfall was primarily attributable to collateral requirements asserted by the cedent under the Company’s largest guaranteed minimum death benefits contract and the cedent under the Company’s only guaranteed minimum income benefits contract. The Company’s cedents have asserted that the Company must satisfy additional collateral requirements of approximately $172,000,000 in excess of amounts the Company currently has posted. Of the collateral requirements asserted by the Company’s cedents, at March 31, 2003, $79,000,000 related to its guaranteed minimum income benefit contract. The Company is working with the cedent under that contract to verify the collateral requirements that have been asserted. If the Company is ultimately unable to satisfy its collateral obligations under the contracts, its cedents may elect to pursue the remedies available to them under the contracts, including arbitration against the Company.

      In March 2003, Hartford Life Insurance Company, the cedent under the Company’s largest guaranteed minimum death benefit reinsurance contract, served notice seeking to institute arbitration proceedings against the Company alleging that it has failed to satisfy additional collateral requirements under the contract of approximately $59,000,000 as December 31, 2002. The Company does not agree with the additional collateral requirements asserted by Hartford Life and, as a result, ceased making claim payments to Hartford Life under the contract. In April 2003, Hartford Life drew approximately $18,000,000 of assets held in trust for its benefit and drew approximately $24,500,000 of letters of credit that had been issued by Citibank for Hartford Life’s benefit. As a result of Hartford Life’s draw on the letters of credit, Citibank seized approximately $20,105,000 in assets that had been posted by the Company as security under its letter of credit facility. Consequently, approximately $4,395,000 related to the Company’s letter of credit facility is due and payable by the Company upon Citibank’s demand. The Company believes that the draw on the letters of credit was not permitted under the reinsurance contract and plans to make the action a subject of the arbitration proceeding called for by Hartford Life.

      In April 2002, the Company served written notice of arbitration on MetLife, the cedent under its largest life reinsurance agreement, seeking equitable relief and monetary damages based on MetLife’s misrepresentation of and failure to disclose material facts relating to the agreement. In January 2003, the Company also provided written notice to MetLife of a premium rate increase, effective March 5, 2003, which also has become a subject of this arbitration. In April 2003, MetLife informed the Company that if the arbitration panel finds the rate increase to be valid, MetLife would recapture the reinsurance agreement as of March 5, 2003. An arbitration panel is scheduled to hear these claims in December 2003.

      While the Company plans to continue receiving premiums and paying claims under its remaining reinsurance treaties where no dispute exists, the Company has ceased to write new reinsurance agreements and has notified its existing clients that it will not be accepting any new business under existing treaties on their current terms. The Company does not anticipate resuming to write new reinsurance agreements in the foreseeable future. The Company’s plans for the future involve attempting to meet or reduce the additional

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collateral requirements of its ceding companies by continuing to negotiate the recapture, retrocession, novation or sale of certain of its reinsurance agreements. During the first quarter of 2003, these types of transactions resulted in losses for the Company, and the Company expects to incur additional losses in connection with similar transactions in the second quarter of 2003. During the first quarter of 2003, the Company also instituted substantial premium rate increases on all of its non-guaranteed premium yearly renewable term contracts. All of the Company’s cedents subject to the rate increase, except MetLife, have elected to recapture their reinsurance agreements. As discussed above, MetLife has made the rate increase a subject of its arbitration with the Company. MetLife has indicated that its election to recapture is dependent upon the arbitration panel’s conclusion about the validity of the rate increase. There can be no assurance that the Company’s plans will be successful in improving its operations and liquidity. If the Company is not successful in implementing its plans, it will not be able to satisfy its obligations in 2003.

      The Company also currently has approximately $40,605,000 of outstanding unsecured letters of credit issued on its behalf by Citibank. In October 2002, Citibank agreed to extend the Company’s unsecured letter of credit facility into 2003 in exchange for the Company’s agreement to secure or eliminate the letter of credit facility by June 30, 2003. If the Company is unable to secure or eliminate the letter of credit facility by that date, Citibank will not renew the outstanding letters of credit at December 31, 2003.

      On November 20, 2002, the State of Connecticut Insurance Department and the Company’s United States domiciled operating subsidiary, entered into a letter agreement acknowledging that the Connecticut Insurance Department is monitoring the financial condition of the Company’s United States domiciled operating subsidiary and such letter agreement requires that certain financial transactions entered into by the subsidiary, including the disposal of assets, payment of dividends and settlement of inter-company balances with the Company’s Bermuda operating subsidiary, be pre-approved by the insurance department. In addition, the Connecticut Insurance Department has requested weekly updates from senior management of the U.S. operating subsidiary on the status of the Company and any changes in the status of the U.S. operating subsidiary. The letter agreement continues to be effective until March 1, 2004.

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

      As discussed in Note 6 above, on December 31, 2002, the Company entered into a transaction with XL Life pursuant to which the Company transferred certain blocks of life reinsurance business to XL Life. The Company is in discussions with XL Life regarding certain post closing adjustments called for by the master novation agreement entered into in connection with the transaction. If the Company cannot reach a satisfactory resolution with XL Life regarding these adjustments, it may be required to enter into arbitration proceedings with XL Life under the agreement. If the Company is unable to prevail in such arbitration proceedings, it may be required to make substantial cash adjustment payments to XL Life under the agreement.

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

General

      Annuity and Life Re (Holdings), Ltd. was incorporated on December 2, 1997 under the laws of Bermuda. We provide annuity and life reinsurance to select insurers and reinsurers through our wholly-owned subsidiaries: Annuity and Life Reassurance, Ltd., which is licensed under the insurance laws of Bermuda as a long term insurer; and Annuity and Life Re America, Inc., an insurance holding company based in the United States, and its subsidiary, Annuity and Life Reassurance America, Inc., a life insurance company authorized to conduct business in over 40 states of the United States and the District of Columbia. We acquired Annuity and Life Reassurance America on June 1, 2000. For more information regarding the business and operations of our company and its subsidiaries, please see our Annual Report on Form 10-K for the year ended December 31, 2002.

      As discussed in greater detail elsewhere in this report, our company continued to encounter significant difficulties during the three month period ended March 31, 2003. In addition to reporting a significant operating loss for the first quarter of 2003, we did not have sufficient available cash and investments at March 31, 2003 to satisfy the collateral requirements asserted by our cedents under certain of our reinsurance treaties. Our cedents have asserted that we must satisfy additional collateral requirements of approximately $172,000,000 in excess of amounts we currently have posted. We are currently analyzing these asserted collateral requirements and have not concluded that such amounts are in fact required to be posted as collateral under the relevant reinsurance contracts. As a result of our inability to satisfy our obligations, certain parties have claimed that we are in breach of our agreements. As a consequence, such parties have sought and others may seek remedies for such claimed breaches by us, and we may be required to enter into arbitration or litigation proceedings with those parties. If we do not prevail in any such arbitration or litigation proceeding, it would have a material adverse effect on our financial condition and we may be required to liquidate our operations.

      We also currently have approximately $40,605,000 of outstanding unsecured letters of credit issued on our behalf by Citibank. In October 2002, Citibank agreed to extend our unsecured letter of credit facility into 2003 in exchange for our agreement to secure or eliminate the letter of credit facility by June 30, 2003. If we are unable to secure or eliminate the letter of credit facility by that date, Citibank will not renew the outstanding letters of credit at December 31, 2003. In addition, as the result of a draw on certain letters of credit issued by Citibank for the benefit of one of our cedents in April 2003, approximately $4,395,000 related to our letter of credit facility is due and payable by us upon Citibank’s demand.

      As discussed in Note 6 to our unaudited consolidated financial statements included elsewhere in this report, on December 31, 2002, we entered into a transaction with XL Life pursuant to which we transferred certain blocks of life reinsurance business to XL Life. We are in discussions with XL Life regarding certain post closing adjustments called for by the master novation agreement entered into in connection with the transaction. If we cannot reach a satisfactory resolution with XL Life regarding these adjustments, we may be required to enter into arbitration proceedings with XL Life under the agreement. If we are unable to prevail in such arbitration proceedings, we may be required to make substantial cash adjustment payments to XL Life under the agreement.

      While we plan to continue to receive premiums and pay claims under our remaining reinsurance treaties where no dispute exists, we have ceased to write new reinsurance agreements and have notified our existing clients that we will not be accepting any new business under existing treaties on their current terms. We do not anticipate resuming to write new reinsurance agreements in the foreseeable future. Our plans for the future involve attempting to meet or reduce the additional collateral requirements of our ceding companies by continuing to negotiate the recapture, retrocession, novation or sale of certain of our reinsurance agreements. During the first quarter of 2003, these types of transactions resulted in losses for us, and we expect to incur additional losses in connection with similar transactions in the second quarter. During the first quarter of 2003, we also instituted substantial premium rate increases on all of our non-guaranteed premium yearly renewable term contracts. All of our clients cedents subject to the rate increase, except The Metropolitan Life Insurance Companies (“MetLife”), the cedent under our largest life reinsurance agreement, have elected to recapture their reinsurance agreements. MetLife has made the rate increase a subject of our pending arbitration proceedings against it, and MetLife has indicated that its election to recapture is subject to the arbitration panel’s conclusion about the validity of the rate increase. There can be no assurance that our plans will be sufficient to improve our operations or liquidity. If we are not successful in implementing our plans, or if those plans are insufficient, we will not be able to satisfy our obligations in 2003 and will likely be required to liquidate our business if we cannot successfully pursue any other strategic alternative.

Critical Accounting Policies

      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require our management to make estimates and assumptions that affect the amounts of our assets, liabilities, stockholders’ equity and net income. We believe that the following critical accounting policies, as well as those set forth in our Form 10-K for the year ended December 31, 2002, detail the more significant estimates and assumptions used in the preparation of our consolidated financial statements.

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

      Embedded Derivatives. We have concluded that there are embedded derivatives within the Funds withheld at interest receivable related to certain of our annuity reinsurance contracts written on a modified coinsurance or coinsurance funds withheld basis that require bifurcation and separate accounting under Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities. These embedded derivatives are similar to a total return swap arrangement on the underlying assets held by our ceding companies. The net fair value of these embedded derivatives is classified as part of our Funds withheld asset on our balance sheet. We have developed a cash flow model with the assistance of outside advisors to arrive at an estimate of the fair value of this total return swap that uses various assumptions regarding future cash flows under the affected annuity reinsurance contracts. The fair value of the embedded derivative is influenced by changes in credit risk, changes in expected future cash flows under the annuity contracts and interest rates. The change in fair value of these embedded derivatives is recorded in our statement of operations as Net change in fair value of embedded derivatives, which is a non-cash item. The change in fair value of these embedded derivatives also impacts the emergence of expected gross profits for purposes of amortizing deferred acquisition costs associated with these contracts. The application of this accounting policy has increased the volatility of our reported earnings. While we have made an estimate of the fair value of these embedded derivatives using a model that we believe to be appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, it is possible that we may modify our methodology. Changes in our assumptions and industry standards could have a significant impact on the fair value of the embedded derivatives and our reported earnings. We do not bifurcate and separately account for the embedded derivatives contained in certain of our contracts, including our Transamerica annuity reinsurance agreement and our guaranteed minimum income benefit reinsurance agreement, because we acquired those agreements prior to the transition date elected by us under FAS 133, as amended by FAS 137. Because of the nature of the assets underlying our Transamerica contract, which were roughly 65% convertible bonds at March 31, 2003, the bifurcation and separate accounting for the embedded derivatives contained in that contract would add significant volatility to our reported results. If we bifurcated and separately accounted for the embedded derivative contained in our guaranteed minimum income benefit reinsurance agreement, it also would add volatility to our reported results.

      Recognition of Revenues and Expenses. Reinsurance premium revenues from life products with mortality risk are recognized when due from the policyholders. For those policies with premium paying periods that are significantly shorter than the total period over which benefits are expected to be provided, profits are deferred and recognized as income in a constant relationship to the insurance in force or, for annuities, in relation to the amount of expected future benefit payments. Premiums from universal life and investment-type contracts are recorded on our balance sheet as interest sensitive contracts liability. Revenues from these investment-type contracts consist of income earned on the assets and amounts assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Items that are charged to expense represent interest credited to policyholder accounts and other benefits in excess of related policyholders’ account balances, including minimum interest guarantee payments. Such minimum interest guarantee payments are recognized when paid upon the surrender of the underlying policy and are not charged to the policyholders’ account balances. We make estimates at the end of each reporting period regarding premiums and benefits for cedents who do not report such information in a timely manner. These estimates can have a significant effect on the amounts we report in our financial statements.

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

Operating Results

      Net (Loss) Income. For the three month period ended March 31, 2003, we had a net loss of $(52,474,816), or $(2.03) per basic and fully diluted common share, as compared to net income of $10,433,630, or $0.41 per basic and $0.39 per fully diluted common share, for the three month period ended March 31, 2002. The loss in the first quarter of 2003 was primarily the result of losses associated with recaptures and terminations of life and annuity reinsurance agreements and adverse claims experience under our life reinsurance agreements.

      During the first quarter of 2003, we negotiated the recapture and termination of certain of our reinsurance agreements, including several life reinsurance agreements and our annuity reinsurance agreement with Ohio National. In connection with these recaptures and terminations, we incurred losses of approximately $(39,585,000), resulting from the net write down of deferred acquisition costs and cash payments made to cedents net of reserve releases associated with the recaptures and terminations, partially offset by the reversal of cumulative unrealized losses in the embedded derivative under our Ohio National agreement. Our net loss for the three months ended March 31, 2003 was also affected by reported claims under our life reinsurance agreements that exceeded our expectations. A reduction in investment income and increased operating expenses for the three months ended March 31, 2003 also contributed to our net loss during the period. These items are discussed in greater detail below.

      Net Premiums. Net premium revenue for the three month period ended March 31, 2003 decreased 21% to $61,365,914, as compared with $78,006,891 for the three month period ended March 31, 2002. Substantially all premium revenue was derived from traditional ordinary life reinsurance. The decline in premium revenue reflects the significant reduction of business in force resulting from the novation and recapture of life reinsurance agreements in the fourth quarter of 2002 and the first quarter of 2003. At March 31, 2003, the total face amount of life insurance in force decreased to $69 billion, as compared with $129 billion at March 31, 2002. As we continue to novate, terminate and negotiate the recapture of other reinsurance contracts, we expect our insurance in force and Net premium revenue to continue to decline. In addition, we have stopped writing new reinsurance agreements and have notified our existing clients that we will not be accepting any new business under existing treaties on their current terms, which we expect will also adversely impact our net premium revenue going forward.

      Net Investment Income. Total net investment income for the three month period ended March 31, 2003 was $8,158,689, as compared with $24,589,790 for the three months ended March 31, 2002. The decrease in net investment income is primarily the result of our return of approximately $147,000,000 of invested assets related to the termination of a reinsurance agreement that provided cash deposits to us that we used to secure collateral obligations of our U.S. based cedents. Net investment income was also affected by a reduction in our Funds withheld asset due to decreased yield rates on the assets supporting our Funds withheld, as well as the recapture and termination of certain of our annuity reinsurance agreements, including our annuity reinsurance agreement with Ohio National. The average annualized yield rate earned on our invested assets (excluding the Funds withheld) for this quarter was approximately 2.48%, as compared with 5.14% for the three months ended March 31, 2002. The decline in yield rates primarily reflects our decision to invest funds supporting our letters of credit in cash equivalents in an effort to increase the available capacity under one of our letter of credit facilities.

      Income earned on Funds withheld for the three month period ended March 31, 2003 was approximately $6,277,000, as compared to approximately $18,547,000 for the comparable prior period of 2002. As noted above, the decrease in investment income on our Funds withheld is primarily due to reduced yields on the assets underlying our annuity reinsurance contracts, especially our largest such contract with Transamerica, and to the termination of certain of our other annuity reinsurance agreements, including our agreement with Ohio National. The average annualized yield rate earned on Funds withheld was approximately 2.51% for the three months ended March 31, 2003, compared with 5.41% for the three months ended March 31, 2002.

      Net Realized Investment Gains (Losses). Net realized investment gains for the three month period ended March 31, 2003 were $1,663,868, as compared with net realized investment losses of $(321,708) for the three month period ended March 31, 2002. The increase in Net realized investment gains for the three months ended March 31, 2003 was the result of the strong credit quality of our investment portfolio and the low interest rate environment. We make decisions concerning the sales of our invested assets based on a variety of market, business and other factors.

      Net Change in the Fair Value of Embedded Derivatives. For the three month period ended March 31, 2003, the net change in fair value of our embedded derivatives was an unrealized gain of $13,754,859. For the three month period ended March 31, 2002, the net change in fair value of our embedded derivatives was an unrealized gain of $1,590,098. The primary reason for the unrealized gain in our embedded derivative for the three month period ended March 31, 2003 was the termination of our Ohio National annuity reinsurance agreement in the first quarter of 2003. Widening credit spreads and bond defaults in the portfolio of assets supporting this agreement had caused unrealized losses in our embedded derivatives in prior periods. These cumulative unrealized losses were reversed upon the termination of the Ohio National agreement. The unrealized gains in our embedded derivatives during the three month period ended March 31, 2003 also reflect unrealized gains on another of our annuity reinsurance agreements as a result of credit spreads tightening.

      Surrender Fees and Other Revenue. Surrender fees and other revenue for the three month period ended March 31, 2003 were $1,390,247, as compared with $3,896,125 for the three month period ended March 31, 2002. This income is primarily derived from surrender fees related to our fixed annuity contract with Transamerica. The decrease in the three month period ended March 31, 2003, as compared with the three month period ended March 31, 2002 is mainly due to a reduction in surrender fees under that contract of approximately $1,400,000.

      Claims and Policy Benefits. Claims and policy benefits for the three month period ended March 31, 2003 were $75,089,440, or 122.4% of net premium, as compared with $58,816,606, or 75.4% of net premium, for the three month period ended March 31, 2002. The increase for the three month period ended March 31, 2003 was primarily due to reported claims under our life reinsurance agreements that exceeded of our expectations. While life reinsurance agreements accounting for a significant portion of this adverse claims experience were recaptured or terminated in the first quarter of 2003, we continue to monitor and analyze our experience under our remaining agreements. We cannot assure you that claims experience under our remaining contracts will improve. If claim experience continues at the levels observed during the fourth quarter of 2002 and the first quarter of 2003, or increases from those levels, our operating results would be materially and adversely affected. The novation, termination and recapture of additional reinsurance agreements will reduce claims and policy benefits at an aggregate level in future periods, and may affect the level of claims and policy benefits as a percentage of premiums. During the first quarter of 2003, we also increased our reserves for expected claim payments associated with our guaranteed minimum death benefit, guaranteed minimum income benefit and enhanced earnings benefit contracts by approximately $1,803,000, bringing our total carried balance of these reserves to $20,303,000 at March 31, 2003. This reserve increase was made in response to the continuing poor performance of the financial markets.

      During the first quarter of 2003, we performed an in depth analysis of reported claims related to deaths occurring prior to December 31, 2002. As a result, we increased our reserves for incurred but not reported (IBNR) claims by approximately $4,000,000 in the fourth quarter of 2002 to reflect a longer than expected reporting lag and a higher average death benefit. We have not increased our level of IBNR reserves from December 31, 2002, but are continuing to monitor and analyze our experience under these life reinsurance contracts.

      We are currently seeking relief from MetLife, our largest cedent of life insurance, with respect to a reinsurance contract that has generated mortality experience beyond our pricing parameters and is producing losses. If we are unable to rescind or recapture this agreement, we may incur additional losses in future periods. This life reinsurance agreement is currently in arbitration related to representations made at the time we underwrote the agreement and a rate increase we instituted in the first quarter of 2003.

      Interest Credited to Interest Sensitive Contracts Liabilities. Interest credited to Interest sensitive contract liabilities, which are liabilities we assume under certain annuity reinsurance agreements, was $4,871,759 for the three month period ended March 31, 2003, as compared with $17,922,346 for the comparable prior period in 2002. Included in Interest credited to interest sensitive contracts liabilities for the three month period ended March 31, 2003 are minimum interest guarantee payments of approximately $5,107,000, as compared to minimum interest guarantee payments of $5,192,000 for the comparable prior period in 2002. The decline in Interest credited to interest sensitive contracts liabilities for the three month period ended March 31, 2003 was primarily the result of poor investment performance of invested premiums managed by the primary insurance companies under our annuity reinsurance agreements, especially our agreements with Transamerica and Ohio National. We terminated our reinsurance agreement with Ohio National on February 14, 2003.

      Policy Acquisition and Other Insurance Expenses. Policy acquisition and other insurance expenses, consisting primarily of allowances and amortization and write downs of deferred policy acquisition costs, for the three month period ended March 31, 2003 were $52,501,064, as compared with $15,636,118 for the comparable prior period in 2002. The increase for the three month period ended March 31, 2003 is primarily due to the net write down of deferred acquisition costs associated with the recapture and termination of contracts of approximately $42,250,000. There were no write downs of deferred acquisition costs associated with our annuity reinsurance contract with Transamerica during the three month period ended March 31, 2003. After adjusting for the losses associated with the recaptures and terminations, policy acquisition and other insurance expenses decreased from the first quarter of 2002, reflecting the reduction in the size of our book of business.

      Operating Expenses. Operating expenses for the three month period ended March 31, 2003 were $6,346,130 or 8.7% of total revenue (excluding the net change in fair value of embedded derivatives), as compared with $3,657,792 or 3.4% of total revenue (excluding the net change in fair value of embedded derivatives) for three month period ended March 31, 2002. The increase in expense for the first quarter of 2003 reflects costs associated with renegotiating employment arrangements and other employee compensation, increased costs of insurance for directors and officers liability coverage and increased legal and audit fees.

Segment Results

      We separately track financial results of our life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk. In addition, certain of our remaining modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities. The change in the fair value of these embedded derivatives is included in the annuity segment. Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in our portfolio and investment income on undeployed invested assets. Operating expenses are generally allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to the segment, except for capital raising costs, which are currently charged directly to the corporate segment. Segment results are reported in Note 4 to our unaudited consolidated financial statements.

      Life Segment. Our life reinsurance segment is the reinsurance of ordinary life insurance, primarily for mortality risks. Ordinary life reinsurance generally is the reinsurance of individual term life insurance policies, whole life insurance policies and joint and survivor insurance policies on yearly renewable term basis. In addition, we reinsured the mortality risk inherent in universal life insurance policies, variable universal life insurance policies and variable life insurance policies.

      Our life segment loss for the three month period ended March 31, 2003 was $(45,146,168), as compared with segment income of $7,226,698 for the comparable prior period of 2002. The significant segment loss in the first quarter of 2003 is primarily due to a loss of approximately $(34,090,000) relating to the recaptures of life reinsurance agreements by our cedents, reflecting the write down of deferred acquisition costs and cash payments made to cedents net of reserve releases associated with the recaptures. Segment loss for the three months ended March 31, 2003 was also affected by reported claims under our life reinsurance agreements that exceeded our expectations.

      Segment revenues for the three month period ended March 31, 2003 declined 24% to $60,169,987 from $79,146,044 in the first quarter of 2002. This decline reflects our reduced levels of life insurance in force as a result of novations and recaptures of life reinsurance agreements during the fourth quarter of 2002 and the first quarter of 2003. We anticipate further declines in segment revenue in the second quarter of 2003 as the result of these novations and recaptures. In addition, net investment income attributable to the life segment for the first quarter of 2003 decreased approximately $2,700,000, as compared with the first quarter of 2002, reflecting the termination of a reinsurance agreement that provided cash to us that was used to fund the collateral requirements of our cedents.

      Segment policy benefits and expenses grew 46% to $105,316,155 for the three month period ended March 31, 2003, as compared with $71,919,346 for the three month period ended March 31, 2002, reflecting the costs of recaptures of reinsurance agreements by our cedents. The net cost of recaptures during the first quarter of 2003 was $34,100,000, which is comprised of write downs of deferred acquisition costs of $24,600,000 and the return of unearned premium reserves to our cedents of $30,800,000, both offset by policy benefit reserve reductions of $21,300,000. Segment policy benefits and expenses for the three month period ended March 31, 2003 were also affected by reported claims under our life reinsurance agreements that exceeded our expectations. If claim experience continues at the levels observed during the fourth quarter of 2002 and the first quarter of 2003, or increases from those levels, our operating results would be materially and adversely affected. The novation, termination and recapture of additional reinsurance agreements will reduce claims and policy benefits at an aggregate level in future periods, and may affect the level of claims and policy benefits as a percentage of premiums.

      During the first quarter of 2003, we performed an in depth analysis of reported claims related to deaths occurring prior to December 31, 2002. As a result, we increased our reserves for incurred but not reported (IBNR) claims by approximately $4,000,000 in the fourth quarter of 2002 to reflect a longer than expected reporting lag and a higher average death benefit. We have not increased our level of IBNR reserves from December 31, 2002, but are continuing to monitor and analyze our experience under these life reinsurance contracts.

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

      Our annuity segment contains the majority of our assets. While we would expect it be a small contributor to our net income, it contains significant volatility from two sources. First, under FAS 133 — Accounting for Derivative Instruments and Hedging Activities we must value embedded derivatives in certain of our annuity reinsurance agreements. This unrealized change in the value of the derivative is reported in our income statement each quarter. The change in the value of the derivative can be large, and is driven by financial market conditions, most notably credit risk related changes. Second, our Transamerica annuity reinsurance contract has exhibited volatility due to write downs of our deferred acquisition cost balance which are based upon management’s estimates of future investment performance and lapse experience. Our annuity reinsurance contract with Transamerica, which represented 70% of our annuity segment assets at March 31, 2003, is not expected to generate significant income going forward.

      Segment loss was $(7,870,476) for the three month period ended March 31, 2003, as compared with income of $2,936,401 for the three month period ended March 31, 2002, reflecting a $(4,875,000) loss related to the termination of our annuity reinsurance agreement with Ohio National (net of the reversal of cumulative unrealized losses in the embedded derivative), our second largest such agreement, and to a lesser extent, the termination of another of our annuity reinsurance agreements, which produced a net loss of $(620,000). In the first quarter of 2003, we also incurred a loss of approximately $(1,000,000) on one of our annuity reinsurance agreements reflecting a change in mortality assumptions by the cedent under the contract.

      Under FAS 133, we are required to bifurcate and separately account for embedded derivatives contained in certain of our annuity reinsurance agreements. The change in the fair value of the embedded derivatives is influenced by changes in credit risk, changes in expected future cash flows under the annuity reinsurance contracts and interest rate changes. For the three month period ended March 31, 2003, the net change in fair value of our embedded derivatives was an unrealized gain of $13,754,859. For the three month period ended March 31, 2002, the net change in fair value of our embedded derivatives was an unrealized gain of $1,590,098. The primary reason for the unrealized gain in our embedded derivative for the three month period ended March 31, 2003 was the termination of our Ohio National annuity reinsurance agreement in the first quarter of 2003. Widening credit spreads and bond defaults in the portfolio of assets supporting this agreement had caused unrealized losses in our embedded derivatives in prior periods. These cumulative unrealized losses were reversed upon the termination of the Ohio National agreement. The unrealized gains in our embedded derivatives during the three month period ended March 31, 2003 also reflect unrealized gains on another of our annuity reinsurance agreements as a result of credit spreads tightening.

      We increased our reserves for expected claim payments associated with variable annuity reinsurance products by $1,803,000 for the first quarter of 2003, bringing our total carried balance of these reserves to $20,303,000 at March 31, 2003. These reserves are for expected claim payments associated with our guaranteed minimum death benefit, guaranteed minimum income benefit and enhanced earnings benefit contracts. This reserve increase was made in response to the continuing poor performance of the financial markets.

      Total revenue for our annuity segment declined 10% to $24,103,131 for the three month period ended March 31, 2003, as compared with $26,915,754 for the three month period ended March 31, 2002. The decrease is primarily related to a reduction in surrender fees from our Transamerica annuity reinsurance contract of approximately $1,400,000 and a decline in net investment income of approximately $12,000,000 due to reduced assets under management by our annuity cedents, as well as decreased yields on those assets, both offset by an increase in embedded derivative gains of $12,164,761. The decline in net investment also reflects the termination of the Ohio National reinsurance agreement.

      Policy benefits and expenses for the annuity segment, which include interest credited to policyholders, segment specific expenses, and allocated expenses grew 33% to $31,973,607 for the three month period ended March 31, 2003, as compared with $23,979,353 for the three month period ended March 31, 2002. The primary component of this increase is the write down of deferred acquisition costs associated with our termination of the Ohio National annuity reinsurance contract, partially offset by reductions in interest credited to policyholders and reduced amortization of deferred acquisition costs on our Transamerica annuity reinsurance contract.

      Corporate Segment. The corporate segment includes all of our capital gains and losses, investment income on undeployed invested assets, capital raising costs and a proportionate share of operating expenses based upon how stockholders’ equity is deployed to the life and annuity segments. As a result, the corporate segment, while small relative to our total company, will likely have volatile results. Segment income grew to $541,828 for the three month period ended March 31, 2003, as compared with $270,532 for the three month period ended March 31, 2002. Revenues grew by 21% to $2,060,459 for the three month period ended March 31, 2003, as compared with $1,699,398 for the three month period ended March 31, 2002. Both increases were the result of realized capital gains of $1,663,868 in the first quarter of 2003 compared to realized capital losses of $(321,708) in the first quarter of 2002, partially offset by a lower percentage of stockholders’ equity attributable to the corporate segment in the first quarter of 2003.

      Segment benefits and expenses increased 6% to $1,518,631 for the three month period ended March 31, 2003, as compared with $1,428,867 for the three month period ended March 31, 2002. The increase reflects higher operating expenses, partially offset by a lower percentage of stockholders’ equity attributable to the corporate segment in the first quarter of 2003, as compared to the first quarter of 2002.

Financial Condition

Investments

      At March 31, 2003 and December 31, 2002, virtually all of our invested assets were posted as collateral to secure our obligations under reinsurance agreements and letter of credit facilities or were required to maintain the statutory capital and surplus requirements of our U.S. operating subsidiary. At March 31, 2003, our invested assets, including cash and cash equivalents, had an aggregate fair value of $299,864,333, including unrealized gains of $5,406,527, as compared with an aggregate fair value of $306,346,337, including unrealized gains of $6,162,525, at December 31, 2002. The decline in our invested assets during the first quarter of 2003 was primarily the result of a reduction in cash and cash equivalents due to premiums received under our reinsurance agreements, together with net investment income falling short of claims and policy benefit and expense outflows under our reinsurance agreements. At March 31, 2003 and December 31, 2002, the weighted average duration of the fixed income securities included in our invested assets was 4.0 and 3.8 years, respectively, and the weighted average investment quality rating was “AA” at the end of each period.

      Our investments are governed by investment guidelines established and approved by our Board of Directors. Our investment objectives are to achieve above average risk-adjusted total returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity in our portfolio and match the cash flows of our investments to our related insurance liabilities. Our investment guidelines require our overall fixed income portfolio to maintain a minimum weighted average credit quality of “A.” A fixed income security rated “A” by Standard & Poor’s is considered to be somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than higher rated issuer; however, the issuer’s capacity to meet its financial commitment on the security is still considered to be strong. As of July 31, 2002, our investment guidelines were amended to prohibit us from investing in fixed income securities that are rated below investment grade at the time of purchase. We do not invest in any fixed income securities in emerging markets or securities that are not rated by a major rating agency.

      At both March 31, 2003 and December 31, 2002, less than 1% of our fixed income securities consisted of below investment grade securities. The fair value of such investments varies depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer. As noted above, our investment guidelines prohibit the purchase of below investment grade securities, as these investments are subject to a higher degree of credit risk than investment grade securities. We monitor the creditworthiness of the portfolio as a whole, and when the fair market value of a security declines for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its fair value.

      At March 31, 2003, mortgage-backed securities represented approximately 9% of our invested assets, including cash and cash equivalents, as compared with approximately 10% at December 31, 2002. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage-backed securities include collateralized mortgage obligations (“CMO’s”) and mortgage-backed pass-through securities. Mortgage backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in agency mortgage backed securities. Our mortgage backed securities portfolio had a weighted average investment quality rating of “AAA” at both March 31, 2003 and December 31, 2002.

      At March 31, 2003, approximately 4% of our mortgage-backed investment portfolio consisted of securities with planned repayment schedules, as compared with 7% at December 31, 2002. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches of the CMO.

      The following table summarizes our investment results (excluding investment income on assets held and managed by our ceding companies or others on their behalf) for the periods indicated:

Investment Results

	Three Months Ended
	March 31,		Twelve Months Ended December 31,

	2003	2002	2002	2001	2000

	(Dollars in thousands)
Total invested assets, including cash and equivalents(1)	$299,864	$434,127	$306,346	$423,780	$321,819
Investment income, net of related expenses	$1,882	$6,043	$25,931	$20,165	$20,126
Effective annualized yield rate(2)	2.48%	5.14%	5.28%	5.74%	6.85%
Realized investment gains (losses)	$1,664	$(322)	$19,749	$1,230	$(4,817)

(1)	Fair value at end of the indicated period.

(2)	The effective yield rate equals (i) net investment income divided by (ii) the average of total adjusted invested assets (fixed maturities at amortized cost, including assets on deposit with reinsurers) at the end of each calendar quarter included in the indicated period.

Funds Withheld at Interest

      At March 31, 2003, our Funds withheld receivable was $1.0 billion, as compared with $1.4 billion at December 31, 2002. Historically, when a ceding company enters into a reinsurance contract structured as a modified coinsurance or coinsurance funds withheld arrangement with us, a portion of the ceding company’s liability to the policyholders or, in the case of a retrocessional arrangement, the primary insurer, is ceded to us. Our remaining modified coinsurance and coinsurance funds withheld arrangements are generally on a quota share basis, so the portion that is ceded to us is a fixed percentage of the liabilities arising from the underlying policies. Our share of the ceding company’s liability is included on our balance sheet as “Interest sensitive contracts liabilities.” However, unlike other reinsurance arrangements in which we receive cash or investments as consideration for assuming a portion of the ceding company’s liability, under these types of arrangements, we have established a receivable called “Funds withheld at interest.” For annuity reinsurance agreements, the Funds withheld at interest receivable is equal to our fixed portion of the statutory reserves carried by the ceding company. For life reinsurance agreements, the Funds withheld at interest receivable is equal to the value of the ceding company’s GAAP reserves related to the policies underlying our life reinsurance agreements, which includes reserves for pending claims and reserves for incurred but not reported claims. We are allocated our share of the investment income and realized capital gains and losses that arise from the securities in the investment portfolio underlying the Funds withheld at interest under each type of agreement.

      At March 31, 2003, our Funds withheld at interest receivable related to our annuity reinsurance contracts had a carrying value of approximately $984 billion. Our contract with Transamerica accounted for approximately 68% of our Funds withheld at interest receivable as March 31, 2003, as compared to 51% at December 31, 2002. The increase in the proportion of our Funds withheld at interest assets related to the Transamerica contract generally reflects the decrease in our Funds withheld at interest asset that resulted from the termination of our annuity reinsurance agreement with Ohio National in February 2003. At March 31, 2003, the assets held and managed by our ceding companies under our annuity reinsurance contracts were invested in convertible bonds and fixed income securities having a weighted average credit quality of “A” and a weighted average duration of 5.02 years. In addition, at March 31, 2003, approximately 4.8% of such assets were invested in below investment grade securities, as compared with 4.2% of such assets at December 31, 2002. At December 31, 2002, these assets had a weighted average credit quality of “A” and a weighted average duration of 5.3 years.

      The average annualized yield rate earned on the assets held and managed by our ceding companies under our annuity reinsurance contracts was approximately 2.51% for the three months ended March 31, 2003, as compared to 5.25% for the year ended December 31, 2002. The average annualized yield rate earned on the assets funding our annuity obligations to Transamerica was approximately 1.61% for the three months ended March 31, 2003, as compared with 4.61% for the year ended December 31, 2002. For purposes of calculating the average yield rate earned on assets held and managed by our ceding companies, including Transamerica, we include net realized capital gains and losses as reported to us by our ceding companies.

      At March 31, 2003, approximately $25 million of our Funds withheld at interest receivable was attributable to a 50% quota share reinsurance contract we entered into with XL Life Ltd covering certain blocks of life reinsurance business that we novated to XL Life on December 31, 2002. The assets related to these life reinsurance contracts are investment grade corporate and government securities with an average credit quality of “AA” and a weighted average duration of 5.7 years.

Transamerica

      Our annuity reinsurance contract with Transamerica is our largest annuity reinsurance contract and, as of March 31, 2003, approximately $695 million, or 68%, of our Funds withheld at interest receivable; approximately $710 million, or 71%, of our Interest sensitive contracts liability; and approximately $50 million of the Deferred policy acquisition costs assets on our balance sheet related to this contract. As a result of the changes to our remaining book of business, especially the termination of our annuity reinsurance contract with Ohio National in February 2003, we expect that the assets and liabilities associated with the Transamerica contract will represent a significant portion of our total assets and liabilities in future periods. We do not expect the Transamerica contract to generate significant income in future periods.

      At March 31, 2003, the assets funding the policyholder obligations under the Transamerica contract had an average credit quality of “A” and an average duration of 4.15 years, as compared with an average credit quality of “A-” and an average duration of 4.2 years at December 31, 2002. The contract is a retrocessional arrangement covering VisionMark fixed annuity products issued by IL Annuity and Insurance Company, the primary insurance company. The assets underlying the Transamerica contract are managed by AmerUS Capital Management, the investment manager appointed by IL Annuity. At March 31, 2003 and December 31, 2002, AmerUS Capital Management had invested approximately 65% of the premiums paid in connection with the underlying policies in investment grade convertible bonds and had invested the remaining premiums in investment grade bonds, high yield bonds and mortgage-backed securities. The value of convertible bonds is a function of their investment value (determined by comparing their yield with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and their conversion value (at market value, if converted into the underlying common stock). To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible bonds will be increasingly influenced by their conversion value. Consequently, the value of convertible bonds may be influenced by changes in the equity markets.

      While convertible bonds would typically be expected to produce lower investment income than other fixed income securities, convertible bonds provide the potential for higher total returns through the underlying equity component of the bonds, which are passed on to VisionMark policyholders through the total return adjustment upon surrender of the policies. As with the holders of other single premium deferred annuity policies, a VisionMark policyholder is guaranteed a return of premiums paid plus a guaranteed minimum interest rate of 3% to 3.5% per annum over the life of the policy. During the three months ended March 31, 2003 and the year ended December 31, 2002, we paid approximately $5,107,000 and $26,700,000, respectively, under our annuity reinsurance contract with Transamerica to cover our proportionate share of the shortfall that arose because the net investment returns on the assets related to these policies substantially underperformed the minimum interest guarantees for surrendered policies.

      According to data provided to us by Transamerica, at March 31, 2003, the assets held by IL Annuity and managed by AmerUS Capital were comprised of the following:

			% of Total
Type of Security	Book Value(1)	Market Value	Market Value

Investment grade convertible bonds	$484,095,888	$463,345,687	65.3%
Investment grade U.S. corporate bonds	133,880,328	141,295,236	19.9%
Below investment grade U.S. corporate bonds	33,830,636	34,503,972	4.9%
Mortgage-backed securities	35,467,002	36,548,945	5.1%
Short term securities	33,499,020	34,237,040	4.8%

Total invested assets	$720,772,874	$709,930,880	100.0%

Accrued investment income		4,964,374

Total market value, including accrued investment		$714,895,254

(1)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

      According to data provided to us by Transamerica, at March 31, 2003, the credit ratings of the assets (excluding accrued investment income) held by IL Annuity and managed by AmerUS Capital were approximately as follows:

			% of Total
Ratings(1)	Book Value(2)	Market Value	Market Value

AAA	$166,711,461	$168,469,588	23.7%
AA	31,404,391	31,205,675	4.4%
A	214,564,497	212,986,515	30.0%
BBB	265,328,306	254,309,450	35.8%
BB and below	42,764,219	42,959,652	6.1%

Total invested assets	$720,772,874	$709,930,880	100.0%

Accrued investment income		4,964,374

Total market value, including accrued investment income		$714,895,254

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on an equivalent rating assigned by the National Association of Insurance Commissioners.

(2)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

      According to data provided to us by Transamerica, at March 31, 2003, the maturity distribution of the assets held by IL Annuity and managed by AmerUS Capital was approximately as follows:

			% of Total
Maturity	Book Value(1)	Market Value	Book Value

Within one year	$149,460,301	$148,956,847	21.0%
From one to five years	128,447,173	131,993,049	18.6%
From six to ten years	184,394,743	184,907,767	26.0%
More than ten years	258,470,657	244,073,217	34.4%

Total all years	$720,772,874	$709,930,880	100.0%

(1)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

Other Annuity Reinsurance Contracts

      At March 31, 2003, we had three other annuity reinsurance contracts that guaranteed crediting rates that vary in amount and duration. At March 31, 2003, the assets funding the policyholder obligations under these contracts had an average credit quality of “A” and an average duration of approximately 6.99 years, as compared with an average credit quality of “A” and an average duration of approximately 7.04 years at December 31, 2002.

      According to information provided by the ceding companies under these three annuity reinsurance contracts, at March 31, 2003, the assets held and managed by those ceding companies were comprised of as follows:

			% of Total
Type of Security	Book Value(1)	Market Value	Market Value

Canadian provincial bonds	$84,644,617	$88,094,690	28.0%
Investment grade US corporate bonds	68,416,568	73,442,913	23.4%
Investment grade UK corporate bonds	78,203,660	83,391,371	26.5%
Canadian corporate bonds	47,640,401	47,792,342	15.3%
Government bonds	10,104,295	9,663,672	3.0%
Mortgage securities	5,006,250	5,745,000	1.8%
Below Investment grade bonds	8,943,573	6,301,868	2.0%

Total invested assets	$302,959,364	$314,431,856	100.0%

Accrued investment income		5,367,749

Total market value, including accrued investment income		$319,799,605

(1)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

      According to information provided by the ceding companies under these three annuity reinsurance contracts, at March 31, 2003, the credit ratings of the assets (excluding accrued investment income) held and managed by those ceding companies were approximately as follows:

			% of Total
Ratings(1)	Book Value(2)	Market Value	Market Value

AAA	$91,955,338	$95,828,695	30.5%
AA	29,787,572	31,147,259	9.9%
A	93,457,270	98,455,837	31.3%
BBB	78,119,611	82,548,198	26.3%
BB and below	9,639,573	6,451,867	2.0%

Total invested assets	$302,959,364	$314,431,856	100.0%

Accrued investment income		5,367,749

Total market value, including accrued investment income		$319,799,605

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on an equivalent rating assigned by the National Association of Insurance Commissioners.

(2)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

      According to information provided by the ceding companies under these three annuity reinsurance contracts, at March 31, 2003, the maturity distribution of the assets held and managed by those ceding companies was approximately as follows:

			% of Total
Maturity	Book Value(1)	Market Value	Book Value

Within one year	$9,204,614	$9,211,364	2.9%
From one to five years	64,093,254	66,795,426	21.2%
From six to ten years	64,289,080	65,168,220	20.8%
More than ten years	165,372,416	173,256,846	55.1%

Total all years	$302,959,364	$314,431,856	100.0%

(1)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

Liquidity and Capital Resources

      Our liquidity and capital resources are a measure of our overall financial strength and our ability to generate cash flows from our operations to meet our operating and growth needs. Our principal sources of funds are premiums received, net investment income, proceeds from investments called, redeemed or sold and cash and short term investments. The principal obligations and uses of the funds are to post collateral for the statutory reserves ceded to us by U.S. based insured and reinsurers, the payment of policy benefits, acquisition and operating expenses and the purchase of investments. Under the terms of our reinsurance agreements, we are required to provide letters of credit or fund trust accounts with liquid assets to satisfy the collateral requirements of our cedents. At March 31, 2003 and December 31, 2002, letters of credit totaling $172,000,000 and $174,000,000, respectively, had been issued in the ordinary course of our business by our bankers in favor of certain ceding insurance companies (including our U.S. operating subsidiary) to provide security and meet regulatory requirements. At March 31, 2003 and December 31, 2002, cash and investments of approximately $107,000,000 and $115,000,000, respectively, were pledged as collateral for letters of credit. At both March 31, 2003 and December 31, 2002, cash and investments of $125,000,000 were held in trust for the benefit of certain ceding insurance companies to provide security and to meet regulatory requirements.

      In March 2003, Hartford Life Insurance Company, the cedent under our largest guaranteed minimum death benefit reinsurance contract, served notice seeking to institute arbitration proceedings against us alleging that we had failed to satisfy additional collateral requirements under the contract of approximately $59,000,000 as of December 31, 2002. We do not agree with the additional collateral requirements asserted by Hartford Life and, as a result, ceased making claim payments to Hartford Life under the contract. In April 2003, Hartford Life, drew approximately $18,000,000 of assets held in trust for its benefit and drew approximately $24,500,000 of letters of credit that had been issued by Citibank for Hartford Life’s benefit. As a result of Hartford Life’s draw on the letters of credit, Citibank seized approximately $20,105,000 in assets that had been posted by us as security under our letter of credit facility. Consequently, approximately $4,395,000 related to our letter of credit facility is due and payable by us upon Citibank’s demand. We believe that the draw on the letters of credit was not permitted under the reinsurance contract and plan to make the action a subject of arbitration proceedings that have been called for by Hartford Life.

      As discussed in Note 6 to our unaudited consolidated financial statements included elsewhere in this report, on December 31, 2002, we entered into a transaction with XL Life pursuant to which we transferred certain blocks of life reinsurance business to XL Life. We are in discussions with XL Life regarding certain post closing adjustments called for by the master novation agreement entered into in connection with the transaction. If we cannot reach a satisfactory resolution with XL Life regarding these adjustments, we may be required to enter into arbitration proceedings with XL Life under the agreement. If we are unable to prevail in such arbitration proceedings, we may be required to make substantial cash adjustment payments to XL Life under the agreement.

      We have two reinsurance operating subsidiaries, the largest of which is based in and operates out of Bermuda. Our other reinsurance operating subsidiary is based in and operates out of the United States. Our Bermuda operating subsidiary reinsures a large portion of the reinsurance business written by our U.S. operating subsidiary. The primary purpose of this reinsurance is to provide reinsurance capacity to our U.S. operating subsidiary so that it can compete in its market place. Our Bermuda operating subsidiary has made capital infusions into the U.S. operating subsidiary to allow the U.S. company to maintain targeted statutory surplus levels and to provide cash and securities as collateral for the reinsurance cessions the U.S. operating subsidiary makes to the Bermuda operating company. At March 31, 2003 approximately $65,000,000 of our cash and cash equivalents and fixed income securities were held by the U.S. operating subsidiary and were not available to us or our Bermuda operating subsidiary to fund our liquidity or collateral needs. In addition, our U.S. operating company has entered into a letter agreement with the Connecticut Insurance Department that, among other things, restricts the U.S. operating company from paying dividends or settling inter-company balances with us or our Bermuda operating company.

      We did not have sufficient available cash and investments at March 31, 2003 to satisfy the collateral requirements asserted by our cedents under certain of our reinsurance treaties. Our cedents have asserted that we must satisfy additional collateral requirements of approximately $172,000,000 in excess of amounts we currently have posted. We are currently analyzing these asserted collateral requirements and have not concluded that such amounts are in fact required to be posted as collateral under the relevant reinsurance contracts. As a result of our inability to satisfy our obligations, certain parties have claimed that we are in breach of our agreements. As a consequence, such parties have sought and others may seek remedies for such claimed breaches, and we may be required to enter into arbitration or litigation proceedings with those parties. If we do not prevail in any such arbitration or litigation proceeding, it would have a material adverse effect on our financial condition and we may be required to liquidate our operations.

      We also currently have approximately $40,605,000 of outstanding unsecured letters of credit issued on our behalf by Citibank. In October 2002, Citibank agreed to extend our unsecured letter of credit facility into 2003 in exchange for our agreement to secure or eliminate the letter of credit facility by June 30, 2003. If we are unable to secure or eliminate the letter of credit facility by that date, Citibank will not renew the outstanding letters of credit at December 31, 2003, at which time our customers may draw on such letters of credit and we will be obligated to repay Citibank for any amounts paid to our customers up to $40,605,000.

      At March 31, 2003, our total capitalization, which consists entirely of equity, was $216,217,204. On March 1, 2002, we filed a shelf registration statement on Form S-3 to register under the Securities Act of 1933 $200,000,000 of senior debt to be sold in one or more transactions on a delayed basis. We subsequently determined that we would not utilize the shelf registration and requested that the Securities and Exchange Commission withdraw the registration statement in March 2003.

      For the three months ended March 31, 2003, we utilized $8,435,060 of our cash and equivalents to fund our operating activities, as compared with generating cash and equivalents of $14,327,629 from our operating activities for the three months ended March 31, 2002. The utilization of our cash and equivalents during the first quarter of 2003 reflects increased claim payments and the return of unearned premiums associated with the recaptures and terminations of certain of our life and annuity reinsurance agreements during the quarter.

      While we plan to continue to receive premiums and pay claims under our remaining reinsurance treaties where no dispute exists, we have ceased to write new reinsurance agreements and have notified our existing clients that we will not be accepting any new business under existing treaties on their current terms. We do not anticipate resuming to write new reinsurance agreements in the foreseeable future. Our plans for the future involve attempting to meet or reduce the additional collateral requirements of our ceding companies by continuing to negotiate the recapture, retrocession, novation or sale of certain of our reinsurance agreements. During the first quarter of 2003, these types of transactions resulted in losses for us, and we expect to incur additional losses in connection with similar transactions in the second quarter of 2003. We have also instituted substantial premium rate increases on all of our non-guaranteed premium yearly renewable term contracts that remain in force. There can be no assurance that our plans will be sufficient to improve our operations or liquidity. If we are not successful in implementing our plans, or if those plans are insufficient, we will not be able to satisfy our obligations in 2003 and will likely be required to liquidate our business if we cannot successfully pursue any other strategic alternative. The report of our independent auditors included in our Annual Report on Form 10-K for the year ended December 31, 2002 contains a paragraph expressing substantial doubt regarding our ability to continue as a going concern.

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

      We have no material commitments for capital expenditures as of March 31, 2003, but as noted above, we have significant obligations that we will not be able to satisfy unless we are able to negotiate the termination, recapture, or novation of certain reinsurance agreements on favorable terms, or raise capital. Since beginning our efforts to raise capital, we have been unable to do so, and there can be no assurances that our efforts to raise capital or pursue other strategic alternatives will be successful.

Forward-Looking and Cautionary Statements

      This report, together with other statements and information we may provide, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for future operations and financing needs or plans, as well as assumptions relating to the foregoing. The words “expect,” “project,” “estimate,” “predict,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements include these expressions. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Factors that could materially and adversely affect our operations and financial condition and/or cause our actual results of operations or financial condition to differ from those expressed or implied in our forward-looking statements include, but are not necessarily limited to, our ability to meet the obligations associated with our current business and to fund our continuing operations; our ability to reduce or otherwise satisfy our collateral obligations through novations, recaptures or otherwise; our ability to increase our financial ratings; the ability of our cedents to manage successfully assets they hold on our behalf; our success in managing our investments; our ability to maintain the listing of our common shares on the New York Stock Exchange; changes in mortality, morbidity and claims experience; our ability to make accurate estimates and assumptions regarding future mortality, persistency, lapses, expenses and investment performance based upon historical results and information provided to us by our cedents; our ability to underwrite business; unanticipated withdrawal or surrender activity; changes in market conditions, including changes in interest rate levels; the competitive environment; the impact of recent and possible future terrorist attacks and the U.S. government’s response thereto; our ability to attract and retain clients; the loss of a key executive; regulatory changes (such as changes in U.S. tax law and insurance regulation that directly affect the competitive environment for our products); and a prolonged economic downturn. Investors are also directed to consider the risks and uncertainties discussed in documents we have filed with the Securities and Exchange Commission, and in particular, our Annual Report on Form 10-K for the year ended December 31, 2002. We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes since December 31, 2002 with respect to our market risk exposure described in our Annual Report on Form 10-K for the year ended December 31, 2002. Please refer to “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.     Controls and Procedures

      Within 90 days prior to the filing date of this Form 10-Q, the Company’s Chief Executive Officer/ Chief Financial Officer conducted a review of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that review, the Chief Executive Officer/ Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate. There have been no significant changes in the Company’s internal controls or in other factors (including any corrective actions with regard to significant deficiencies and material weaknesses) that could significantly affect those controls subsequent to the date of his evaluation.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

      On April 23, 2002, we served written notice of arbitration on The Metropolitan Life Insurance Companies (“MetLife”), the cedent under our largest life reinsurance agreement, seeking equitable relief and monetary damages based on MetLife’s misrepresentation of and failure to disclose material facts known to it relating to the agreement. On January 30, 2003, we also provided written notice to MetLife of a premium rate increase, effective March 5, 2003, which also has become a subject of this arbitration. In April 2003, MetLife informed us that, if the arbitration panel finds the premium rate increase valid, MetLife would recapture the reinsurance agreement as of March 5, 2003. An arbitration panel is scheduled to hear these claims in December 2003.

      On and since December 4, 2002, certain of our shareholders have filed purported shareholder class action lawsuits against us and certain of our present and former officers and directors in the United States District Court for the District of Connecticut seeking unspecified monetary damages. The plaintiffs claim that the defendants violated certain provisions of the United States securities laws by making various alleged material misstatements and omissions in public filings and press releases. A response by us is not due until after the date the plaintiffs file a single consolidated complaint, which they have not yet done.

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

      On March 18, 2003, Hartford Life Insurance Company, the cedent under our largest guaranteed minimum death benefit reinsurance contract, served notice seeking to institute arbitration proceedings against us alleging that we have failed to satisfy additional collateral requirements under the contract of approximately $59.0 million. We do not agree with the additional collateral requirements asserted by Hartford Life and, as a result, ceased making claim payments to Hartford Life under the contract. In April 2003, Hartford Life drew approximately $18.0 million of assets held in trust for its benefit and drew approximately $24.5 million of letters of credit that had been issued by Citibank for Hartford Life’s benefit. We believe that the draw on the letters of credit was not permitted under the reinsurance contract and plan to make the action a subject of the arbitration proceedings called for by Hartford Life. The arbitration is in its preliminary stages.

      There are no other arbitration or other legal proceedings currently in process.

Item 2.     Changes in Securities and Use of Proceeds

      On March 11, 2003, our Board approved the issuance of 200,000 shares of restricted stock to John F. Burke in connection with his appointment as our President and Chief Executive Officer. Issuance of the restricted stock required no investment decision on the part of the recipient. If the grant were deemed to be a sale of securities under the Securities Act of 1933 (the “Act”), we believe such sale would be exempt from the Act pursuant to Section 4(2) thereof or Regulation S thereunder.

Item 5.     Other Information

      On February 14, 2003, we terminated our annuity reinsurance agreement with The Ohio National Life Insurance Company, which had been our second largest annuity reinsurance agreement as of that date. For further information regarding this transaction, please refer to our Current Reports on Form 8-K and Form 8-K/ A dated February 14, 2003, filed on March 3, 2003 and April 16, 2003, respectively.

      Effective February 28, 2003, John F. Burke, our Chief Financial Officer and Secretary, assumed responsibility as our President and Chief Executive Officer; he continues to serve as our Chief Financial Officer and Secretary. Also effective as of that date, our Board of Directors dissolved the Transition Committee that had been formed to oversee our operations until a new Chief Executive Officer was selected.

      During 1998, certain of our officers purchased 163,121 of our common shares, and we made loans to the officers to partially finance such purchases. The loans accrued interest at 7% per annum and became due and payable in April 2003. In connection with the renegotiation or termination of certain officers’ employment agreements, we have deemed the outstanding loans of those officers to have been repaid in exchange for the officers agreeing to forego certain bonus, severance or other payments that are or may become payable to them. At March 31, 2003, such loans of $500,000 with accrued interest of $199,364 had been deemed repaid. We intend to pursue repayment in full of all amounts due from our former Chief Executive Officer, Lawrence S. Doyle. At March 31, 2003, Mr. Doyle’s outstanding loan was $500,000, with accrued interest of $199,458.

      On April 8, 2003, we received notice from the New York Stock Exchange that we did not satisfy the NYSE’s continued listing standards as of that date because the average closing price of our common shares had been below $1.00 for a 30 consecutive trading day period. If we cannot achieve a $1.00 average share price for 30 consecutive trading days within six months of the receipt of this notification, the NYSE will commence suspension and delisting procedures with respect to our common shares. In addition, the NYSE informed us that it is considering whether we continue to meet certain of the NYSE’s qualitative continued listing standards due to concerns over our financial condition.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits —

10.1	Employment Agreement, dated as of April 3, 2003, by and between Annuity and Life Re (Holdings), Ltd. and John F. Burke.
99.1	Section 1350 Certification of the Company’s Chief Executive Officer and Chief Financial Officer.

      (b) Reports on Form 8-K —

Current Report on Form 8-K dated December 31, 2002 and filed on January 16, 2003, reporting a transaction with XL Life Ltd, a subsidiary of XL Capital Ltd, pursuant to which the Company transferred certain blocks of life reinsurance business to XL Life. The Form 8-K also included unaudited pro forma condensed consolidated financial statements for the nine months ended September 30, 2002.

Current Report on Form 8-K dated February 24, 2003 and filed on February 25, 2003, reporting several recent developments that had occurred with respect to the Company, including the Company’s expectation of a significant loss for the quarter and year ended December 31, 2002 and the termination of the Company’s annuity reinsurance contract with The Ohio National Life Insurance Company.

Current Report on Form 8-K dated February 14, 2003 and filed on March 3, 2003, providing additional information regarding the termination of the Company’s annuity reinsurance agreement with The Ohio National Life Insurance Company. An amended Current Report on Form 8-K/ A was filed on April 16, 2003 to provide unaudited pro forma condensed consolidated financial statements for the year ended December 31, 2002, reflecting the termination of the Company’s reinsurance agreement with Ohio National and the transfer of certain blocks of life reinsurance business to XL Life Ltd, as well as other terminations and recaptures of reinsurance contracts during 2002 and through March 31, 2003.

Current Report on Form 8-K dated and filed on April 3, 2003, regarding the Company’s release of its financial results for the three and twelve month periods ended December 31, 2002, which also included consolidated financial statements for those periods.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

/s/ JOHN F. BURKE

Name: John F. Burke

Title:	Chief Executive Officer and

Chief Financial Officer

Date: May 15, 2003

CERTIFICATION

      I, John F. Burke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Annuity and Life Re (Holdings), Ltd.;

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

/s/ JOHN F. BURKE

Name: John F. Burke

Title:	Chief Executive Officer and

Chief Financial Officer

May 15, 2003

EXHIBIT INDEX

10.1	Employment Agreement, dated as of April 3, 2003, by and between Annuity and Life Re (Holdings), Ltd. and John F. Burke.
99.1	Section 1350 Certification of the Company’s Chief Executive Officer and Chief Financial Officer.