Form 10-K/A
period 2002-12-31
ANNUITY & LIFE RE HOLDINGS LTD
filed 2003-07-02
CIK 1051628

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A-1

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

DOCUMENTS INCORPORATED BY REFERENCE.

      Certain information required by Items 10, 11, 12 and 13 was incorporated by reference into Part III of the registrant’s Form 10-K from the registrant’s proxy statement for its 2003 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2002.

		Page

Explanatory Note		1
PART I
Item 1.	Business	2
PART II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	56

Explanatory Note

      This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is being filed to supplement certain information provided in the original Form 10-K in response to comments received from the Securities and Exchange Commission. In particular, we have revised “Item 1. Business — Transamerica Contract” to include a section headed “Minimum Interest Guarantees” that repeats information originally disclosed in our amended Form 10-K for the fiscal year ended December 31, 2001, which was filed with the Securities and Exchange Commission on March 21, 2003. We have also amended the discussion of our policy for the recognition of revenue and expenses set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” to include a sentence clarifying our method of accounting for minimum interest guarantee payments.

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

Minimum Interest Guarantees

      As with the holders of other single premium deferred annuity policies, a VisionMark policyholder is guaranteed a minimum return of premiums paid plus a guaranteed minimum interest rate of 3% to 3.5% per annum over the life of the policy. During 2001, we paid approximately $13,500,000 under our annuity reinsurance contract with Transamerica to cover our proportionate share of the shortfall that arose because the net investment returns on the assets related to these policies substantially underperformed the minimum interest guarantees for surrendered policies. In addition, during 2001, we recorded a charge of approximately $19,500,000 related to expected future minimum interest guarantees. The $13,500,000 expense for minimum interest guarantees for the year ended December 31, 2001 was comprised of payments of $1,600,000, $3,300,000, $4,400,000, and $4,200,000 with respect to the first, second, third, and fourth quarters of 2001, respectively. Although certain of those payments were actually made in prior quarters of 2001, we originally recorded the full expense and the related $19,500,000 charge for expected future minimum interest guarantee payments in the fourth quarter of 2001 because that was the quarter in which we first received data that enabled us to estimate these payments accurately. During 2002, we restated our financial statements for the fiscal year ended December 31, 2001 to record the $13,500,000 expense in the quarterly periods in 2001 in which the payments were made. In addition, as part of the restatement of our financial statements for the fiscal year ended December 31, 2001, portions of the $19,500,000 charge originally taken in the fourth quarter of 2001, and a similar charge of $24,700,000 taken in the third quarter of 2001, were allocated to prior quarters of 2001. We also restated our financial statements for the fiscal year ended December 31, 2000 to record approximately $2,800,000 of minimum interest guarantee payments that were made in 2000.

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

      We periodically requested additional information from Transamerica since the contract’s inception, including information related to possible minimum interest guarantee payments, and Transamerica did deliver a file in June 2000 that contained the information needed to estimate expected minimum interest guarantee payments as of December 31, 1999. At the time, we believed that the financial results under the contract were being adversely affected by high surrender rates on the underlying policies, but we did not believe that we had any meaningful exposure to minimum interest guarantee payments. Using assumptions based on information available to us at the time this file was received, the filed indicated that expected minimum interest guarantee payments would have been approximately $100,000 as of December 31, 1999, which is consistent with our belief at the time that our exposure to minimum interest guarantee payments was not significant. Further, based on data now available to us, we do not believe that the amount of these potential payments increased significantly during the course of 2000.

      During the fourth quarter of 2000, we entered into discussions with Transamerica relating to the possibility of auditing IL Annuity’s experience relating to the policies underlying our reinsurance contract with Transamerica, primarily to understand the reasons for the continuing higher than expected surrender rates for those policies and what was being done to address the same, as well as to review the validity of unexpected increases in asset management expenses under the contract. Under our reinsurance treaty with Transamerica, we did not have a direct right to audit IL Annuity’s records. Therefore, over the following months, we worked together with Transamerica to organize an on-site audit of IL Annuity’s records related to the contract, which was conducted in the Summer of 2001. The audit did not detect the potential liability for minimum interest guarantee payments because it focused on the reasons for the higher than expected surrender rates and the increases in asset management expenses, which ultimately were the subjects of arbitration entered into with Transamerica.

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

      Recognition of Revenues and Expenses. Reinsurance premium revenues from life products with mortality risk are recognized when due from the policyholders. For those policies with premium paying periods that are significantly shorter than the total period over which benefits are expected to be provided, profits are deferred and recognized as income in a constant relationship to the insurance in force or, for annuities, in relation to the amount of expected future benefit payments. Premiums from universal life and investment-type contracts are recorded on our balance sheet as interest sensitive contracts liability. Revenues from these investment-type contracts consist of income earned on the assets and amounts assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Items that are charged to expense represent interest credited to policyholder accounts and other benefits in excess of related policyholders’ account balances, including minimum interest guarantee payments. Such minimum interest guarantee payments are not included in the policyholder account balances reported to us. They are payable upon the surrender of the underlying policies and are recognized as an expense at that time. We make estimates at the end of each reporting period regarding premiums and benefits for cedents who do not report such information in a timely manner. These estimates can have a significant effect on the amounts we report in our financial statements.

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

      Claims and Policy Benefits. Claims and policy benefits includes both life and variable annuity benefits, including guaranteed minimum death benefits, guaranteed minimum income benefits and enhanced earnings benefits. Claims and policy benefits for the year ended December 31, 2002 were $352,408,801 or 102% of net premium, as compared with $216,025,010 or 86% of net premium for the year ended December 31, 2001. We experienced an unexpected increase in the number and size of claims during the latter half of 2002, particularly in the fourth quarter. In the fourth quarter of 2002, Claims and policy benefits were $127,768,226 or 143% of premium, as compared to $54,325,088 or 78% of premium for the fourth quarter of 2001. As of December 31, 2002, our cedents had reported to us pending claims, meaning our cedents had received notification that policyholders covered by the cedents’ insurance policies had died, of approximately $77,000,000, as compared to approximately $39,000,000 as of December 31, 2001. We performed a detailed analysis of the claim activity, which indicated that the incidence of late reported claims as a percentage of total reported claims increased during the latter half of 2002. As a result, we increased our reserves for incurred but not reported claims by approximately $4,000,000 in the fourth quarter of 2002 to reflect a longer than expected reporting lag and a higher average death benefit. We are continuing to monitor and analyze our experience under these life reinsurance contracts. At present, we believe that the increase in the number of reported claims is partly the result of our cedents’ concerns about our financial condition, while we believe that the increased average size of claims reflects, in part, an increase in the percentage of claims relating to new business contracts, many of which provide for higher face amounts of coverage on a growing policyholder base. We also continue to monitor and evaluate our experience under these contracts against the assumptions regarding mortality risk we made when pricing them. If claim volume and average claim size remain at the levels observed during the fourth quarter of 2002, or increase from those levels, our operating results would be materially and adversely affected. The novation, termination and recapture of our reinsurance agreements will reduce claims and policy benefits at an aggregate level in future periods, and it may affect the level of claims and policy benefits as a percentage of premiums. We also increased our reserves for expected claim payments associated with our guaranteed minimum death benefit, guaranteed minimum income benefit and enhanced earnings benefit contracts by approximately $18,500,000 during the year ended December 31, 2002, which was comprised of reserve increases of approximately $7,760,000 and $10,740,000 in the third and fourth quarters of 2002, respectively. This reserve increase was made in response to increasing claim activity in recent quarters and the continuing deterioration of the financial markets.

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

2. Financial Statement Schedule

      The schedule listed in the Index to Financial Statements and Financial Statement Schedule appearing on pages 90-92.

3. Exhibits

      The following exhibits are filed or incorporated by reference as part of this Form 10-K:

*2.1	Master Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., Viva Reassurance, Ltd. and XL Life Ltd (Exhibit 2.1 to the Company’s Form 8-K filed on January 16, 2003).
*2.2	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Continental Assurance Company (Exhibit 2.2 to the Company’s Form 8-K filed on January 16, 2003).
*2.3	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Valley Forge Life Insurance Company (Exhibit 2.3 to the Company’s Form 8-K filed on January 16, 2003).
*2.4	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Zurich Life Insurance Company of America (Exhibit 2.4 to the Company’s Form 8-K filed on January 16, 2003).
*2.5	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Fidelity Life Association (Exhibit 2.5 to the Company’s Form 8-K filed on January 16, 2003).
*2.6	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Federal Kemper Life Assurance Company (Exhibit 2.6 to the Company’s Form 8-K filed on January 16, 2003).
*2.7	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Protective Life Insurance Company (Exhibit 2.7 to the Company’s Form 8-K filed on January 16, 2003).
*2.8	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Phoenix Life and Annuity Company (Exhibit 2.8 to the Company’s Form 8-K filed on January 16, 2003).
*2.9	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Phoenix Life Insurance Company (Exhibit 2.9 to the Company’s Form 8-K filed on January 16, 2003).
*2.10	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Empire General Life Assurance Corporation (Exhibit 2.10 to the Company’s Form 8-K filed on January 16, 2003).
*2.11	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and PHL Variable Insurance Company (Exhibit 2.11 to the Company’s Form 8-K filed on January 16, 2003).

*2.12	Retrocessional Reinsurance Agreement, dated as of December 31, 2002, by and between Annuity and Life Reassurance, Ltd. and XL Life Ltd (Exhibit 2.12 to the Company’s Form 8-K filed on January 16, 2003).
*2.13	Reinsurance Termination Agreement, dated as of December 31, 2002, by and between Annuity and Life Reassurance, Ltd. and Viva Reassurance, Ltd. (Exhibit 2.13 to the Company’s Form 8-K filed on January 16, 2003).
*2.14	Termination Agreement, dated as of February 14, 2003, by and between Annuity and Life Reassurance, Ltd. and The Ohio National Life Insurance Company (Exhibit 2.1 to the Company’s Form 8-K filed on March 3, 2003).
*3.1	Memorandum of Association, as amended, of the Company (Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-43301, declared effective on April 8, 1998 (the “Registration Statement”)).
*3.2	Bye-Laws, as amended, of the Company (Exhibit 3.1 to the Company’s Form 10-Q filed on May 15, 2002).
*4.1	Form of Amended and Restated Class A Warrant (Exhibit 4.2 to the Registration Statement).
*4.2	Form of Class B Warrant (Exhibit 4.3 to the Registration Statement).
*†10.1	Employment Agreement, dated as of December 5, 1997, among Lawrence S. Doyle, the Company and Annuity and Life Reassurance, Ltd. (the “Operating Company”) (Exhibit 10.1 to the Registration Statement).
*†10.2	Amendment No. 1, dated as of February 27, 1998, to Employment Agreement, dated as of December 5, 1997, among Lawrence S. Doyle, the Company and the Operating Company (Exhibit 10.8 to the Registration Statement).
*†10.3	Employment Agreement, dated as of September 17, 2001, among John F. Burke, the Company and the Operating Company (Exhibit 10.2 to the Company’s Form 10-Q filed on November 14, 2001).
*†10.4	Employment Agreement, dated as of January 8, 1998, among Robert J. Reale, the Company and the Operating Company (Exhibit 10.6 to the Registration Statement).
*†10.5	Amendment No. 1, dated as of February 1, 1998, to Employment Agreement, dated as of January 8, 1998, among Robert J. Reale, the Company and the Operating Company (Exhibit 10.9 to the Registration Statement).
*†10.6	Employment Agreement, dated as of October 24, 2000, among Patricia E. McWeeney, the Company and the Operating Company (Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2001).
*†10.7	Employment Agreement, dated as of January 2, 2002, among the Company, the Operating Company and William H. Mawdsley, III (Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2002).
*†10.8	Employment Agreement, dated as of July 1, 1999, among Bryan Featherstone, Annuity and Life Re America, Inc. and the Company (Exhibit 10.18 to the Company’s Form 10-K filed on March 29, 2000).
*†10.9	Letter Agreement, dated September 9, 2002, by and between the Company and Frederick S. Hammer (Exhibit 10.1 to the Company’s Form 10-Q filed on November 27, 2002).
*†10.10	Letter Agreement, dated September 9, 2002, by and between the Company and Robert M. Lichten (Exhibit 10.2 to the Company’s Form 10-Q filed on November 27, 2002).
*†10.11	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and John F. Burke. (Exhibit 10.11 to the Company’s Form 10-K filed on April 16, 2003).
*†10.12	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Robert Reale. (Exhibit 10.12 to the Company’s Form 10-K filed on April 16, 2003).
*†10.13	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Gary Scofield. (Exhibit 10.13 to the Company’s Form 10-K filed on April 16, 2003).

*†10.14	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Robert Mills. (Exhibit 10.14 to the Company’s Form 10-K filed on April 16, 2003).
*†10.15	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Rodney Cordle. (Exhibit 10.15 to the Company’s Form 10-K filed on April 16, 2003).
*†10.16	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Richard Tucker. (Exhibit 10.16 to the Company’s Form 10-K filed on April 16, 2003).
*†10.17	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Bryan Featherstone. (Exhibit 10.17 to the Company’s Form 10-K filed on April 16, 2003).
*†10.18	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and William Mawdsley. (Exhibit 10.18 to the Company’s Form 10-K filed on April 16, 2003).
*†10.19	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Patricia McWeeney. (Exhibit 10.19 to the Company’s Form 10-K filed on April 16, 2003).
*†10.20	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and John Lockwood. (Exhibit 10.20 to the Company’s Form 10-K filed on April 16, 2003).
*†10.21	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Brian G. Holland. (Exhibit 10.21 to the Company’s Form 10-K filed on April 16, 2003).
*†10.22	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Michael H. Choate. (Exhibit 10.22 to the Company’s Form 10-K filed on April 16, 2003).
*†10.23	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and David A. Van Der Beek. (Exhibit 10.23 to the Company’s Form 10-K filed on April 16, 2003).
*†10.24	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Ava Zils. (Exhibit 10.24 to the Company’s Form 10-K filed on April 16, 2003).
*†10.25	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Paul Widhalm. (Exhibit 10.25 to the Company’s Form 10-K filed on April 16, 2003).
*†10.26	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Carolynne Furhtz. (Exhibit 10.26 to the Company’s Form 10-K filed on April 16, 2003).
*†10.27	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Cindy Madeiros. (Exhibit 10.27 to the Company’s Form 10-K filed on April 16, 2003).
*†10.28	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Ronnie Lewis. (Exhibit 10.28 to the Company’s Form 10-K filed on April 16, 2003).
*†10.29	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Florence Durousseau. (Exhibit 10.29 to the Company’s Form 10-K filed on April 16, 2003).
*†10.30	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Todd Callaway. (Exhibit 10.30 to the Company’s Form 10-K filed on April 16, 2003).
*†10.31	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Linda Sabotka. (Exhibit 10.31 to the Company’s Form 10-K filed on April 16, 2003).

*†10.32	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Michelle Gambardella. (Exhibit 10.32 to the Company’s Form 10-K filed on April 16, 2003).
*†10.33	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Mary Noake. (Exhibit 10.33 to the Company’s Form 10-K filed on April 16, 2003).
*†10.34	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Sylvia Oliveira. (Exhibit 10.34 to the Company’s Form 10-K filed on April 16, 2003).
*†10.35	Initial Stock Option Plan, as amended and restated effective April 29, 1999 (Exhibit 4 to the Company’s Form 10-Q filed on May 10, 1999).
*†10.36	Annuity and Life Re (Holdings), Ltd. Restricted Stock Plan (Exhibit 10.2 to the Company’s Form 10-Q filed on May 15, 2002).
*†10.37	Annuity and Life Re (Holdings), Ltd. Directors Deferred Compensation Plan (Exhibit 10.3 to the Company’s Form 10-Q filed on May 15, 2002).
*10.38	Form of Securities Purchase Agreement entered into between The Prudential Insurance Company of America and the Company, EXEL Limited and the Company, Risk Capital Reinsurance Company and the Company, Insurance Partners, L.P. and the Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.12 to the Registration Statement).
*10.39	Form of Registration Rights Agreement entered into between The Prudential Insurance Company of America and the Company, EXEL Limited and the Company, Risk Capital Reinsurance Company and the Company, Insurance Partners, L.P. and the Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.13 to the Registration Statement).
*10.40	Registration Rights Agreement, dated as of January 9, 1998, between the Company and the holders of the Class A Warrants (Exhibit 10.5 to the Registration Statement).
*10.41	Letter Agreement, dated as of May 1, 2000, among Risk Capital Reinsurance Company, the Company and XL Capital Ltd (Exhibit 10.13 to the Company’s Form 10-K filed on March 15, 2001).
*10.42	Letter Agreement, dated as of March 19, 1998, among Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P. and the Company, which has been assigned to Overseas Partners, Ltd. (Exhibit 10.18 to the Registration Statement).
*10.43	Letter of Intent with XL Life Ltd, dated February 28, 2002, providing catastrophe excess of loss cover (Exhibit 10.4 to the Company’s Form 10-Q filed on May 15, 2002).
*10.44	Letter of Intent with XL Life Ltd, dated as of February 28, 2002, providing $10,000,000 of excess of loss protection for Transamerica Occidental Life LMIG exposure (Exhibit 10.20 to the Company’s Form 10-K filed on March 28, 2002).
**10.45	Retrocession Agreement, dated as of March 27, 2001, between the Company and XL Re Ltd. (Exhibit 10.45 to the Company’s Form 10-K filed on April 16, 2003).
**10.46	Retrocession Agreement, dated as of December 13, 2000, between the Company and XL Mid Ocean Reinsurance Ltd. (Exhibit 10.46 to the Company’s Form 10-K filed on April 16, 2003).
*10.47	Letter of Intent with XL Mid Ocean Reinsurance Ltd, dated as of April 13, 2000. (Exhibit 10.47 to the Company’s Form 10-K filed on April 16, 2003).
*10.48	Agreement, dated as of December 23, 1997, between Inter-Atlantic Securities Corp. and the Company (Exhibit 10.4 to the Registration Statement).
*10.49	Letter Agreement, dated as of December 23, 1997, between Prudential Securities Incorporated and the Company and related indemnification agreement (Exhibit 10.17 to the Registration Statement).

*21.1	Subsidiaries of the Company (Exhibit 21.1 to the Company’s Form 10-K filed on March 15, 2001).
*23.1	Consent of KPMG (Independent Accountants). (Exhibit 23.1 to the Company’s Form 10-K filed on April 16, 2003).
99.1	Section 1350 Certification of the Company’s Chief Executive Officer and Chief Financial Officer.

*	Previously filed with the Commission and incorporated herein by reference.

**	Previously filed with the Commission and incorporated herein by reference. Material in this document was omitted pursuant to a confidential treatment request. The omitted material has been filed separately with the Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)	Reports on Form 8-K — Current Report dated November 19, 2002 was filed with the Securities and Exchange Commission on November 19, 2002, reporting “Other Events and Required FD Disclosure” under Item 5.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

Date: July 1, 2003	By: /s/ JOHN F. BURKE Name: John F. Burke Title: Chief Executive Officer and Chief Financial Officer

CERTIFICATION

I, John F. Burke, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Annuity and Life Re (Holdings), Ltd.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: July 1, 2003

/s/ JOHN F. BURKE

John F. Burke,
Chief Executive Officer and
Chief Financial Officer

Exhibit Index

*2.1	Master Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., Viva Reassurance, Ltd. and XL Life Ltd (Exhibit 2.1 to the Company’s Form 8-K filed on January 16, 2003).
*2.2	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Continental Assurance Company (Exhibit 2.2 to the Company’s Form 8-K filed on January 16, 2003).
*2.3	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Valley Forge Life Insurance Company (Exhibit 2.3 to the Company’s Form 8-K filed on January 16, 2003).
*2.4	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Zurich Life Insurance Company of America (Exhibit 2.4 to the Company’s Form 8-K filed on January 16, 2003).
*2.5	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Fidelity Life Association (Exhibit 2.5 to the Company’s Form 8-K filed on January 16, 2003).
*2.6	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Federal Kemper Life Assurance Company (Exhibit 2.6 to the Company’s Form 8-K filed on January 16, 2003).
*2.7	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Protective Life Insurance Company (Exhibit 2.7 to the Company’s Form 8-K filed on January 16, 2003).
*2.8	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Phoenix Life and Annuity Company (Exhibit 2.8 to the Company’s Form 8-K filed on January 16, 2003).
*2.9	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Phoenix Life Insurance Company (Exhibit 2.9 to the Company’s Form 8-K filed on January 16, 2003).
*2.10	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and Empire General Life Assurance Corporation (Exhibit 2.10 to the Company’s Form 8-K filed on January 16, 2003).
*2.11	Novation Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance, Ltd., XL Life Ltd and PHL Variable Insurance Company (Exhibit 2.11 to the Company’s Form 8-K filed on January 16, 2003).
*2.12	Retrocessional Reinsurance Agreement, dated as of December 31, 2002, by and between Annuity and Life Reassurance, Ltd. and XL Life Ltd (Exhibit 2.12 to the Company’s Form 8-K filed on January 16, 2003).
*2.13	Reinsurance Termination Agreement, dated as of December 31, 2002, by and between Annuity and Life Reassurance, Ltd. and Viva Reassurance, Ltd. (Exhibit 2.13 to the Company’s Form 8-K filed on January 16, 2003).
*2.14	Termination Agreement, dated as of February 14, 2003, by and between Annuity and Life Reassurance, Ltd. and The Ohio National Life Insurance Company (Exhibit 2.1 to the Company’s Form 8-K filed on March 3, 2003).
*3.1	Memorandum of Association, as amended, of the Company (Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-43301, declared effective on April 8, 1998 (the “Registration Statement”)).
*3.2	Bye-Laws, as amended, of the Company (Exhibit 3.1 to the Company’s Form 10-Q filed on May 15, 2002).
*4.1	Form of Amended and Restated Class A Warrant (Exhibit 4.2 to the Registration Statement).
*4.2	Form of Class B Warrant (Exhibit 4.3 to the Registration Statement).

*+10.1	Employment Agreement, dated as of December 5, 1997, among Lawrence S. Doyle, the Company and Annuity and Life Reassurance, Ltd. (the “Operating Company”) (Exhibit 10.1 to the Registration Statement).
*+10.2	Amendment No. 1, dated as of February 27, 1998, to Employment Agreement, dated as of December 5, 1997, among Lawrence S. Doyle, the Company and the Operating Company (Exhibit 10.8 to the Registration Statement).
*+10.3	Employment Agreement, dated as of September 17, 2001, among John F. Burke, the Company and the Operating Company (Exhibit 10.2 to the Company’s Form 10-Q filed on November 14, 2001).
*+10.4	Employment Agreement, dated as of January 8, 1998, among Robert J. Reale, the Company and the Operating Company (Exhibit 10.6 to the Registration Statement).
*+10.5	Amendment No. 1, dated as of February 1, 1998, to Employment Agreement, dated as of January 8, 1998, among Robert J. Reale, the Company and the Operating Company (Exhibit 10.9 to the Registration Statement).
*+10.6	Employment Agreement, dated as of October 24, 2000, among Patricia E. McWeeney, the Company and the Operating Company (Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2001).
*+10.7	Employment Agreement, dated as of January 2, 2002, among the Company, the Operating Company and William H. Mawdsley, III (Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2002).
*+10.8	Employment Agreement, dated as of July 1, 1999, among Bryan Featherstone, Annuity and Life Re America, Inc. and the Company (Exhibit 10.18 to the Company’s Form 10-K filed on March 29, 2000).
*+10.9	Letter Agreement, dated September 9, 2002, by and between the Company and Frederick S. Hammer (Exhibit 10.1 to the Company’s Form 10-Q filed on November 27, 2002).
*+10.10	Letter Agreement, dated September 9, 2002, by and between the Company and Robert M. Lichten (Exhibit 10.2 to the Company’s Form 10-Q filed on November 27, 2002).
*+10.11	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and John F. Burke. (Exhibit 10.11 to the Company’s Form 10-K filed on April 16, 2003).
*+10.12	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Robert Reale. (Exhibit 10.12 to the Company’s Form 10-K filed on April 16, 2003).
*+10.13	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Gary Scofield. (Exhibit 10.13 to the Company’s Form 10-K filed on April 16, 2003).
*+10.14	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Robert Mills. (Exhibit 10.14 to the Company’s Form 10-K filed on April 16, 2003).
*+10.15	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Rodney Cordle. (Exhibit 10.15 to the Company’s Form 10-K filed on April 16, 2003).
*+10.16	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Richard Tucker. (Exhibit 10.16 to the Company’s Form 10-K filed on April 16, 2003).
*+10.17	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Bryan Featherstone. (Exhibit 10.17 to the Company’s Form 10-K filed on April 16, 2003).
*+10.18	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and William Mawdsley. (Exhibit 10.18 to the Company’s Form 10-K filed on April 16, 2003).

*+10.19	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Patricia McWeeney. (Exhibit 10.19 to the Company’s Form 10-K filed on April 16, 2003).
*+10.20	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and John Lockwood. (Exhibit 10.20 to the Company’s Form 10-K filed on April 16, 2003).
*+10.21	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Brian G. Holland. (Exhibit 10.21 to the Company’s Form 10-K filed on April 16, 2003).
*+10.22	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Michael H. Choate. (Exhibit 10.22 to the Company’s Form 10-K filed on April 16, 2003).
*+10.23	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and David A. Van Der Beek. (Exhibit 10.23 to the Company’s Form 10-K filed on April 16, 2003).
*+10.24	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Ava Zils. (Exhibit 10.24 to the Company’s Form 10-K filed on April 16, 2003).
*+10.25	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Paul Widhalm. (Exhibit 10.25 to the Company’s Form 10-K filed on April 16, 2003).
*+10.26	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Carolynne Furhtz. (Exhibit 10.26 to the Company’s Form 10-K filed on April 16, 2003).
*+10.27	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Cindy Madeiros. (Exhibit 10.27 to the Company’s Form 10-K filed on April 16, 2003).
*+10.28	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Ronnie Lewis. (Exhibit 10.28 to the Company’s Form 10-K filed on April 16, 2003).
*+10.29	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Florence Durousseau. (Exhibit 10.29 to the Company’s Form 10-K filed on April 16, 2003).
*+10.30	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Todd Callaway. (Exhibit 10.30 to the Company’s Form 10-K filed on April 16, 2003).
*+10.31	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Linda Sabotka. (Exhibit 10.31 to the Company’s Form 10-K filed on April 16, 2003).
*+10.32	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Michelle Gambardella. (Exhibit 10.32 to the Company’s Form 10-K filed on April 16, 2003).
*+10.33	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Mary Noake. (Exhibit 10.33 to the Company’s Form 10-K filed on April 16, 2003).
*+10.34	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Sylvia Oliveira. (Exhibit 10.34 to the Company’s Form 10-K filed on April 16, 2003).
*+10.35	Initial Stock Option Plan, as amended and restated effective April 29, 1999 (Exhibit 4 to the Company’s Form 10-Q filed on May 10, 1999).
*+10.36	Annuity and Life Re (Holdings), Ltd. Restricted Stock Plan (Exhibit 10.2 to the Company’s Form 10-Q filed on May 15, 2002).

*+10.37	Annuity and Life Re (Holdings), Ltd. Directors Deferred Compensation Plan (Exhibit 10.3 to the Company’s Form 10-Q filed on May 15, 2002).
*10.38	Form of Securities Purchase Agreement entered into between The Prudential Insurance Company of America and the Company, EXEL Limited and the Company, Risk Capital Reinsurance Company and the Company, Insurance Partners, L.P. and the Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.12 to the Registration Statement).
*10.39	Form of Registration Rights Agreement entered into between The Prudential Insurance Company of America and the Company, EXEL Limited and the Company, Risk Capital Reinsurance Company and the Company, Insurance Partners, L.P. and the Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.13 to the Registration Statement).
*10.40	Registration Rights Agreement, dated as of January 9, 1998, between the Company and the holders of the Class A Warrants (Exhibit 10.5 to the Registration Statement).
*10.41	Letter Agreement, dated as of May 1, 2000, among Risk Capital Reinsurance Company, the Company and XL Capital Ltd (Exhibit 10.13 to the Company’s Form 10-K filed on March 15, 2001).
*10.42	Letter Agreement, dated as of March 19, 1998, among Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P. and the Company, which has been assigned to Overseas Partners, Ltd. (Exhibit 10.18 to the Registration Statement).
*10.43	Letter of Intent with XL Life Ltd, dated February 28, 2002, providing catastrophe excess of loss cover (Exhibit 10.4 to the Company’s Form 10-Q filed on May 15, 2002).
*10.44	Letter of Intent with XL Life Ltd, dated as of February 28, 2002, providing $10,000,000 of excess of loss protection for Transamerica Occidental Life LMIG exposure (Exhibit 10.20 to the Company’s Form 10-K filed on March 28, 2002).
**10.45	Retrocession Agreement, dated as of March 27, 2001, between the Company and XL Re Ltd. (Exhibit 10.45 to the Company’s Form 10-K filed on April 16, 2003).
**10.46	Retrocession Agreement, dated as of December 13, 2000, between the Company and XL Mid Ocean Reinsurance Ltd. (Exhibit 10.46 to the Company’s Form 10-K filed on April 16, 2003).
*10.47	Letter of Intent with XL Mid Ocean Reinsurance Ltd, dated as of April 13, 2000. (Exhibit 10.47 to the Company’s Form 10-K filed on April 16, 2003).
*10.48	Agreement, dated as of December 23, 1997, between Inter-Atlantic Securities Corp. and the Company (Exhibit 10.4 to the Registration Statement).
*10.49	Letter Agreement, dated as of December 23, 1997, between Prudential Securities Incorporated and the Company and related indemnification agreement (Exhibit 10.17 to the Registration Statement).
*21.1	Subsidiaries of the Company (Exhibit 21.1 to the Company’s Form 10-K filed on March 15, 2001).
*23.1	Consent of KPMG (Independent Accountants). (Exhibit 23.1 to the Company’s Form 10-K filed on April 16, 2003).
99.1	Section 1350 Certification of the Company’s Chief Executive Officer and Chief Financial Officer.

*	Previously filed with the Commission and incorporated herein by reference.

**	Previously filed with the Commission and incorporated herein by reference. Material in this document was omitted pursuant to a confidential treatment request. The omitted material has been filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.