Form 10-Q
period 2003-06-30
ANNUITY & LIFE RE HOLDINGS LTD
filed 2003-08-14
CIK 1051628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

      The number of the registrant’s Common Shares (par value $1.00 per share) outstanding as of July 5, 2003 was 26,579,228.

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)

	(U.S. dollars)
Assets
Cash and cash equivalents	$139,793,317	$152,930,908
Fixed maturity investments at fair value (amortized cost of $82,117,597 and $146,487,903 at June 30, 2003 and December 31, 2002)	85,064,792	153,415,429
Funds withheld at interest	845,456,798	1,427,093,380
Accrued investment income	1,080,806	2,141,338
Receivable for reinsurance ceded	90,396,049	93,669,173
Other reinsurance receivables	6,947,154	25,025,453
Deferred policy acquisition costs	108,570,393	187,913,648
Other assets	1,429,685	2,508,858

Total Assets	$1,278,738,994	$2,044,698,187

Liabilities
Reserves for future policy benefits	$235,720,387	$269,619,809
Interest sensitive contracts liability	815,685,167	1,443,143,080
Other reinsurance liabilities	71,046,391	51,139,164
Accounts payable and accrued expenses	9,565,313	12,459,423

Total Liabilities	$1,132,017,258	$1,776,361,476

Stockholders’ Equity
Preferred shares (par value $1.00; 50,000,000 shares authorized; no shares outstanding)	$—	$—
Common shares (par value $1.00; 100,000,000 shares authorized; 26,579,228 and 26,106,328 shares outstanding at June 30, 2003 and December 31, 2002)	26,579,228	26,106,328
Additional paid-in capital	334,887,270	335,334,932
Notes receivable from stock sales	—	(1,626,493)
Unamortized stock grant compensation	(2,318,844)	(2,514,693)
Stock warrants	1,250,000	—
Accumulated other comprehensive income	2,641,227	6,162,525
(Deficit)	(216,317,145)	(95,125,888)

Total Stockholders’ Equity	$146,721,736	$268,336,711

Total Liabilities and Stockholders’ Equity	$1,278,738,994	$2,044,698,187

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited and in U.S. dollars)
Revenues
Net premiums	$58,563,721	$92,065,743	$119,929,634	$170,072,634
Investment income, net of related expenses	5,734,738	26,366,669	13,893,427	50,956,459
Net realized investment gains	4,896,176	1,837,672	6,560,044	1,515,964
Net change in fair value of embedded derivatives	(1,717,537)	(6,566,805)	12,037,322	(4,976,707)
Surrender fees and other revenues	3,002,778	6,161,207	4,393,025	10,057,332

Total Revenues	$70,479,876	$119,864,486	$156,813,452	$227,625,682

Benefits and Expenses
Claim and policy benefits	$84,425,206	$74,443,139	$159,514,646	$133,258,745
Interest credited to interest sensitive products	4,217,542	20,948,167	9,089,301	38,870,513
Policy acquisition costs and other insurance expenses	44,631,210	40,571,869	97,132,274	56,207,987
Collateral costs	—	1,053,037	—	2,348,741
Operating expenses	5,922,358	3,142,272	12,268,488	6,800,064

Total Benefits and Expenses	$139,196,316	$140,158,484	$278,004,709	$237,486,050

Net (Loss)	$(68,716,440)	$(20,293,998)	$(121,191,257)	$(9,860,368)

Net (loss) per common share
Basic	$(2.66)	$(0.79)	$(4.69)	$(0.38)
Diluted	$(2.66)	$(0.79)	$(4.69)	$(0.38)

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited and in U.S. dollars)
Net (loss) for the period	$(68,716,440)	$(20,293,998)	$(121,191,257)	$(9,860,368)
Other comprehensive (loss) income:
Unrealized holding gains on securities arising during the period	2,130,876	8,688,887	3,038,746	2,853,180
Less reclassification adjustment for realized gains in net (loss)	4,896,176	1,837,672	6,560,044	1,515,964

Other comprehensive (loss) income	$(2,765,300)	$6,851,215	$(3,521,298)	$1,337,216

Total Comprehensive (Loss)	$(71,481,740)	$(13,442,783)	$(124,712,555)	$(8,523,152)

      See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,

	2003	2002

	(Unaudited and in U.S. dollars)
Cash flows from operating activities
Net (loss)	$(121,191,257)	$(9,860,368)
Adjustments to reconcile net (loss) to cash (used) provided by operating activities:
Net realized investment (gains)	(6,560,044)	(1,515,964)
Net change in fair value of embedded derivatives	(12,037,322)	4,976,707
Amortization of stock grant compensation	225,016	360,896
Stock warrants expense	1,250,000	—
Changes in:
Accrued investment income	1,060,532	(602,536)
Deferred policy acquisition costs	79,343,255	(2,232,078)
Other reinsurance receivables	21,351,424	11,296,348
Other assets	1,079,173	(1,770,523)
Reserves for future policy benefits	(33,899,422)	32,829,600
Interest sensitive contracts, net of funds withheld	(33,784,009)	(15,565,503)
Other reinsurance liabilities	19,907,227	282,534
Accounts payable	(2,894,110)	196,432

Net cash (used) provided by operating activities	$(86,149,537)	$18,395,545

Cash flows from investing activities
Proceeds from sales of fixed maturity investments	$322,639,650	$287,775,849
Purchase of fixed maturity investments	(251,254,197)	(356,676,834)

Net cash provided (used) by investing activities	$71,385,453	$(68,900,985)

Cash flows from financing activities
Interest accrued on notes receivable	$(43,998)	$(48,334)
Interest collected on notes receivable	420,491	38,620
Repayments (issuances) of notes receivable	1,250,000	(250,000)
Dividends paid to stockholders	—	(2,576,588)
Increase in deposit liability	—	10,000,000

Net cash provided by financing activities	$1,626,493	$7,163,698

Decrease in cash and cash equivalents	$(13,137,591)	$(43,341,742)
Cash and cash equivalents, beginning of period	152,930,908	104,793,019

Cash and cash equivalents, end of period	$139,793,317	$61,451,277

      See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Six Months Ended
	June 30,

	2003	2002

	(Unaudited and in U.S. dollars)
Preferred shares par value $1.00
Balance at beginning and end of period	$—	$—

Common shares par value $1.00
Balance at beginning of period	$26,106,328	$25,705,328
Issuance of shares	575,000	133,500
(Cancellation) of shares	(102,100)	—

Balance at end of period	$26,579,228	$25,838,828

Additional paid-in capital
Balance at beginning of period	$335,334,932	$332,447,062
Issuance of shares	325,000	2,031,870
(Cancellation) of shares	(772,662)	—

Balance at end of period	$334,887,270	$334,478,932

Notes receivable from stock sales
Balance at beginning of period	$(1,626,493)	$(1,317,259)
Repayments (issuances)	1,250,000	(250,000)
Interest collected on notes receivable	420,491	38,620
Accrued interest during period	(43,998)	(48,334)

Balance at end of period	$—	$(1,576,973)

Unamortized stock grant compensation
Balance at beginning of period	$(2,514,693)	$—
(Issuance) of stock grants	(900,000)	(2,165,370)
Cancellation of stock grants	870,832	—
Amortization of stock grants	225,017	360,896

Balance at end of period	$(2,318,844)	$(1,804,474)

Stock warrants outstanding
Balance at beginning of period	$—	$—
Issuance of warrants	1,250,000	—

Balance at end of period	$1,250,000	$—

Accumulated other comprehensive income
Balance at beginning of period	$6,162,525	$6,418,469
Net unrealized (losses) gains on securities	(3,521,298)	1,337,216

Balance at end of period	$2,641,227	$7,755,685

(Deficit) Retained earnings
Balance at beginning of period	$(95,125,888)	$38,935,242
Net (loss)	(121,191,257)	(9,860,368)
Stockholder dividends	—	(2,576,588)

Balance at end of period	$(216,317,145)	$26,498,286

Total Stockholders’ Equity	$146,721,736	$391,190,284

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

      The accompanying unaudited consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company incurred a significant operating loss in 2002 and the first six months of 2003. Further, the financial strength ratings of the Company’s operating subsidiaries were downgraded in 2002 and 2003 by A.M. Best, Standard & Poor’s, and Fitch Ratings to C+, BB-, and C, respectively. The A.M. Best and Standard & Poor’s ratings were subsequently withdrawn at the Company’s request.

      In addition, the Company is required to post collateral for the statutory reserves ceded to it by U.S. based insurers and reinsurers. The Company did not have sufficient available cash and investments at June 30, 2003 to satisfy the collateral requirements asserted by its cedents under certain of its reinsurance treaties. Two of the Company’s cedents have asserted that the Company must satisfy additional collateral requirements of approximately $78 million in excess of amounts the Company currently has posted. The Company has not agreed with the assertion by one of these cedents that the Company must post approximately $59 million of additional collateral. As a result of the Company’s inability to satisfy its obligations, certain parties have claimed that the Company is in breach of its agreements. As a consequence, such parties have sought and others may seek remedies for such claimed breaches by the Company, and the Company may be required to enter into arbitration or litigation proceedings with those parties. If the Company does not prevail in any such arbitration or litigation proceeding, it would have a material adverse effect on the Company’s financial condition and the Company may be required to liquidate its operations.

      As of June 30, 2003, the Company had $29,810,000 of outstanding unsecured letters of credit issued on its behalf by Citibank. In October 2002, Citibank agreed to extend the Company’s unsecured letter of credit facility into 2003 in exchange for the Company’s agreement to secure or eliminate the letter of credit facility by June 30, 2003. The Company was unable to secure or eliminate the letter of credit facility by that date. Although the Company is seeking to reduce the amount of outstanding letters of credit issued on its behalf by Citibank, primarily through recaptures and terminations of reinsurance agreements, the Company expects that there will be letters of credit outstanding that will expire on December 31, 2003. At that time, Citibank may not renew the letters of credit. If Citibank does not renew the letters of credit, the Company’s cedents will be

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entitled to draw on the letters of credit and the Company would be obligated to repay Citibank for any amounts drawn.

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

      On November 20, 2002, the State of Connecticut Insurance Department and the Company’s United States domiciled operating subsidiary entered into a letter agreement acknowledging that the Connecticut Insurance Department is monitoring the financial condition of the Company’s United States domiciled operating subsidiary. The letter agreement requires that certain financial transactions entered into by the subsidiary, including the disposal of assets, payment of dividends and settlement of inter-company balances with the Company’s Bermuda operating subsidiary, be pre-approved by the insurance department. In addition, the Connecticut Insurance Department has requested weekly updates from senior management of the U.S. operating subsidiary on the status of the Company and any changes in the status of the U.S. operating subsidiary. The letter agreement continues to be effective until March 1, 2004.

      The Company continues to consider its strategic alternatives, including the possibility of raising new capital, but has not been able to successfully raise new capital to date. The Company has ceased to write new reinsurance agreements and has notified its existing clients that it will not be accepting any new business under existing treaties on their current terms. The Company does not anticipate writing new reinsurance agreements in the foreseeable future. These aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

      The Company’s plans involve attempting to meet or reduce its collateral requirements by continuing to negotiate the recapture, retrocession, novation or sale of certain of its reinsurance agreements. During the first six months of 2003, these types of transactions resulted in significant losses for the Company. The Company expects to incur additional charges in connection with similar transactions in the third quarter of 2003; however, the magnitude of charges associated with these types of transactions should be significantly less than previous quarters. In January 2003, the Company instituted substantial premium rate increases on all of its non-guaranteed premium yearly renewable term contracts. All of the Company’s cedents subject to the rate increase, except The Metropolitan Life Insurance Companies (“MetLife”) and one other cedent who has accepted the rate increase, have elected to recapture their reinsurance agreements. MetLife has made the rate increase a subject of arbitration with the Company, and has indicated that its election to recapture is dependent upon the arbitration panel’s conclusion about the validity of the rate increase.

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

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     (Loss) Per Share

      The following table sets forth the computation of basic and diluted (loss) per share for the three month and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net (loss) available to common shareholders	$(68,716,440)	$(20,293,998)	$(121,191,257)	$(9,860,368)

Basic:
Weighted average number of common shares outstanding	25,841,057	25,722,016	25,816,982	25,716,453
Net (loss) per share	$(2.66)	$(0.79)	$(4.69)	$(0.38)

Diluted:
Weighted average number of common shares outstanding	25,841,057	25,722,016	25,816,982	25,716,453
Net (loss) per share	$(2.66)	$(0.79)	$(4.69)	$(0.38)

4.	Business Segments

      The Company separately tracks financial results of the Company’s life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in all products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk, including those products that provide minimum guarantees on variable annuity products. In addition, certain of the Company’s modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities. The change in the fair value of these embedded derivatives is included in the annuity segment. Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in the Company’s portfolio and investment income on undeployed invested assets. Operating expenses are allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to the segment, except for capital raising costs, which are charged directly to the corporate segment. Capital raising costs incurred in 2002 have been reallocated to the corporate segment to maintain comparability with the presentation for 2003. The Company believes that investors will better understand the Company’s profitability, risk profile, and capital deployment through this segment reporting method. There are no intersegment transactions. The following table displays several key measurements for each of the Company’s business segments:

	Life	Annuity
Three Months Ended June 30, 2003	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$57,507,429	$7,766,799	$5,205,648	$70,479,876
Benefits and Expenses	96,845,758	40,830,738	1,519,821	139,196,316

Segment (Loss) Income	$(39,338,329)	$(33,063,939)	$3,685,827	$(68,716,440)

Total Assets	$396,766,778	$849,885,167	$32,087,049	$1,278,738,994

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Life	Annuity
Three Months Ended June 30, 2002	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$94,465,177	$21,395,350	$4,003,959	$119,864,486
Benefits and Expenses	88,013,741	51,185,729	959,014	140,158,484

Segment Income (Loss)	$6,451,436	$(29,790,379)	$3,044,945	$(20,293,998)

Total Assets	$605,018,193	$1,553,294,479	$137,994,918	$2,296,307,590

	Life	Annuity
Six Months Ended June 30, 2003	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$117,677,416	$31,869,930	$7,266,106	$156,813,452
Benefits and Expenses	202,161,913	72,804,345	3,038,452	278,004,709

Segment (Loss) Income	$(84,484,497)	$(40,934,415)	$4,227,655	$(121,191,257)

Total Assets	$396,766,778	$849,885,167	$32,087,049	$1,278,738,994

	Life	Annuity
Six Months Ended June 30, 2002	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$173,611,221	$48,311,104	$5,703,357	$227,625,682
Benefits and Expenses	159,970,569	75,183,152	2,332,329	237,486,050

Segment Income (Loss)	$13,640,652	$(26,872,048)	$3,371,028	$(9,860,368)

Total Assets	$605,018,193	$1,553,294,479	$137,994,918	$2,296,307,590

5.	Accounting Standards

      In December 2002, the FASB issued Statement Number 148 — Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement Number 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. On January 1, 2003, the Company voluntarily adopted the fair value based method of accounting for stock-based employee compensation under the prospective method described in FASB Statement Number 148. Under this method, the Company applies fair value accounting to all grants of employee stock options subsequent to December 31, 2002. Previously, the Company had applied the intrinsic value method when accounting for its stock-based compensation and continues to apply the intrinsic value method to stock-based compensation issued prior to January 1, 2003. FASB Statement Number 148 also amends the disclosure requirements of FASB Statement Number 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The following table provides the required disclosure for grants made prior to the Company’s adoption of the prospective method described in FASB Statement Number 148.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net (loss) — as reported	$(68,716,440)	$(20,293,998)	$(121,191,257)	$(9,860,368)
Pro forma effect on net (loss) of applying fair value accounting to pre January 1, 2003 option grants	(547,800)	(862,121)	(1,095,601)	(1,724,242)

Net (loss) — pro forma	$(69,269,240)	$(21,156,119)	$(120,159,065)	$(11,584,610)

(Loss) per share as reported:
Basic	$(2.66)	$(0.79)	$(4.69)	$(0.38)
Diluted	$(2.66)	$(0.79)	$(4.69)	$(0.38)
Pro forma effect on net (loss) per share of applying fair value accounting to pre January 1, 2003 option grants:
Basic	$(0.02)	$(0.03)	$(0.05)	$(0.07)
Diluted	$(0.02)	$(0.03)	$(0.05)	$(0.07)
Pro forma (loss) per share:
Basic	$(2.68)	$(0.82)	$(4.74)	$(0.45)
Diluted	$(2.68)	$(0.82)	$(4.74)	$(0.45)

6.	Related Party Transactions

XL Life Ltd

      On December 31, 2002, the Company entered into a transaction with XL Life Ltd (“XL Life”), a subsidiary of XL Capital, pursuant to which the Company transferred certain blocks of life reinsurance business to XL Life. Under the agreement with XL Life, the Company novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance contract with the Company with respect to four of those blocks of business. As a result of the transaction, the Company incurred a loss of approximately $26.5 million, primarily as a result of a write down of deferred acquisition costs of $38.7 million (which was partially offset by a net ceding commission to the Company of $18.0 million), a write down of prepaid expenses of $2.4 million and transaction costs of approximately $3.2 million. The agreement also provides that XL Life will receive an additional payment of $5 million if, during the 18 months following the agreement, the Company receives new capital funding of at least $35 million and the Company’s stock trades at a price at or above $5.00 per share for a period of 20 out of any 30 consecutive trading days. The Company is in discussions with XL Life regarding certain post closing adjustments called for by the master novation agreement entered into in connection with the transaction. If the Company cannot reach a satisfactory resolution with XL Life regarding these adjustments, it may be required to enter into arbitration proceedings with XL Life under the agreement. If the Company is unable to prevail in such arbitration proceedings, it may be required to make substantial cash adjustment payments to XL Life under the agreement.

      On August 5, 2003, XL Life served the Company with notice of its intention to recapture the 50% quota share reinsurance contract with the Company. As a result, the Company will not be able to recover the deferred acquisition costs carried for this contract from future expected income, and has written down approximately $21 million of such deferred acquisition costs in the three months ended June 30, 2003.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      XL Life has also indicated its desire to terminate other agreements with the Company, including the $10 million excess of loss reinsurance policy purchased by the Company in the first quarter of 2002 and two annuity reinsurance contracts between the Company and XL Life or its affiliates. The excess of loss reinsurance policy was purchased to protect against lifetime minimum interest guarantee (“LMIG”) payments under the Company’s annuity reinsurance contract with Transamerica Occidental Life Insurance Company (“Transamerica”), and full recovery under the policy has been anticipated in establishing the Company’s deferred acquisition cost asset. The two annuity reinsurance contracts represent approximately $96 million (including a cumulative loss from embedded derivatives of approximately $2.8 million) of the Company’s Funds withheld at interest and approximately $95 million of the Company’s Interest sensitive contract and other liabilities. The Company is in discussions with XL Life regarding these other relationships. The outcome of these discussions cannot be determined at this time.

Transactions with management

      During 1998, certain of the Company’s officers purchased 163,121 shares in the Company, and the Company made loans to the officers to partially finance such purchases. The loans accrued interest at 7% per annum and certain unpaid loans became due and payable in April 2003. In connection with the renegotiation or termination of certain officers’ employment agreements, the Company has deemed the outstanding loans of those officers to have been repaid in exchange for the officers agreeing to forego certain bonus, severance or other payments that are or may become payable to them. During the six months ended June 30, 2003, loans of $1,000,000 with accrued interest of $402,812 had been deemed repaid in this manner.

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

      During the first quarter of 2003, the Company issued 200,000 shares of restricted stock to the Company’s President and Chief Executive Officer. These shares vest in three equal annual installments commencing on the first anniversary of the grant date. In addition, during the second quarter of 2003, the Company issued an additional 375,000 shares of restricted stock in connection with retention grants to employees. These shares also vest in three equal annual installments commencing on the first anniversary of the grant date. During the first six months of 2003, 102,100 shares of restricted stock were cancelled as a result of certain employees terminating their employment with the Company. The fair value, as determined at the date of grant, of the restricted stock awards that remain outstanding on June 30, 2003 was $3,064,108 and is reflected in the Company’s balance sheet as common shares and additional paid-in capital. The fair value of the outstanding restricted stock is being amortized on a straight-line basis over the three-year vesting period. The unamortized balance of outstanding restricted stock is reflected in the balance sheet as a component of unamortized stock grant compensation.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Vulnerability Due to Concentrations

      The Company has entered into a significant deferred annuity reinsurance contract with Transamerica and a significant life reinsurance contract with MetLife. Due to the size of these contracts, there is a material concentration of net premiums, net investment income, interest credited to interest sensitive products, funds withheld at interest, deferred policy acquisition costs and interest sensitive contract liabilities with one or both of the underlying parties to these contracts.

      At June 30, 2003 and December 31, 2002, approximately $648 million and $734 million, respectively, of the Company’s funds withheld at interest receivable and $650 million and $756 million, respectively of the Company’s interest sensitive contracts liability related to its reinsurance contract with Transamerica, which is a retrocessional reinsurance arrangement covering policies issued by IL Annuity and Insurance Company. Transamerica’s agreement with IL Annuity is also structured on a modified coinsurance basis, so IL Annuity maintains ownership and control of the assets supporting the Company’s obligations to Transamerica. At June 30, 2003, IL Annuity’s financial strength rating was BB+ from Standard & Poor’s. At June 30, 2003, Transamerica had financial strength or claims paying ratings of A+, AA, Aa3 and AA+ (with a negative outlook) from A.M. Best, Standard & Poor’s, Moody’s Ratings and Fitch Ratings, respectively.

      During the six months ended June 30, 2003, the Company recorded $10,057,000 of LMIG payments in connection with the Transamerica annuity reinsurance contract, as compared to payments of $13,322,000 for the six months ended June 30, 2002. XL Life, subsidiary of XL Capital, has agreed to provide protection for up to $10,000,000 against LMIG payments on this contract paid after December 31, 2001 in excess of a $33,000,000 deductible. During the second quarter of 2003, the cumulative LMIG payments made by the Company under the Transamerica contract exceeded the deductible and, as a result, the Company is currently due approximately $3,800,000 under the excess of loss reinsurance policy purchased from XL Life.

      During 2002, the Company recorded a write down of deferred acquisition costs in connection with the Transamerica contract of $27,474,000. This charge was the result of a high level of surrenders of the underlying policies coupled with poor investment performance on the premiums paid by the holders of policies underlying the reinsurance contract. In writing down the deferred acquisition costs to their estimated recoverable amount, management estimated the future levels of surrenders of the underlying policies together with the estimated future level of investment return on the invested premiums. No additional write downs of deferred acquisition costs were required in the six months ended June 30, 2003. While management has established its deferred acquisition cost asset at what it believes to be an appropriate level based upon reasonable assumptions about future investment performance and surrenders, if actual experience varies significantly from the assumptions used to establish our deferred acquisition cost asset, additional write downs may be needed in the future.

      For the three and six months ended June 30, 2003, the Company recorded losses of approximately $2,246,000 and $3,935,000, respectively, related to its life reinsurance contract with MetLife. Premiums associated with this contract for the three and six months ended June 30, 2003, were approximately $9,918,000 and $19,898,000, respectively. In January 2003, the Company provided written notice to MetLife of a premium rate increase in connection with this contract, effective March 5, 2003, which has become a subject of the Company’s arbitration with MetLife. As a result of novations and recaptures of certain of the Company’s life reinsurance contracts during the year ended December 31, 2002 and the first six months of 2003, MetLife now represents a larger percentage of the Company’s premium, revenue and net income, and the Company expects the relative significance of the MetLife contract to increase as additional contracts are recaptured or novated.

      During the first quarter of 2003, The Ohio National Life Insurance Company terminated its annuity reinsurance agreement with the Company, resulting in a loss of approximately $(4,655,000) (net of the unrealized gain associated with the reversal of cumulative unrealized losses in the embedded derivative

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with the agreement). At December 31, 2002, this reinsurance agreement was the Company’s second largest annuity reinsurance agreement representing approximately $366 million of the Company’s funds withheld at interest (net of the fair value of the embedded derivatives associated with that agreement, which was an unrealized loss of approximately $10 million) and $376 million of the Company’s interest sensitive contracts liability.

      On December 31, 2002, the Company entered into a transaction with XL Life pursuant to which the Company transferred certain blocks of life reinsurance business to XL Life. Under the agreement with XL Life, the Company novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance contract with the Company with respect to four of those blocks of business. On August 5, 2003, XL Life served the Company with notice of its intention to recapture the 50% quota share reinsurance contract with the Company.

9.     Contingencies

      As of June 30, 2003, the Company did not have sufficient available cash and investments to post collateral to satisfy its obligations under certain of its reinsurance treaties. Two of the Company’s cedents have asserted that the Company must satisfy additional collateral requirements of approximately $78,000,000 in excess of amounts the Company currently has posted. At June 30, 2003, $59,000,000 of the collateral requirements asserted by the Company’s cedents related to the Company’s only combined guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) contract. The Company has not agreed with the cedent under that contract regarding the amount that is in fact required to be posted as collateral. If the Company is ultimately unable to satisfy its collateral obligations under this or other contracts, its cedents may elect to pursue the remedies available to them under their contracts, including arbitration against the Company.

      While the Company plans to continue receiving premiums and paying claims under its remaining reinsurance treaties, the Company has ceased to write new reinsurance agreements and has notified its existing clients that it will not be accepting any new business under existing treaties on their current terms. The Company does not anticipate writing new reinsurance agreements in the foreseeable future. The Company’s plans involve attempting to meet or reduce its collateral requirements by continuing to negotiate the recapture, retrocession, novation or sale of certain of its reinsurance agreements. During the first six months of 2003, these types of transactions resulted in significant losses for the Company. The Company expects to incur additional charges in connection with similar transactions in the third quarter of 2003; however, the magnitude of charges associated with these types of transactions should be significantly less than previous quarters. In January 2003, the Company instituted substantial premium rate increases on all of its non-guaranteed premium yearly renewable term contracts. All of the Company’s cedents subject to the rate increase, except MetLife and one other cedent who has accepted the rate increase, have elected to recapture their reinsurance agreements. MetLife has made the rate increase a subject of arbitration with the Company, and has indicated that its election to recapture is dependent upon the arbitration panel’s conclusion about the validity of the rate increase. There can be no assurance that the Company’s plans will be successful in improving its operations and liquidity, or that the Company can successfully implement its plans. If the Company’s plans are not successful or it is unable to implement its plans, it will not be able to satisfy its obligations in 2003.

      In April 2003, Hartford Life Insurance Company (“Hartford Life”), the cedent under the Company’s largest GMDB reinsurance contract, drew approximately $18,000,000 of assets held in trust for its benefit and drew approximately $24,500,000 of letters of credit that had been issued by Citibank for Hartford Life’s benefit. As a result of Hartford Life’s draw on the letters of credit, Citibank applied approximately $20,105,000 in assets that had been posted by the Company as security under its letter of credit facility against amounts due to Citibank from the Company. Consequently, approximately $4,395,000 related to the Company’s letter of credit facility became due upon demand by Citibank and was paid by the Company on

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2003. On July 17, 2003, Hartford Life agreed to recapture its GMDB reinsurance contract with the Company, effective June 30, 2003. As consideration for the recapture, Hartford Life retained approximately $31 million of the funds it had drawn from the trust account and letters of credit and the Company issued warrants to purchase an aggregate one million of the Company’s common shares to Hartford Life. The impact of the recapture in the second quarter of 2003, net of reserves for GMDB that were no longer needed and released, was a charge of approximately $20 million. Under the terms of the recapture, the Company has no further obligations to Hartford Life.

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

      As of June 30, 2003, the Company had $29,810,000 of outstanding unsecured letters of credit issued on its behalf by Citibank. In October 2002, Citibank agreed to extend the Company’s unsecured letter of credit facility into 2003 in exchange for the Company’s agreement to secure or eliminate the letter of credit facility by June 30, 2003. The Company was unable to secure or eliminate the letter of credit facility by that date. Although the Company is seeking to reduce the amount of outstanding letters of credit issued on its behalf by Citibank, primarily through recaptures and terminations of reinsurance agreements, the Company expects that there will be letters of credit outstanding that will expire on December 31, 2003. At that time, Citibank may not renew the letters of credit. If Citibank does not renew the letters of credit, the Company’s cedents will be entitled to draw on the letters of credit and the Company would be obligated to repay Citibank for any amounts drawn.

      On November 20, 2002, the State of Connecticut Insurance Department and the Company’s United States domiciled operating subsidiary entered into a letter agreement acknowledging that the Connecticut Insurance Department is monitoring the financial condition of the Company’s United States domiciled operating subsidiary. The letter agreement requires that certain financial transactions entered into by the subsidiary, including the disposal of assets, payment of dividends and settlement of inter-company balances with the Company’s Bermuda operating subsidiary, be pre-approved by the insurance department. In addition, the Connecticut Insurance Department has requested weekly updates from senior management of the U.S. operating subsidiary on the status of the Company and any changes in the status of the U.S. operating subsidiary. The letter agreement continues to be effective until March 1, 2004.

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

      As discussed in Note 6 above, on December 31, 2002, the Company entered into a transaction with XL Life pursuant to which the Company transferred certain blocks of life reinsurance business to XL Life. Under the agreement with XL Life, the Company novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance contract with the Company with respect to four of those blocks of business. The Company is in discussions with XL Life regarding certain post closing adjustments called for by the master novation agreement entered into in connection with the transaction. If the Company cannot reach a satisfactory resolution with XL Life regarding these adjustments, it may be required to enter into arbitration proceedings with XL Life under the agreement. If the Company is unable to prevail in such arbitration proceedings, it may be required to make substantial cash adjustment payments to XL Life under the agreement. On August 5, 2003, XL Life served the Company with notice of its intention to

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recapture the 50% quota share reinsurance contract with the Company. As a result, the Company will not be able to recover the deferred acquisition costs carried for this contract from future expected income, and has written down approximately $21 million of such deferred acquisition costs in the three months ended June 30, 2003.

      XL Life has also indicated its desire to terminate other agreements with the Company, including the $10 million excess of loss reinsurance policy purchased by the Company in the first quarter of 2002 and two annuity reinsurance contracts between the Company and XL Life or its affiliates. The excess of loss reinsurance policy was purchased to protect against LMIG payments under the Company’s annuity reinsurance contract with Transamerica, and full recovery under the policy has been anticipated in establishing the Company’s deferred acquisition cost asset. The two annuity reinsurance contracts represent approximately $96 million (including a cumulative loss from embedded derivatives of approximately $2.8 million) of the Company’s Funds withheld at interest and approximately $95 million of the Company’s Interest sensitive contract and other liabilities. The Company is in discussions with XL Life regarding these other relationships. The outcome of these discussions cannot be determined at this time.

      On April 8, 2003, the Company received notice from the New York Stock Exchange that it did not satisfy the NYSE’s continued listing standards as of that date because the average closing price of the Company’s common shares had been below $1.00 for a 30 consecutive trading day period. If the Company cannot achieve (i) a $1.00 average share price for the 30 consecutive trading days prior to October 7, 2003, the expiration of the six month period following the date of the receipt of this notification, and (ii) a $1.00 share price on October 7, 2003, then the NYSE will commence suspension and delisting procedures with respect to the Company’s common shares. In addition, the NYSE informed the Company that it is considering whether it continues to meet certain of the NYSE’s qualitative continued listing standards due to concerns over the Company’s financial condition.

10.     Stock Warrants

      On June 30, 2003, the Company issued warrants to purchase an aggregate one million common shares of the Company at an exercise price of $1.25 per share to Hartford Life, the cedent under the Company’s largest GMDB reinsurance contract. The warrants were issued in connection with the recapture of the GMDB contract and expire on June 30, 2013. At June 30, 2003, the fair value of warrants, using a Black-Scholes pricing model, was estimated at $1,250,000, which has been included in the charge associated with the recapture. The expense of issuing these warrants is reflected as a component of Claim and policy benefits expense in the Company’s Consolidated Statements of Operations and as Stock warrants in the Company’s Consolidated Balance Sheet.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      Annuity and Life Re (Holdings), Ltd. was incorporated on December 2, 1997 under the laws of Bermuda. We provide annuity and life reinsurance to select insurers and reinsurers through our wholly-owned subsidiaries: Annuity and Life Reassurance, Ltd., which is licensed under the insurance laws of Bermuda as a long term insurer; and Annuity and Life Re America, Inc., an insurance holding company based in the United States, and its subsidiary, Annuity and Life Reassurance America, Inc., a life insurance company authorized to conduct business in over 40 states of the United States and the District of Columbia. We acquired Annuity and Life Reassurance America on June 1, 2000. For more information regarding the business and operations of our company and its subsidiaries, please see our Annual Report on Form 10-K for the year ended December 31, 2002, as amended.

      As discussed in greater detail elsewhere in this report, our company continued to encounter significant difficulties during the six month period ended June 30, 2003. In addition to reporting a significant operating loss for the first six months of 2003, we did not have sufficient available cash and investments at June 30, 2003 to satisfy all the collateral requirements asserted by our cedents under certain of our reinsurance treaties. Two of our cedents have asserted that we must satisfy additional collateral requirements of approximately $78,000,000 in excess of amounts we currently have posted. We have not agreed with the assertion by one of these cedents that we must post approximately $59,000,000 of additional collateral. As a result of our inability to satisfy our obligations, certain parties have claimed that we are in breach of our agreements. As a consequence, such parties have sought and others may seek remedies for such claimed breaches by us, and we may be required to enter into arbitration or litigation proceedings with those parties. If we do not prevail in any such arbitration or litigation proceeding, it would have a material adverse effect on our financial condition and we may be required to liquidate our operations.

      As of June 30, 2003, we had $29,810,000 of outstanding unsecured letters of credit issued on our behalf by Citibank. In October 2002, Citibank agreed to extend our unsecured letter of credit facility into 2003 in exchange for our agreement to secure or eliminate the letter of credit facility by June 30, 2003. We were unable to secure or eliminate the letter of credit facility by that date. Although we are seeking to reduce the amount of outstanding letters of credit issued on our behalf by Citibank, primarily through recaptures and terminations of reinsurance agreements, we expect that there will be letters of credit outstanding that will expire on December 31, 2003. At that time, Citibank may not renew the letters of credit. If Citibank does not renew the letters of credit, our cedents will be entitled to draw on the letters of credit and we would be obligated to repay Citibank for any amounts drawn.

      As discussed in Note 6 to our unaudited consolidated financial statements included elsewhere in this report, on December 31, 2002, we entered into a transaction with XL Life Ltd (“XL Life”) pursuant to which we transferred certain blocks of life reinsurance business to XL Life. Under the agreement with XL Life, we novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance contract with us with respect to four of those blocks of business. We are in discussions with XL Life regarding certain post closing adjustments called for by the master novation agreement entered into in connection with the transaction. If we cannot reach a satisfactory resolution with XL Life regarding these adjustments, we may be required to enter into arbitration proceedings with XL Life under the agreement. If we are unable to prevail in such arbitration proceedings, we may be required to make substantial cash adjustment payments to XL Life under the agreement.

      On August 5, 2003, XL Life served us with notice of its intention to recapture the 50% quota share reinsurance contract with us. As a result, we will not be able to recover the deferred acquisition costs carried for this contract from future expected income and have written down approximately $21 million of such deferred acquisition costs in the three months ended June 30, 2003.

      XL Life has also indicated its desire to terminate other agreements with us, including the $10 million excess of loss reinsurance policy purchased by us in the first quarter of 2002 and two annuity reinsurance contracts between our company and XL Life or its affiliates. The excess of loss reinsurance policy was purchased to protect against lifetime minimum interest guarantee (“LMIG”) payments under our annuity reinsurance contract with Transamerica Occidental Life Insurance Company (“Transamerica”), and full recovery under the policy has been anticipated in establishing our deferred acquisition cost asset. The two annuity reinsurance contracts represent approximately $96 million (including a cumulative loss from embedded derivatives of approximately $2.8 million) of our Funds withheld at interest and approximately $95 million of our Interest sensitive contract and other liabilities. We are in discussions with XL Life regarding these other relationships. The outcome of these discussions cannot be determined at this time.

      While we plan to continue receiving premiums and paying claims under our remaining reinsurance treaties, we have ceased to write new reinsurance agreements and have notified our existing clients that we will not be accepting any new business under existing treaties on their current terms. We do not anticipate writing new reinsurance agreements in the foreseeable future. Our plans involve attempting to meet or reduce our collateral requirements by continuing to negotiate the recapture, retrocession, novation or sale of certain of our reinsurance agreements. During the first six months of 2003, these types of transactions resulted in significant losses for us. We expect to incur additional charges in connection with similar transactions in the third quarter of 2003; however, the magnitude of charges associated with these types of transactions should be significantly less than previous quarters. In January 2003, we instituted substantial premium rate increases on all of our non-guaranteed premium yearly renewable term contracts. All of our cedents subject to the rate increase, except The Metropolitan Life Insurance Companies (“MetLife”) and one other cedent who has accepted the rate increase, have elected to recapture their reinsurance agreements. MetLife has made the rate increase a subject of arbitration with us, and has indicated that its election to recapture is dependent upon the arbitration panel’s conclusion about the validity of the rate increase. There can be no assurance that our plans will be successful in improving our operations and liquidity, or that we can successfully implement our plans. If our plans are not successful or we are unable to implement our plans, we will not be able to satisfy our obligations in 2003.

Critical Accounting Policies

      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require our management to make estimates and assumptions that affect the amounts of our assets, liabilities, stockholders’ equity and net income. We believe that the following critical accounting policies, as well as those set forth in our Form 10-K for the year ended December 31, 2002, as amended, detail the more significant estimates and assumptions used in the preparation of our consolidated financial statements.

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

      In preparing our financial statements, we make assumptions about our proportionate share of future investment income that will be earned from the investment of premiums received from underlying policyholders by our ceding companies and about future rates of lapse of policies underlying our annuity reinsurance contracts when estimating gross profits arising from such contracts. These assumptions have a direct impact on the amount of expected future LMIG payments and our estimated expected gross profits on these annuity reinsurance contracts and, therefore, on the recoverability of the deferred acquisition costs carried on our balance sheet for these contracts. While these estimates are based upon historical results and information provided to us by our cedents, actual results could differ (and, in the past, have differed) materially from our estimates for a variety of reasons, including the failure of our ceding companies to report timely information regarding material developments under our reinsurance agreements. Such differences could be material to our future results. If our assumptions for investment returns prove to be inaccurate, or if lapse rates exceed our assumptions, we may be required to make additional LMIG payments and record additional charges, which would adversely impact our earnings.

      Embedded Derivatives. We have concluded that there are embedded derivatives within the Funds withheld at interest receivable related to certain of our annuity reinsurance contracts written on a modified coinsurance or coinsurance funds withheld basis that require bifurcation and separate accounting under Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities. These embedded derivatives are similar to a total return swap arrangement on the underlying assets held by our ceding companies. The net fair value of these embedded derivatives is classified as part of our Funds withheld asset on our balance sheet. We have developed a cash flow model with the assistance of outside advisors to arrive at an estimate of the fair value of this total return swap that uses various assumptions regarding future cash flows under the affected annuity reinsurance contracts. The fair value of the embedded derivative is influenced by changes in credit risk, changes in expected future cash flows under the annuity contracts and interest rates. The change in fair value of these embedded derivatives is recorded in our statement of operations as Net change in fair value of embedded derivatives, which is a non-cash item. The change in fair value of these embedded derivatives also impacts the emergence of expected gross profits for purposes of amortizing deferred acquisition costs associated with these contracts. The application of this accounting policy has increased the volatility of our reported earnings. While we have made an estimate of the fair value of these embedded derivatives using a model that we believe to be appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, it is possible that we may modify our methodology. Changes in our assumptions and industry standards could have a significant impact on the fair value of the embedded derivatives and our reported earnings. We do not bifurcate and separately account for the embedded derivatives contained in certain of our contracts, including our Transamerica annuity reinsurance agreement and our guaranteed minimum income benefit (“GMIB”) reinsurance agreement, because we acquired those agreements prior to the transition date elected by us under FAS 133, as amended by FAS 137. Because of the nature of the assets underlying our Transamerica contract, which were roughly 63% convertible bonds at June 30, 2003, the bifurcation and separate accounting for the embedded derivatives contained in that contract would add significant volatility to our reported results. If we bifurcated and separately accounted for the embedded derivative contained in our GMIB reinsurance agreement, it also would add volatility to our reported results.

      Recognition of Revenues and Expenses. Reinsurance premium revenues from life products with mortality risk are recognized when due from the policyholders. For those policies with premium paying periods that are significantly shorter than the total period over which benefits are expected to be provided, profits are deferred and recognized as income in a constant relationship to the insurance in force or, for annuities, in relation to the amount of expected future benefit payments. Premiums from universal life and investment-type contracts are recorded on our balance sheet as interest sensitive contracts liability. Revenues from these investment-type contracts consist of income earned on the assets and amounts assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Items that are charged to expense represent interest credited to policyholder accounts and other benefits in excess of related policyholders’ account balances, including LMIG payments. Such LMIG payments are recognized when paid upon the surrender of the underlying policy and are not charged to the policyholders’ account balances. We make estimates at the end of each reporting period regarding premiums and benefits for cedents who do not report such information in a timely manner. These estimates can have a significant effect on the amounts we report in our financial statements.

      Reserves for Policy Benefits, Including Claims Incurred but not Reported (IBNR) and Interest Sensitive Contracts Liability. The development of reserves for policy benefits and for claims incurred but not reported for our life reinsurance contracts requires us to make estimates and assumptions regarding mortality, lapse, persistency, expense and investment experience. Such estimates are primarily based on historical experience and information provided by ceding companies. Actual results could differ materially from those estimates.

We monitor actual experience, and where circumstances warrant, will revise our assumptions and the related reserve estimates.

      We reinsure certain minimum guarantees associated with variable annuity contracts. These have historically included guaranteed minimum death benefits (“GMDB”), GMIB, and enhanced earnings benefits (“EEB”). Our accounting policy is designed to establish reserves for expected claim payments based upon the long-term view of expected losses over the life of the underlying policies, based upon the original pricing assumptions. Our reserving policy allows us to increase reserves if reported claim amounts or claims volume exceed what was anticipated in pricing.

      Policy benefit liabilities for annuities are reflected on our balance sheet as “Interest sensitive contracts liability” and are reported at the accumulated policyholder balance of these accounts.

      If actual events differ significantly from the underlying estimates and assumptions used by us in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Operating Results

      Net (Loss). For the three months ended June 30, 2003, we had a net loss of $(68,716,440), or $(2.66) per basic and fully diluted common share, as compared with a net loss of $(20,293,998), or $(0.79) per basic and fully diluted common share, for the three months ended June 30, 2002. For the six months ended June 30, 2003, we had a net loss of $(121,191,257), or $(4.69) per basic and fully diluted common share, as compared to net loss of $(9,860,368), or $(0.38) per basic and fully diluted common share, for the six months ended June 30, 2002. The loss in the second quarter of 2003 was primarily the result of losses associated with recaptures and terminations of life and annuity reinsurance agreements and adverse claims experience under our life and annuity reinsurance agreements.

      During the three months ended June 30, 2003, we negotiated the recapture and termination of certain of our life and annuity reinsurance agreements. On July 17, 2003, Hartford Life recaptured our largest GMDB contract effective June 30, 2003. The impact of the recapture of the Hartford Life contract in the second quarter, net of reserves for guaranteed minimum death benefits that were no longer needed and released, was a charge of approximately $20,400,000. In addition, on August 5, 2003, XL Life served us with notice of its intention to recapture its 50% quota share reinsurance contract with us. As a result, we will not be able to recover the deferred acquisition costs carried for this contract from future expected income, and have written down approximately $21,000,000 of such deferred acquisition costs in the three months ended June 30, 2003. As a result of these and all other recaptures and terminations, we incurred charges of approximately $55 million and $94 million for the three and six months ended June 30, 2003, respectively. These charges resulted from the write down of deferred acquisition costs and cash payments made to cedents net of reserve releases associated with the recaptures. We also incurred aggregate losses of approximately $8,500,000 and $21,000,000, respectively, for the three and six month periods ended June 30, 2003 on certain of our life, annuity and GMDB contracts that were recaptured or terminated during the first six months of 2003. Reduced investment income and increased operating expenses also contributed to our net loss for the three and six month periods ended June 30, 2003.

      Net Premiums. Net premium revenue for the three and six month periods ended June 30, 2003 was $58,563,721 and $119,929,634, respectively, a decrease of 36% and 30%, respectively, from net premium revenue of $92,065,743 and $170,072,634, respectively, for the three and six month periods ended June 30, 2002. Substantially all premium revenue was derived from traditional ordinary life reinsurance. The decline in premium revenue reflects the significant reduction of business in force resulting from the novation and recapture of life reinsurance agreements in the fourth quarter of 2002 and the first six months of 2003. At June 30, 2003, the total face amount of life reinsurance in force had decreased to approximately $60 billion, as compared with approximately $137 billion at June 30, 2002. Of the $60 billion life reinsurance in force at June 30, 2003, approximately $17 billion related to those blocks of business covered by our 50% quota share reinsurance agreement with XL Life, which has served us with notice of its intent to recapture that agreement. As we continue to novate, terminate and negotiate the recapture of other reinsurance contracts, we expect our reinsurance in force and net premium revenue to continue to decline. In addition, we have stopped writing new reinsurance agreements and have notified our existing clients that we will not be accepting any new business under existing treaties on their current terms, which we expect will also adversely impact our net premium revenue going forward.

      Net Investment Income. Total net investment income for the three and six month periods ended June 30, 2003 was $5,734,738 and $13,893,427, respectively, as compared with $26,366,669 and $50,956,459, respectively, for the three and six month period ended June 30, 2002. Net investment income is comprised of income earned on our general account assets and income earned on assets held and managed by our reinsurance cedents under modified coinsurance contracts, which we refer to as Funds withheld. Both sources of investment income declined from the comparable prior periods.

      Net investment income earned on general account assets for the three and six month periods ended June 30, 2003 was approximately $1,527,000 and $3,409,000, respectively, as compared to $7,192,000 and $13,235,000, respectively, for the three and six month periods ended June 30, 2002. The decrease in net investment income for the three and six months periods ended June 30, 2003 was primarily the result of our return of approximately $147,000,000 of invested assets related to the termination of a reinsurance agreement that provided cash deposits to us that were used to secure collateral obligations of our U.S. based cedents, as well as lower investment returns resulting from the shift in our general account assets towards a greater cash position. Because the amount of our cash and invested assets has decreased significantly due to our operating losses as well as the recapture and termination of certain of our reinsurance agreements, our net investment income is expected to be lower in future periods, absent a significant increase in yield rates.

      The average annualized yield rate earned on our invested assets (excluding the Funds withheld) for the three and six months ended June 30, 2003 was approximately 2.87% and 2.46%, respectively, as compared with approximately 6.46% and 6.01%, respectively, for the three and six months ended June 30, 2002. The decline in yield rates primarily reflects our decision to invest funds supporting our letters of credit in cash equivalents in an effort to maximize our collateral funding ability and to minimize the impact of changing interest rates on our collateral obligations.

      Net investment income earned on Funds withheld for the three and six month periods ended June 30, 2003 was approximately $4,207,000 and $10,484,000, respectively, as compared to approximately $19,175,000 and $37,722,000, respectively, for the three and six month periods ended June 30, 2002. The decrease in investment income on our Funds withheld for the three and six month periods ended June 30, 2003 is primarily due to a significant reduction in Funds withheld as a result of terminations of several large annuity reinsurance contracts, continued lapses and their related invested asset withdrawals and lower investment returns.

      The average annualized yield rates earned on Funds withheld were approximately 1.65% and 2.13%, respectively, for the three and six months ended June 30, 2003, as compared with 5.36% and 5.38%, respectively, for the three and six months ended June 30, 2002.

      Net Realized Investment Gains. Net realized investment gains for the three and six month periods ended June 30, 2003 were $4,896,176 and $6,560,044, respectively, as compared with net realized investment gains of $1,837,672 and $1,515,964, respectively, for the three and six month periods ended June 30, 2002. The increase in net realized investment gains was the result of the strong credit quality of our investment portfolio and the low interest rate environment. Realized gains and losses will fluctuate from period to period based on the market value of our invested assets, and we make decisions concerning the sales of our invested assets based on a variety of market, business and other factors.

      Net Change in the Fair Value of Embedded Derivatives. For the three and six month periods ended June 30, 2003, the net change in fair value of our embedded derivatives was an unrealized loss of $(1,717,537) and unrealized gain of $12,037,322, respectively. For the three and six month periods ended June 30, 2002, the net change in fair value of our embedded derivatives was an unrealized loss of $(6,566,805) and $(4,976,707), respectively. The unrealized loss in our embedded derivatives during the three month period ended June 30, 2003 largely reflects losses related to the termination of one of our annuity reinsurance agreements in the second quarter of 2003, partially offset by gains due to credit spreads tightening in the sectors in which the underlying investments are held. The primary reason for the unrealized gain in our embedded derivative for the six month period ended June 30, 2003 was the termination of our Ohio National annuity reinsurance agreement in the first quarter of 2003. Widening credit spreads and bond defaults in the portfolio of assets supporting this agreement had caused unrealized losses in our embedded derivatives in prior periods, which were reversed upon termination of the reinsurance agreement.

      Surrender Fees and Other Revenue. Surrender fees and other revenue for the three and six month periods ended June 30, 2003 were $3,002,778 and $4,393,025, respectively, as compared with $6,161,207 and $10,057,332, respectively, for the three and six month periods ended June 30, 2002. This income is primarily derived from surrender fees related to our fixed annuity contract with Transamerica. The decrease in revenue for the three and six month periods ended June 30, 2003 is mainly due to a reduction in surrender fees under that contract resulting from a lower absolute level of withdrawals during those periods as compared with the three and six month periods ended June 30, 2002.

      Claims and Policy Benefits. Claims and policy benefits for the three month periods ended June 30, 2003 and 2002 were $84,425,206 and $74,443,139, or 144% and 81% of net premiums, respectively. For the six months ended June 30, 2003 and 2002, claims and policy benefits were $159,514,646 and $133,258,745, or 133% and 78% of net premiums, respectively. The increase for the three month and six month periods ended June 30, 2003 was primarily due to recaptures and terminations of life and annuity reinsurance contracts and reported claims under our life and annuity reinsurance contracts that exceeded of our expectations. Recaptures and terminations of life and annuity reinsurance contracts accounted for $21 million and $31 million of claims and policy benefits for the three and six month periods ended June 30, 2003, respectively. Approximately $8.5 million of our loss for the three months ended June 30, 2003 was from contracts that were recaptured in the quarter.

      We continue to monitor and analyze our experience under our remaining agreements. We cannot assure you that claims experience under our remaining contracts will improve. If claim experience continues at the levels observed during the fourth quarter of 2002 and the first six months of 2003, or increases from those levels, our operating results would be materially and adversely affected. The novation, termination and recapture of additional reinsurance agreements will reduce claims and policy benefits at an aggregate level in future periods, and may affect the level of claims and policy benefits as a percentage of premiums. We decreased our reserves for expected claim payments associated with our GMDB and EEB contracts by approximately $10,850,000, largely as a result of the recapture of our GMDB contract with Hartford Life, bringing our total carried reserves for all minimum guarantees associated with variable annuity contracts (including guaranteed minimum income benefits) to $9,400,000 at June 30, 2003. We have one remaining combined GMDB and GMIB contract.

      During July 2003, we updated our analysis of reported claims performed in the first quarter of 2003. Our updated analysis includes claims paid and reported to us through June 30, 2003, and indicates that our carried reserve for incurred but not reported (“IBNR”) claims as of December 31, 2002 was approximately $5,000,000 less than we currently believe was needed. This adverse development has been reflected in claims and policy benefits during the first six months of 2003. In determining the amount of IBNR required at June 30, 2003, we considered the full trending of claims reported through June 30, 2003 on December 31, 2002 reserves. Due primarily to our reduced life reinsurance in force at June 30, 2003 resulting from recaptures of life reinsurance agreements, we have decreased our level of IBNR reserves at June 30, 2003 by $2,560,000.

      We are currently seeking relief from MetLife, our largest cedent of life insurance, with respect to a reinsurance contract that has generated mortality experience beyond our initial pricing parameters and is producing losses. If we are unable to rescind or recapture this agreement, we may incur additional losses in future periods. This life reinsurance agreement is currently in arbitration with respect to representations made to us at the time we underwrote the agreement and with respect to a rate increase we instituted in the first quarter of 2003. In April 2003, MetLife informed us that if the arbitration panel scheduled to hear these claims in December 2003 finds the rate increase to be valid, MetLife will recapture the reinsurance agreement effective as of March 5, 2003, the effective date of the increase.

      Interest Credited to Interest Sensitive Contracts Liabilities. Interest credited to Interest sensitive contract liabilities, which are liabilities we assume under certain annuity reinsurance agreements, was $4,217,542 and $9,089,301, respectively, for the three and six month periods ended June 30, 2003, as compared with $20,948,167 and $38,870,513, respectively, for the three and six month periods ended June 30, 2002. Included in Interest credited to interest sensitive contracts liabilities for the three and six month periods ended June 30, 2003 are LMIG payments of approximately $4,571,000 and $10,057,000, respectively, as compared to LMIG payments of approximately $8,129,000 and $13,322,000, respectively, for the comparable prior periods in 2002. The decline in Interest credited to interest sensitive contracts liabilities for the three and six month periods ended June 30, 2003 was primarily the result of terminations of annuity reinsurance contracts, particularly our contract with Ohio National, which was our second largest annuity contract at the time of its recapture, and a smaller base of policyholders account values on our annuity reinsurance contract with Transamerica. We terminated our reinsurance agreement with Ohio National on February 14, 2003 and another large annuity reinsurance contract on April 1, 2003.

      Policy Acquisition and Other Insurance Expenses. Policy acquisition and other insurance expenses, consisting primarily of allowances and amortization and write downs of deferred policy acquisition costs, for the three and six month periods ended June 30, 2003 were $44,631,210 and $97,132,274, respectively, as compared with $40,571,869 and $56,207,987, respectively, for the comparable prior periods in 2002. The increase for the three and six month periods ended June 30, 2003 is primarily due to the net write down of deferred acquisition costs associated with the recapture and termination of contracts of approximately $30,980,000 and $74,210,000, respectively, for the three and six month periods ended June 30, 2003. During the three and six month periods ending June 30, 2002, we wrote down $24,796,000 of deferred acquisition costs associated with our Transamerica annuity reinsurance contract. There were no write downs of deferred acquisition costs associated with the Transamerica contract during the three and six month periods ended June 30, 2003.

      Operating Expenses. Operating expenses for the three month period ended June 30, 2003 were $5,922,358 or 8.2% of total revenue (excluding the net change in fair value of embedded derivatives), as compared with $3,142,272 or 2.6% of total revenue (excluding the net change in fair value of embedded derivatives) for three month period ended June 30, 2002. Operating expenses for the six month period ended June 30, 2003 were $12,268,488 or 8.5% of total revenue (excluding the net change in fair value of embedded derivatives), as compared to $6,800,064 or 3% of total revenue (excluding the net change in fair value of embedded derivatives) for the comparable prior period in 2002. The increase in expense for the three and six month periods of 2003 reflect the write off of approximately $2,100,000 of goodwill associated with our United States operating subsidiary, costs associated with renegotiating employment arrangements and other employee compensation, increased costs of insurance for directors and officers liability coverage and increased legal and audit fees.

Segment Results

      We separately track financial results of our life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk. In addition, certain of our remaining modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities. The change in the fair value of these embedded derivatives is included in the annuity segment. Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in our portfolio and investment income on undeployed invested assets. Operating expenses are generally allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to the segment, except for capital raising costs, which are charged directly to the corporate segment. Segment results are reported in Note 4 to our unaudited consolidated financial statements included elsewhere in this report.

      Life Segment. Our life reinsurance segment is the reinsurance of ordinary life insurance, primarily for mortality risks. Ordinary life reinsurance generally is the reinsurance of individual term life insurance policies, whole life insurance policies and joint and survivor insurance policies on a yearly renewable term basis. In addition, we reinsured the mortality risk inherent in universal life insurance policies, variable universal life insurance policies and variable life insurance policies.

      Life segment loss for the three month period ended June 30, 2003 was $(39,338,329), as compared with segment income of $6,451,436 for the comparable prior period of 2002. Segment loss for the six months ended June 30, 2003 was $(84,484,497) compared to segment income of $13,640,652 for the six months ended June 30, 2002. Segment loss in the three and six months ended June 30, 2003 reflects the costs of recaptures of life reinsurance agreements of approximately $28,310,000 and $62,410,000, respectively. These charges reflect the write down of deferred acquisition costs and cash payments made to cedents net of reserve releases associated with the recaptures, and include the write off of approximately $21,000,000 of deferred acquisition costs resulting from our receipt of XL Life’s notice of its intent to recapture the 50% quota share contract it entered into with us as part of our December 31, 2002 transaction. Similar charges of approximately $34,090,000 were recorded in the first quarter of 2003 in connection with recaptures of life reinsurance agreements that took place in that quarter. We did not incur any recapture costs during the three and six months ended June 30, 2002. Our results for the three and six month periods ending June 30, 2003 were also adversely affected by reported claims from deaths prior to 2003 exceeding our estimated reserves at December 31, 2002 by approximately $5,000,000.

      Segment revenues for the three month period ended June 30, 2003 declined 39% to $57,507,429 from $94,465,177 in the second quarter of 2002. Segment revenues for the six month period ended June 30, 2003 declined 32% to $117,677,416 from $173,611,221 for the first six months of 2002. These declines reflect our reduced levels of life reinsurance in force as a result of novations and recaptures of life reinsurance agreements during the fourth quarter of 2002 and the first six months of 2003. We anticipate further declines in segment revenue in the third quarter of 2003 as the result of these novations and recaptures. In addition, net investment income attributable to the life segment for the first six months of 2003 decreased approximately $6,000,000, as compared with the first six months of 2002, reflecting a reduction in invested assets in the segment and lower asset yields.

      Segment policy benefits and expenses increased 10% to $96,845,758 for the three month period ended June 30, 2003, as compared with $88,013,741 for the three month period ended June 30, 2002, reflecting costs of recaptures during the period. Segment policy benefits and expenses for the six month period ended June 30, 2003 were $202,161,913 compared to $159,970,569 for the comparable prior period. The net cost of recaptures during the three and six month periods ended June 30, 2003 was $28,310,000 and $62,410,000, respectively. For the second quarter these costs are comprised of write downs of deferred acquisition costs of approximately $28,520,000, including the write off of approximately $21,000,000 of deferred acquisition costs associated with XL Life’s recapture of the 50% quota share contract it entered into with us as part of the December 31, 2002 transaction and the return of unearned premium reserves to our cedents of $9,020,000, both offset by policy benefit reserve reductions of $9,230,000. The increase in policy benefits and expenses was also due to reported claims for deaths prior to 2003 that exceeded our expectations at December 31, 2002 by approximately $5,000,000. If claim experience continues at the levels observed during the fourth quarter of 2002 and the first six months of 2003, or increases from those levels, our operating results would be materially and adversely affected. The novation, termination and recapture of additional reinsurance agreements will reduce claims and policy benefits at an aggregate level in future periods, and may affect the level of claims and policy benefits as a percentage of premiums.

      During July 2003, we updated our analysis of reported claims performed in the first quarter of 2003. Our updated analysis indicates that our carried reserve for IBNR claims as of December 31, 2002 was approximately $5,000,000 less than we currently believe was needed. This adverse development has been reflected in claims and policy benefits during the first six months of 2003. In determining the amount of IBNR required at June 30, 2003, we considered the full trending of claims reported through June 30, 2003 on December 31, 2002 reserves. Due primarily to our reduced life reinsurance in force at June 30, 2003 resulting from recaptures of life reinsurance agreements, we have decreased our level of IBNR reserves at June 30, 2003 by $2,560,000.

      Annuity Segment. Our annuity reinsurance segment is the reinsurance of general account fixed deferred annuities, general account payout annuity obligations and certain risks arising from variable annuities. With respect to the general account fixed annuities we reinsure, our agreements generally relate to individual general account single premium deferred annuity policies, which either involve the tax-deferred accumulation of interest on a single premium paid by the policyholder (accumulation phase policies) or are annuities that pay fixed amounts periodically to policyholders over a fixed period of time or their lives (payout phase policies). Accumulation phase policies are subject primarily to investment risk and persistency (lapse) risk, while payout phase policies are primarily subject to investment risk and mortality (longevity) risk. We have also historically reinsured certain guarantees associated with variable annuity contracts, including GMDB, EEB and GMIB. As of June 30, 2003, our only remaining EEB contract had been recaptured.

      Our annuity segment contains the majority of our assets. While we would expect it be a small contributor to our net income, it contains significant volatility from two sources. First, under FAS 133 – Accounting for Derivative Instruments and Hedging Activities we must value embedded derivatives in certain of our annuity reinsurance agreements. This unrealized change in the value of the derivative is reported in our income statement each quarter. The change in the value of the derivative can be large, and is driven by financial market conditions, most notably credit risk related changes. Second, our Transamerica annuity reinsurance contract has exhibited volatility due to write downs of our deferred acquisition cost balance which are based upon management’s estimates of future investment performance and lapse experience. Our annuity reinsurance contract with Transamerica, which represented 80% of our annuity segment assets at June 30, 2003, is not expected to generate significant income going forward.

      Segment loss was $(33,063,939) for the three month period ended June 30, 2003, as compared with a loss of $(29,790,379) for the three month period ended June 30, 2002. The loss for the three months ended June 30, 2003 includes a $20,400,000 charge related to the recapture of our largest GMDB reinsurance contract, approximately $2,900,000 of operating loss during the second quarter on that contract, an approximate $4,100,000 loss related to the termination of another annuity reinsurance agreement, approximately $2,400,000 of operating loss from a third annuity reinsurance contract, and embedded derivative losses of approximately $1,700,000. For the first six months of 2003, segment loss was $(40,934,415) compared to $(26,872,048) for the first half of 2002. This reflects the second quarter activity previously mentioned and a $(4,875,000) first quarter loss related to the termination of our annuity reinsurance agreement with Ohio National (net of the unrealized gain associated with the reversal of cumulative unrealized losses in the embedded derivative associated with this agreement). We also incurred a loss of approximately $(1,000,000) in the first quarter of 2003 on one of our annuity reinsurance agreements as the result of an experience refund adjustment reflecting a change in mortality assumptions by the cedent under the contract. The three and six months ended June  30, 2002 includes the $24,796,000 write off of deferred acquisition costs associated with our annuity reinsurance contract with Transamerica.

      Under FAS 133, we are required to bifurcate and separately account for embedded derivatives contained in certain of our annuity reinsurance agreements. The change in the fair value of the embedded derivatives is influenced by changes in credit risk, changes in expected future cash flows under the annuity reinsurance contracts and interest rate changes. For the three and six month periods ended June 30, 2003, the net change in fair value of our embedded derivatives was an unrealized loss of $(1,717,537) and an unrealized gain of $12,037,322, respectively. For the three and six month periods ended June 30, 2002, the net change in fair value of our embedded derivatives was an unrealized loss of $(6,566,805) and $(4,976,707), respectively. The unrealized loss in our embedded derivatives during the three month period ended June 30, 2003 largely reflects losses related to the termination of one of our annuity reinsurance agreements in the second quarter of 2003, partially offset by gains due to credit spreads tightening in the sectors in which the underlying investments are held. The primary reason for the unrealized gain in our embedded derivative for the six month period ended June 30, 2003 was the termination of our Ohio National annuity reinsurance agreement in the first quarter of 2003. Widening credit spreads and bond defaults in the portfolio of assets supporting this agreement had caused unrealized losses in our embedded derivatives in prior periods, which were reversed upon the termination of the Ohio National agreement.

      As a result of the recapture of our GMDB contract with Hartford Life, we decreased our reserves for expected claim payments associated with our GMDB and EEB contracts by approximately $10,850,000, bringing our total carried reserves for all minimum guarantees associated with variable annuity contracts (including guaranteed minimum income benefits) to $9,400,000 at June 30, 2003. We have one remaining combined GMDB and GMIB contract.

      Total revenue for our annuity segment declined 64% to $7,766,799 for the three month period ended June 30, 2003, as compared with $21,395,350 for the three month period ended June 30, 2002. Total revenue for our annuity segment declined 34% to $31,869,930 for the six month period ended June 30, 2003, as compared with $48,311,104 for the six month period ended June 30, 2002. The decreases are primarily related to lower investment income of approximately $10,500,000 for the three and six month periods ending June 30, 2003. This reduction is due to a lower base of invested assets as a result of annuity contract terminations during the six months ended June 30, 2003, most notably our annuity reinsurance contract with Ohio National, a decline in net investment income due to reduced assets under management resulting from policy lapses, and lower yields on the remaining assets, including realized losses. Surrender fees from our Transamerica annuity reinsurance contract also decreased by approximately $2,300,000 and $3,700,000 for the three and six months ended June 30, 2003 compared with the comparable prior periods of 2002. The declines in segment revenue were partially offset by increases in net change in the fair value of embedded derivatives of $4,849,268 and $17,014,029 for the three and six month periods ended June 30, 2003, as compared with the comparable prior periods of 2002.

      Policy benefits and expenses for the annuity segment, which include interest credited to policyholders, segment specific expenses, and allocated expenses, declined 20% to $40,830,738 for the three month period ended June 30, 2003, as compared with $51,185,729 for the three month period ended June 30, 2002. These expenses declined 3% to $72,804,345 for the six months ended June 30, 2003, as compared with $75,183,152 for the six months ended June 30, 2002. The three and six months ended June 30, 2003 include a charge of $20,400,000 for the recapture of our largest GMDB contract during the second quarter and LMIG payments of approximately $4,571,000 and $10,057,000, respectively, during the first and second quarters. The three and six month periods ended June 30, 2002 includes a write off of $24,796,000 of deferred acquisition costs associated with our annuity reinsurance contract with Transamerica and LMIG payments of $8,129,000 and $13,322,000, respectively, during the first and second quarters.

      Corporate Segment. The corporate segment includes all of our capital gains and losses, investment income on undeployed invested assets, capital raising costs and a proportionate share of operating expenses based upon how stockholders’ equity is deployed to the life and annuity segments. As a result, the corporate segment, while small relative to our total company, will likely have volatile results. Segment income grew to $3,685,827 and $4,227,655 for the three and six month periods ended June 30, 2003, as compared with $3,044,945 and $3,371,028 for the three and six month periods ended June 30, 2002. Revenues grew by 30% to $5,205,648 for the three month period ended June 30, 2003, as compared with $4,003,959 for the three month period ended June 30, 2002, and grew by 27% to $7,266,106 for the six month period ended June 30, 2003, as compared with $5,703,357 for the six month period ended June 30, 2002. These increases were the result the movement of stockholders’ equity from the life and annuity segments into the corporate segment as a result of novations, recaptures and terminations of reinsurance contracts during 2002 and the first six months of 2003. Net realized investment gains of $4,896,176 and $6,560,044 in the three and six month periods ended June 30, 2003, respectively, as compared to $1,837,672 and $1,515,964 for the first three and six month periods ended June 30, 2002 also contributed to both increases, partially offset by a reduction in investment income allocated to the segment.

      Segment benefits and expenses increased slightly to approximately $1.5 million and $3.0 million for the three and six month periods ended June 30, 2003, respectively, as compared with approximately $1 million and $2.3 million, respectively, for the comparable prior periods in 2002.

Financial Condition

Investments

      At June 30, 2003 and December 31, 2002, virtually all of our invested assets were posted as collateral to secure our obligations under reinsurance agreements and letter of credit facilities or were required to maintain the statutory capital and surplus requirements of our U.S. operating subsidiary. At June 30, 2003, our invested assets, including cash and cash equivalents, had an aggregate fair value of $224,858,109, including unrealized gains of $2,641,227, as compared with an aggregate fair value of $306,346,337, including unrealized gains of $6,162,525, at December 31, 2002. The decline in our invested assets during the second quarter of 2003 was primarily the result of recaptures and terminations of certain of our reinsurance agreements during the first six months of 2003, as well as increased operating expenses during that period. At June 30, 2003 and December 31, 2002, the weighted average duration of the fixed income securities included in our invested assets was 3.2 and 3.8 years, respectively, and the weighted average investment quality rating was “AA+” and “AA,” respectively.

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

      At both June 30, 2003 and December 31, 2002, less than 1% of our fixed income securities consisted of below investment grade securities. The fair value of such investments varies depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer. As noted above, our investment guidelines prohibit the purchase of below investment grade securities, as these investments are subject to a higher degree of credit risk than investment grade securities. We monitor the creditworthiness of the portfolio as a whole, and when the fair market value of a security declines for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its fair value.

      At June 30, 2003, mortgage-backed securities represented approximately 5% of our invested assets, including cash and cash equivalents, as compared with approximately 10% at December 31, 2002. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage-backed securities include collateralized mortgage obligations (“CMO’s”) and mortgage-backed pass-through securities. Mortgage-backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in agency mortgage backed securities. Our mortgage backed securities portfolio had a weighted average investment quality rating of “AAA” at both June 30, 2003 and December 31, 2002.

      At June 30, 2003, none of our mortgage-backed investment portfolio consisted of securities with planned repayment schedules, as compared with 7% at December 31, 2002. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches of the CMO.

      The following table summarizes our investment results (excluding investment income on assets held and managed by our ceding companies or others on their behalf) for the periods indicated:

Investment Results

	Six Months Ended		Twelve Months Ended
	June 30,		December 31,

	2003	2002	2002	2001	2000

	(Dollars in thousands)
Total invested assets, including cash and equivalents(1)	$224,858	$456,578	$306,346	$423,780	$321,819
Investment income, net of related expenses	$3,409	$13,235	$25,931	$20,165	$20,126
Effective annualized yield rate(2)	2.46%	5.57%	5.28%	5.74%	6.85%
Realized investment gains (losses)	$6,560	$1,516	$19,749	$1,230	$(4,817)

(1)	Fair value at end of the indicated period.

(2)	The effective yield rate equals (i) net investment income divided by (ii) the average of total adjusted invested assets at the end of each calendar quarter included in the indicated period.

      The effective annualized yield rate on our invested assets has declined significantly during the first six months of 2003. This decline is the result of the shift in our general account assets towards a greater cash position. We have increased and are maintaining this greater cash position to maximize the amount of collateral we can provide to our cedents and letter of credit providers and to minimize market risk related to our collateral requirements.

Funds Withheld at Interest

      At June 30, 2003, our Funds withheld receivable was $845 million, as compared with $1.4 billion at December 31, 2002. Historically, when a ceding company enters into a reinsurance contract structured as a modified coinsurance or coinsurance funds withheld arrangement with us, a portion of the ceding company’s liability to the policyholders or, in the case of a retrocessional arrangement, the primary insurer, is ceded to us. Our remaining modified coinsurance and coinsurance funds withheld arrangements are generally on a quota share basis, so the portion that is ceded to us is a fixed percentage of the liabilities arising from the underlying policies. Our share of the ceding company’s liability is included on our balance sheet as “Interest sensitive contracts liabilities.” However, unlike other reinsurance arrangements in which we receive cash or investments as consideration for assuming a portion of the ceding company’s liability, under these types of arrangements, we have established a receivable called “Funds withheld at interest.” For annuity reinsurance agreements, the Funds withheld at interest receivable is equal to our fixed portion of the statutory reserves carried by the ceding company. For life reinsurance agreements, the Funds withheld at interest receivable is equal to the value of the ceding company’s GAAP reserves related to the policies underlying our life reinsurance agreements, which includes reserves for pending claims and reserves for incurred but not reported claims. We are allocated our share of the investment income and realized capital gains and losses that arise from the securities in the investment portfolio underlying the Funds withheld at interest under each type of agreement.

      At June 30, 2003, our Funds withheld at interest receivable related to our annuity reinsurance contracts had a carrying value of approximately $820 million. Our contract with Transamerica accounted for approximately 79% of annuity related Funds withheld at interest receivable as June 30, 2003, as compared to 51% at December 31, 2002. The increase in the proportion of our Funds withheld at interest assets related to the Transamerica contract generally reflects the decrease in our Funds withheld at interest asset that resulted from the termination of our annuity reinsurance agreement with Ohio National in February 2003. At June 30, 2003, the assets held and managed by our ceding companies under our annuity reinsurance contracts were invested in convertible bonds and fixed income securities having a weighted average credit quality of “A” and a weighted average duration of 4.97 years. In addition, at June 30, 2003, approximately 6% of such assets were invested in below investment grade securities, as compared with 4.2% of such assets at December 31, 2002. At

December 31, 2002, these assets had a weighted average credit quality of “A” and a weighted average duration of 5.3 years.

      The average annualized yield rate earned on the assets held and managed by our ceding companies under our annuity reinsurance contracts was approximately 1.65% and 2.13% for the three and six month periods ended June 30, 2003, as compared to 5.36% and 5.38% for the three and six month periods ended June 30, 2002. The average annualized yield rate earned on the assets funding our annuity obligations to Transamerica was approximately 1.24% and 1.43% for the three and six month periods ended June 30, 2003, as compared with 4.28% and 4.47% for the three and six month periods ended June 30, 2002. For purposes of calculating the average yield rate earned on assets held and managed by our ceding companies, including Transamerica, we include net realized capital gains and losses as reported to us by our ceding companies.

      At June 30, 2003, approximately $25.3 million of our Funds withheld at interest receivable was attributable to a 50% quota share reinsurance contract we entered into with XL Life Ltd covering certain blocks of life reinsurance business that we novated to XL Life on December 31, 2002. As of June 30, 2003, the assets related to these reinsurance contracts are investment grade corporate and government securities with an average credit quality of “AA-” and a weighted average duration of 5.8 years. On August 5, 2003 XL Life served notice that it would recapture the 50% quota share reinsurance contract.

Transamerica

      Our annuity reinsurance contract with Transamerica is our largest annuity reinsurance contract and, as of June 30, 2003, approximately $648 million, or 77%, of our Funds withheld at interest receivable; approximately $650 million, or 80%, of our Interest sensitive contracts liability; and approximately $45 million of the Deferred policy acquisition costs assets on our balance sheet related to this contract. As a result of the changes to our Company resulting from the recapture, termination, and novations of numerous blocks of business, including the termination of our annuity reinsurance contract with Ohio National in February 2003, we expect that the assets and liabilities associated with the Transamerica contract will represent a significant portion of our total assets and liabilities in future periods. We do not expect the Transamerica contract to generate significant income in future periods.

      At June 30, 2003, the assets funding the policyholder obligations under the Transamerica contract had an average credit quality of “A” and an average duration of 4.58 years, as compared with an average credit quality of “A-” and an average duration of 4.2 years at December 31, 2002. The contract is a retrocessional arrangement covering VisionMark fixed annuity products issued by IL Annuity and Insurance Company, the primary insurance company. The assets underlying the Transamerica contract are managed by AmerUS Capital Management, the investment manager appointed by IL Annuity. At June 30, 2003 and December 31, 2002, AmerUS Capital Management had invested approximately 63% of the premiums paid in connection with the underlying policies in investment grade convertible bonds and had invested the remaining premiums in investment grade bonds, high yield bonds and mortgage-backed securities. The value of convertible bonds is a function of their investment value (determined by comparing their yield with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and their conversion value (at market value, if converted into the underlying common stock). To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible bonds will be increasingly influenced by their conversion value. Consequently, the value of convertible bonds may be influenced by changes in the equity markets.

      While convertible bonds would typically be expected to produce lower investment income than other fixed income securities, convertible bonds provide the potential for higher total returns through the underlying equity component of the bonds, which are passed on to VisionMark policyholders through the total return adjustment upon surrender of the policies. As with the holders of other single premium deferred annuity policies, a VisionMark policyholder is guaranteed a return of premiums paid plus a guaranteed minimum interest rate of 3% to 3.5% per annum over the life of the policy. During the six months ended June 30, 2003 and the year ended December 31, 2002, we paid approximately $10,057,000 and $26,700,000, respectively, under our annuity reinsurance contract with Transamerica to cover our proportionate share of the shortfall that arose because the net investment returns on the assets related to these policies substantially underperformed the LMIG for surrendered policies.

      According to data provided to us by Transamerica, at June 30, 2003, the assets held by IL Annuity and managed by AmerUS Capital were comprised of the following:

			% of Total
Type of Security	Book Value(1)	Market Value	Market Value

Investment grade convertible bonds	$455,949,172	$449,219,666	63.2%
Investment grade U.S. corporate bonds	130,993,912	139,664,607	19.6%
Below investment grade U.S. corporate bonds	38,354,642	40,410,242	5.7%
Mortgage-backed securities	30,758,742	31,834,698	4.5%
Short term securities	48,907,542	49,774,302	7.0%

Total invested assets	$704,964,010	$710,903,515	100.0%

Accrued investment income		4,492,280

Total market value, including accrued investment income		$715,395,795

(1)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

      According to data provided to us by Transamerica, at June 30, 2003, the credit ratings of the assets (excluding accrued investment income) held by IL Annuity and managed by AmerUS Capital were approximately as follows:

			% of Total
Ratings(1)	Book Value(2)	Market Value	Market Value

AAA	$171,308,887	$171,627,688	24.1%
AA	21,475,641	21,497,080	3.0%
A	205,689,315	209,188,365	29.5%
BBB	261,119,509	260,768,620	36.7%
BB and below	45,370,658	47,821,762	6.7%

Total invested assets	$704,964,010	$710,903,515	100.0%

Accrued investment income		4,492,280

Total market value, including accrued investment income		$715,395,795

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on an equivalent rating assigned by the National Association of Insurance Commissioners.

(2)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

      According to data provided to us by Transamerica, at June 30, 2003, the maturity distribution of the assets held by IL Annuity and managed by AmerUS Capital was approximately as follows:

			% of Total
Maturity	Book Value(1)	Market Value	Book Value

Within one year	$59,009,794	$59,109,505	8.3%
From one to five years	180,045,321	182,876,013	25.7%
From six to ten years	140,737,409	146,658,905	20.6%
More than ten years	325,171,486	322,259,092	45.4%

Total all years	$704,964,010	$710,903,515	100.0%

(1)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

Other Annuity Reinsurance Contracts

      At June 30, 2003, we had two other annuity reinsurance contracts that guaranteed crediting rates that vary in amount and duration. At June 30, 2003, the assets funding the policyholder obligations under these contracts had an average credit quality of “A” and an average duration of approximately 6.47 years, as compared with an average credit quality of “A” and an average duration of approximately 7.04 years at December 31, 2002.

      According to information provided by the ceding companies under these two annuity reinsurance contracts, at June 30, 2003, the assets held and managed by those ceding companies were comprised of as follows:

			% of Total
Type of Security	Book Value(1)	Market Value	Market Value

Investment grade US corporate bonds	$74,175,750	$78,630,000	42.0%
Investment grade UK corporate bonds	84,834,955	92,167,324	49.3%
Government bonds	6,016,848	5,504,040	3.0%
Mortgage securities	4,966,500	5,796,000	3.0%
Below investment grade bonds	5,843,450	5,043,111	2.7%

Total invested assets	$175,837,503	$187,140,475	100.0%

Accrued investment income		3,600,082

Total market value, including accrued investment income		$190,740,557

(1)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

      According to information provided by the ceding companies under these two annuity reinsurance contracts, at June 30, 2003, the credit ratings of the assets (excluding accrued investment income) held and managed by those ceding companies were approximately as follows:

			% of Total
Ratings(1)	Book Value(2)	Market Value	Market Value

AAA	$31,253,062	$33,968,312	18.2%
AA	20,209,536	21,825,974	11.7%
A	62,775,763	67,605,513	36.1%
BBB	54,243,693	57,332,564	30.6%
BB and below	7,355,449	6,408,112	3.4%

Total invested assets	$175,837,503	$187,140,475	100.0%

Accrued investment income		3,600,082

Total market value, including accrued investment income		$190,740,557

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on an equivalent rating assigned by the National Association of Insurance Commissioners.

(2)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

      According to information provided by the ceding companies under these two annuity reinsurance contracts, at June 30, 2003, the maturity distribution of the assets held and managed by those ceding companies was approximately as follows:

			% of Total
Maturity	Book Value(1)	Market Value	Book Value

Within one year	$16,811,366	$16,982,329	9.6%
From one to five years	34,021,304	36,566,412	19.3%
From six to ten years	45,164,298	46,621,583	25.7%
More than ten years	79,840,535	86,970,150	45.4%

Total all years	$175,837,503	$187,140,475	100.0%

(1)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

Liquidity and Capital Resources

      Our liquidity and capital resources are a measure of our overall financial strength and our ability to generate cash flows from our operations to meet our operating and growth needs. Our principal sources of funds are premiums received, net investment income, proceeds from investments called, redeemed or sold and cash and short term investments. The principal obligations and uses of the funds are to post collateral for the statutory reserves ceded to us by U.S. based insured and reinsurers, the payment of policy benefits, acquisition and operating expenses and the purchase of investments. Under the terms of our reinsurance agreements, we are required to provide letters of credit or fund trust accounts with liquid assets to satisfy the collateral requirements of our cedents. At June 30, 2003 and December 31, 2002, letters of credit totaling $106,000,000 and $174,000,000, respectively, had been issued in the ordinary course of our business by our bankers in favor of certain ceding insurance companies (including our U.S. operating subsidiary) to provide security and meet regulatory requirements. At June 30, 2003 and December 31, 2002, cash and investments of approximately $80,000,000 and $115,000,000, respectively, were pledged as collateral for letters of credit. At both June 30, 2003 and December 31, 2002, cash and investments of $98,220,000 and $125,085,000 respectively were held in trust for the benefit of certain ceding insurance companies to provide security and to meet regulatory requirements.

      We have two reinsurance operating subsidiaries, the largest of which is based in and operates out of Bermuda. Our other reinsurance operating subsidiary is based in and operates out of the United States. Our Bermuda operating subsidiary reinsures a large portion of the reinsurance business written by our U.S. operating subsidiary. The primary purpose of this reinsurance is to provide reinsurance capacity to our U.S. operating subsidiary so that it can compete in its market place. Our Bermuda operating subsidiary has made capital infusions into the U.S. operating subsidiary to allow the U.S. company to maintain targeted statutory surplus levels and to provide cash and securities as collateral for the reinsurance cessions the U.S. operating subsidiary makes to the Bermuda operating company. At June 30, 2003, approximately $51,000,000 of our cash and cash equivalents and fixed income securities were held by the U.S. operating subsidiary and were not available to us or our Bermuda operating subsidiary to fund our liquidity or collateral needs. In addition, our U.S. operating company has entered into a letter agreement with the Connecticut Insurance Department that, among other things, restricts the U.S. operating company from paying dividends or settling inter-company balances with us or our Bermuda operating company.

      In March 2003, Hartford Life Insurance Company, the cedent under our largest GMDB reinsurance contract, served notice seeking to institute arbitration proceedings against us alleging that we had failed to satisfy additional collateral requirements under the contract of approximately $59,000,000 as of December 31, 2002. We did not agree with the additional collateral requirements asserted by Hartford Life and, as a result, ceased making claim payments to Hartford Life under the contract. In April 2003, Hartford Life drew approximately $18,000,000 of assets held in trust for its benefit and drew approximately $24,500,000 of letters of credit that had been issued by Citibank for Hartford Life’s benefit. As a result of Hartford Life’s draw on the letters of credit, Citibank applied approximately $20,105,000 in assets that had been posted by us as security under our letter of credit facility against amounts due to Citibank from us. Consequently, approximately $4,395,000 related to our letter of credit facility became due upon demand by Citibank and was paid by us on June 30, 2003. On July 17, 2003, Hartford Life agreed to recapture its GMDB reinsurance contract with us, effective June 30, 2003. As consideration for the recapture, Hartford Life retained approximately $31 million of the funds it had drawn from the trust account and letters of credit and we issued warrants to purchase an aggregate one million of our common shares to Hartford Life. The impact of the recapture in the second quarter of 2003, net of reserves for GMDB that were no longer needed and released, was a charge of approximately $20 million. Under the terms of the recapture, the Company has no further obligations to Hartford Life.

      As discussed in Note 6 to our unaudited consolidated financial statements included elsewhere in this report, on December 31, 2002, we entered into a transaction with XL Life pursuant to which we novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance contract with us with respect to four of those blocks of business. We are in discussions with XL Life regarding certain post closing adjustments called for by the master novation agreement entered into in connection with the transaction. If we cannot reach a satisfactory resolution with XL Life regarding these adjustments, we may be required to enter into arbitration proceedings with XL Life under the agreement. If we are unable to prevail in such arbitration proceedings, we may be required to make substantial cash adjustment payments to XL Life under the agreement.

      On August 5, 2003, XL Life served us with notice of its intention to recapture the 50% quota share reinsurance contract with us. As a result we will not be able to recover our deferred acquisition costs carried for this contract from future expected income, and have written down approximately $21 million of such deferred acquisition costs in the three months ended June 30, 2003.

      XL Life has also indicated its desire to terminate other agreements with us including the $10 million excess of loss reinsurance policy purchased by us in the first quarter of 2002 and two annuity reinsurance contracts between our company and XL Life or its affiliates. The excess of loss reinsurance policy was purchased to protect against LMIG payments under our annuity reinsurance contract with Transamerica, and full recovery under the policy has been anticipated in establishing our deferred acquisition cost asset. The two annuity reinsurance contracts represent approximately $96 million (including a cumulative loss from embedded derivatives of approximately $2.8 million) of our Funds withheld at interest and approximately $95 million of our Interest sensitive contract and other liabilities. We are in discussions with XL Life regarding these other relationships. The outcome of these discussions cannot be determined at this time.

      We did not have sufficient available cash and investments at June 30, 2003 to satisfy the collateral requirements asserted by our cedents under certain of our reinsurance treaties. Two of our cedents have asserted that we must satisfy additional collateral requirements of approximately $78,000,000 in excess of amounts we currently have posted. We have not agreed with the assertion by one of these cedents that we must post approximately $59,000,000 of additional collateral. As a result of our inability to satisfy our obligations, certain parties have claimed that we are in breach of our agreements. As a consequence, such parties have sought and others may seek remedies for such claimed breaches, and we may be required to enter into arbitration or litigation proceedings with those parties. If we do not prevail in any such arbitration or litigation proceeding, it would have a material adverse effect on our financial condition and we may be required to liquidate our operations.

      As of June 30, 2003, we had $29,810,000 of outstanding unsecured letters of credit issued on our behalf by Citibank. In October 2002, Citibank agreed to extend our unsecured letter of credit facility into 2003 in exchange for our agreement to secure or eliminate the letter of credit facility by June 30, 2003. We were unable to secure or eliminate the letter of credit facility by that date. Although we are seeking to reduce the amount of outstanding letters of credit issued on our behalf by Citibank, primarily through recaptures and terminations of reinsurance agreements, we expect that there will be letters of credit outstanding that will expire on December 31, 2003. At that time, Citibank may not renew the letters of credit. If Citibank does not renew the letters of credit, our cedents will be entitled to draw on the letters of credit and we would be obligated to repay Citibank for any amounts drawn.

      At June 30, 2003, our total capitalization, which consists entirely of equity, was $146,721,736. On March 1, 2002, we filed a shelf registration statement on Form S-3 to register under the Securities Act of 1933 for $200,000,000 of senior debt to be sold in one or more transactions on a delayed basis. We subsequently determined that we would not utilize the shelf registration and requested that the Securities and Exchange Commission withdraw the registration statement in March 2003.

      For the six months ended June 30, 2003, we utilized $86,149,537 of our cash and equivalents to fund our operating activities, as compared with generating cash and equivalents of $18,395,545 from our operating activities for the six months ended June 30, 2002. The utilization of our cash and equivalents during the first six months of 2003 primarily reflects recaptures and terminations of certain of our reinsurance agreements, as well as increased operating expenses during that period.

      While we plan to continue receiving premiums and paying claims under our remaining reinsurance treaties, we have ceased to write new reinsurance agreements and have notified our existing clients that we will not be accepting any new business under existing treaties on their current terms. We do not anticipate writing new reinsurance agreements in the foreseeable future. Our plans involve attempting to meet or reduce our collateral requirements by continuing to negotiate the recapture, retrocession, novation or sale of certain of our reinsurance agreements. During the first six months of 2003, these types of transactions resulted in significant losses for us. We expect to incur additional charges in connection with similar transactions in the third quarter of 2003; however, the magnitude of charges associated with these types of transactions should be significantly less than previous quarters. In January 2003, we instituted substantial premium rate increases on all of our non-guaranteed premium yearly renewable term contracts. All of our cedents subject to the rate increase, except MetLife and one other cedent who has accepted the rate increase, have elected to recapture their reinsurance agreements. MetLife has made the rate increase a subject of arbitration with us, and has indicated that its election to recapture is dependent upon the arbitration panel’s conclusion about the validity of the rate increase. There can be no assurance that our plans will be successful in improving our operations and liquidity, or that we can successfully implement its plans. If our plans are not successful or we are unable to implement our plans we will not be able to satisfy our obligations in 2003 and will likely be required to liquidate our business if we cannot successfully pursue any other strategic alternative. The report of our independent auditors included in our Annual Report on Form 10-K for the year ended December 31, 2002, as amended, contains a paragraph expressing substantial doubt regarding our ability to continue as a going concern.

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

      We have no material commitments for capital expenditures as of June 30, 2003, but as noted above, we have significant obligations that we will not be able to satisfy unless we are able to negotiate the termination, recapture, or novation of certain reinsurance agreements on favorable terms, or raise capital. Since beginning our efforts to raise capital, we have been unable to do so, and there can be no assurances that our efforts to raise capital or pursue other strategic alternatives will be successful.

Forward-Looking and Cautionary Statements

      This report, together with other statements and information we may provide, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for future operations and financing needs or plans, as well as assumptions relating to the foregoing. The words “expect,” “project,” “estimate,” “predict,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements include these expressions. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Factors that could materially and adversely affect our operations and financial condition and/or cause our actual results of operations or financial condition to differ from those expressed or implied in our forward-looking statements include, but are not necessarily limited to, our ability to meet the obligations associated with our current business and to fund our continuing operations; our ability to reduce or otherwise satisfy our collateral obligations through novations, recaptures or otherwise; the outcome of pending legal proceedings involving us; our ability to obtain acceptable financial ratings; the ability of our cedents to manage successfully assets they hold on our behalf; our success in managing our investments; our ability to maintain the listing of our common shares on the New York Stock Exchange; changes in mortality, morbidity and claims experience; our ability to make accurate estimates and assumptions regarding future mortality, persistency, lapses, expenses and investment performance based upon historical results and information provided to us by our cedents; our ability to underwrite business; unanticipated withdrawal or surrender activity; changes in market conditions, including changes in interest rate levels; the competitive environment; the impact of recent and possible future terrorist attacks and the U.S. government’s response thereto; our ability to attract and retain clients; the loss of a key executive; regulatory changes (such as changes in U.S. tax law and insurance regulation that directly affect the competitive environment for our products); and a prolonged economic downturn. Investors are also directed to consider the risks and uncertainties discussed in other documents we have filed with the Securities and Exchange Commission, and in particular, our Annual Report on Form 10-K for the year ended December 31, 2002, as amended. We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of June 30, 2003.

      Our major market risk exposure is changing interest rates, primarily in the United States. We have a portfolio of fixed income investments and a change in interest rates will affect the fair value of our investments and may affect our operating results and financial condition. We seek to manage interest rate risk with effective maturity structures and with the application of duration management practices.

      We have no equity securities in our general account. We have significant market risk, including equity risk, from our largest annuity reinsurance contract and our GMDB/ GMIB contract. We do not currently use derivative financial instruments such as futures and options to manage risk in our general account or assumed through our reinsurance agreements, although we may do so in the future. We manage other risks, including credit and liquidity, in the normal course of business. In managing credit risk, we establish overall quality and rating guidelines and place limits on credit exposure by issuer and industry to achieve appropriate diversification in the portfolio. We do not have a trading portfolio and are not exposed to market risk from trading activities.

      Our primary market risk exposures as of June 30, 2003 have changed since the year ended December 31, 2002 as a result of a decrease in the amount of our invested assets and funds withheld. In addition, the recapture of our GMBD reinsurance contract with Hartford Life has changed our market risk exposures.

      The table below presents as of June 30, 2003 the amortized cost amounts and related weighted average interest rates by years of maturity for our investment portfolio. Mortgage-backed securities are included in the table by anticipated year of maturity.

	Cash and Cash	Weighted Average	Fixed Maturity	Weighted Average
Year of Maturity	Equivalents	Interest Rate	Investments	Interest Rate

	(Dollars in thousands)
2003	$139,793	0.87%	$3,344	6.54%
2004			6,026	3.59%
2005			9,019	4.51%
2006			12,859	5.55%
2007			8,519	5.61%
Thereafter			42,351	5.11%

Total	$139,793	0.87%	$82,118

Fair Value	$139,793		$85,065

      Sensitivity analysis and duration modeling are used to estimate changes in fair values of fixed income investments and the potential effects on operating earnings and cash flows resulting from possible near term changes in interest rates. The term “near term” means a period of time going forward up to one year from the date of our consolidated financial statements. Durations of fixed income investments are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income. Our duration model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model. The duration model produces a loss in fair value of the fixed income investments of approximately $2,800,000 based on a 100 basis point increase in interest rates as of June 30, 2003. Conversely, gains of similar amounts are produced by the model with a 100 basis point decrease in interest rates. Actual results may differ from the hypothetical change in fair values assumed in this disclosure, especially since the analysis does not and cannot reflect the results of any actions that would be taken by us to mitigate losses or to optimize gains in fair values.

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

      As of June 30, 2003, after giving effect to the termination or recapture of certain annuity reinsurance agreements that were in effect on December 31, 2002, the net impact on our embedded derivatives of a 20 basis point increase or decrease in credit spreads is a loss or gain on the embedded derivative of approximately $52,000, respectively. Also as of June 30, 2003 and after giving effect to the termination or recapture of certain annuity reinsurance agreements, the net impact on our embedded derivatives of a 50 basis point increase or decrease in interest rates as a result of duration mismatching is a gain or loss on the embedded derivative of approximately $770,000, respectively. The duration of the actual assets is approximately 7.17 years and the duration of the notional asset is approximately 7.62 years.

      The table below shows the change in our embedded derivatives by quarter for 2002 and 2003, including only those embedded derivatives relating to contracts in force at June 30, 2003:

	Change in Embedded	Embedded Derivative
	Derivative Value	at Fair Value

First Quarter 2002	$843,491	$(2,831,908)
Second Quarter 2002	$(4,447,113)	$(7,279,021)
Third Quarter 2002	$(5,832,309)	$(3,111,330)
Fourth Quarter 2002	$(672,539)	$(13,783,869)
First Quarter 2003	$2,155,984	$(11,627,885)
Second Quarter 2003	$(817,612)	$(12,445,497)

      Our accounting policy for guaranteed minimum death benefit, guaranteed minimum income benefit and enhanced earnings benefit contracts is discussed in Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. As of December 31, 2002, we had established reserves of approximately $18,500,000 related to these types of minimum guarantees associated with variable annuity products. As a result of the recapture of our largest guaranteed minimum death benefit contract as of June 30, 2003, our exposure to guaranteed minimum death benefits has declined from $1,231 million to less than $170 million. Our exposure for guaranteed minimum income benefits has not materially changed since December 31, 2002. Our reserve as of June 30, 2003 is $9,400,000. These reserves are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges over the lives of the contracts. Our reserve methodology for these variable annuity minimum guarantee products is not directly market sensitive, although we do make assumptions about the state of the financial markets when we establish our reserves for these exposures. After giving effect to the recapture of our largest guaranteed minimum death benefit contract, we estimate no significant impact on our reserve for guaranteed minimum death benefits and guaranteed minimum income benefits based on our preliminary review of the Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.”

      We refer you to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2002 for additional information regarding our exposure to market risk.

      The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See “Forward-Looking and Cautionary Statements.”

Item 4.     Controls and Procedures

      As of the end of the period covered by this Form 10-Q, the Company’s management, including its Chief Executive Officer/ Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/ Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting during the period ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

      On and since December 4, 2002, certain of our shareholders have filed purported shareholder class action lawsuits against us and certain of our present and former officers and directors in the United States District Court for the District of Connecticut seeking unspecified monetary damages. The plaintiffs claim that the defendants violated certain provisions of the United States securities laws by making various alleged material misstatements and omissions in public filings and press releases. The plaintiffs filed a single consolidated amended complaint in July 2003, adding as defendants XL Capital Ltd and two additional directors. The Company’s response is currently due in September 2003.

      On March 18, 2003, Hartford Life Insurance Company, the cedent under our largest guaranteed minimum death benefit reinsurance contract, served notice seeking to institute arbitration proceedings against us alleging that we have failed to satisfy additional collateral requirements under the contract of approximately $59.0 million. On July 17, 2003, Hartford Life agreed to recapture its guaranteed minimum death benefits reinsurance contract with us. As consideration for the recapture, Hartford Life retained approximately $31 million of the funds it had drawn from a trust account and letters of credit that had been posted as collateral under the contract, and we issued warrants to purchase an aggregate one million of our common shares to Hartford Life. Under the terms of the recapture, we have no further obligations to Hartford Life.

      There are no other arbitration or other legal proceedings currently in process.

Item 2.     Changes in Securities and Use of Proceeds

      On June 25, 2003, our Board approved the issuance of 575,000 shares of restricted stock to various employees in connection with retention arrangements. Issuance of the restricted stock required no investment decision on the part of each recipient. If the grant were deemed to be a sale of securities under the Securities Act of 1933 (the “1933 Act”), we believe such sale would be exempt from the 1933 Act pursuant to Section 4(2) thereof or Regulation S thereunder.

      On July 17, 2003, we issued warrants to purchase an aggregate one million of our common shares at an exercise price of $1.25 per share to Hartford Life, the ceding company under our largest guaranteed minimum death benefit reinsurance contract. The warrants were issued in connection with the recapture of the contract and expire on June 30, 2013. The issuance of the warrants was exempt from the registration requirements of the 1933 Act pursuant to Section 4(2) thereof.

Item 4. Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders of the Company was held on June 3, 2003. The following matters were voted upon at the Annual Meeting, and received the votes set forth below:

      (a) All of the following persons were elected to serve as directors and received the number of votes set forth opposite their respective name:

	FOR	WITHHELD

John F. Burke	19,070,559	97,061
Albert R. Dowden	19,056,275	111,345
Robert P. Johnson	19,056,875	110,745
Henry C.V. Keeling	19,056,275	111,345
Robert M. Lichten	19,056,875	110,745
Jeffrey D. Watkins	19,056,275	111,345

      (b) A proposal to ratify the appointment of KPMG as independent accountants for the Company for the 2003 fiscal year was approved and received 17,248,722 votes FOR and 22,684 votes AGAINST, with 1,896,214 abstentions and broker non-votes.

Item 5.     Other Information

      Effective as of June 30, 2003, our largest guaranteed minimum death benefit reinsurance contract was recaptured by Hartford Life, the ceding company under that contract. As discussed elsewhere in this report, in connection with securing the recapture of the contract, we issued warrants to acquire up to one million of our common shares to Hartford Life.

      On August 5, 2003, XL Life served us with notice of its intention to recapture a 50% quota share reinsurance contract entered into with us on December 31, 2002. We will not be able to recover the deferred acquisition costs carried for this contract from future expected income, and have written down approximately $21 million of such deferred acquisition costs in the three months ended June 30, 2003.

      XL Life has also indicated its desire to terminate other agreements with us, including a $10 million excess of loss reinsurance policy purchased by us in the first quarter of 2002 and two annuity reinsurance contracts between our company and XL Life or its affiliates. The excess of loss reinsurance policy was purchased to protect against lifetime minimum interest guarantee payments under our annuity reinsurance contract with Transamerica Occidental Life Insurance Company. We are in discussions with XL Life regarding these other relationships. The outcome of these discussions cannot be determined at this time.

      During 1998, certain of our officers purchased 163,121 of our common shares, and we made loans to the officers to partially finance such purchases. The loans accrued interest at 7% per annum and certain unpaid loans became due and payable in April 2003. In connection with the renegotiation or termination of certain officers’ employment agreements, we have deemed the outstanding loans of those officers to have been repaid in exchange for the officers agreeing to forego certain bonus, severance or other payments that are or may become payable to them. During the six months ended June 30, 2003, loans of $1,000,000 with accrued interest of $402,812 had been deemed repaid in this manner.

      On April 8, 2003, we received notice from the New York Stock Exchange that we did not satisfy the NYSE’s continued listing standards as of that date because the average closing price of our common shares had been below $1.00 for a 30 consecutive trading day period. If we cannot achieve (i) a $1.00 average share price for the 30 consecutive trading days prior to October 7, 2003, the expiration of the six month period following the date of the receipt of this notification, and (ii) a $1.00 share price on October 7, 2003, then the NYSE will commence suspension and delisting procedures with respect to our common shares. In addition, the NYSE informed us that it is considering whether we continue to meet certain of the NYSE’s qualitative continued listing standards due to concerns over our financial condition.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits —

4	Form of Warrant issued to Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company.
10.1	Amended and Restated Employment Agreement, dated as of July 28, 2003, by and between Annuity and Life Re (Holdings), Ltd., Annuity and Life Reassurance, Ltd. and John F. Burke.
10.2	Employment Agreement, dated as of June 10, 2003, among Annuity and Life Re (Holdings), Ltd., Annuity and Life Reassurance, Ltd. and Robert Reale.
10.3	Recapture Agreement and General Release of Guaranteed Minimum Death Benefit Reinsurance Agreements, dated as of June 30, 2003, among Hartford Life and Annuity Insurance Company, Hartford Life Insurance Company and Annuity and Life Reassurance, Ltd.
31	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer and Chief Financial Officer.
32	Section 1350 Certification of the Company’s Chief Executive Officer and Chief Financial Officer.

      (b) Reports on Form 8-K —

      Current Report on Form 8-K (Items 7 and 12) dated and filed on April 3, 2003, regarding the Company’s release of its financial results for the three and twelve month periods ended December 31, 2002.

      Amended Current Report on Form 8-K (Item 7) dated February 14, 2003 and filed on April 16, 2003, providing unaudited pro forma condensed consolidated financial statements for the year ended December 31, 2002, reflecting the termination of the Company’s annuity reinsurance agreement with The Ohio National Life Insurance Company and the transfer of certain blocks of life reinsurance business to XL Life Ltd, as well as other terminations and recaptures of reinsurance contracts during 2002 and through March 31, 2003.

      Current Report on Form 8-K (Items 7 and 12) dated May 15, 2003 and filed on May 16, 2003, regarding the Company’s release of its financial results for the three month period ended March 31, 2003.

      Current Report on Form 8-K (Items 7 and 12) dated and filed on August 7, 2003, reporting several recent developments that had occurred with respect to the Company, including the recapture of the Company’s largest guaranteed minimum death benefit reinsurance contract and the announcement that XL Life Ltd had served notice that it intended to recapture four life reinsurance contracts ceded to the Company on a 50% quota share basis.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

/s/ JOHN F. BURKE

Name: John F. Burke

Title:	Chief Executive Officer and

Chief Financial Officer

Date: August 14, 2003

EXHIBIT INDEX

4	Form of Warrant issued to Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company.
10.1	Amended and Restated Employment Agreement, dated as of July 28, 2003, by and between Annuity and Life Re (Holdings), Ltd., Annuity and Life Reassurance, Ltd. and John F. Burke.
10.2	Employment Agreement, dated as of June 10, 2003, among Annuity and Life Re (Holdings), Ltd., Annuity and Life Reassurance, Ltd. and Robert Reale.
10.3	Recapture Agreement and General Release of Guaranteed Minimum Death Benefit Reinsurance Agreements, dated as of June 30, 2003, among Hartford Life and Annuity Insurance Company, Hartford Life Insurance Company and Annuity and Life Reassurance, Ltd.
31	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer and Chief Financial Officer.
32	Section 1350 Certification of the Company’s Chief Executive Officer and Chief Financial Officer.