Form 10-Q
period 2003-09-30
ANNUITY & LIFE RE HOLDINGS LTD
filed 2003-11-14
CIK 1051628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

      The number of the registrant’s Common Shares (par value $1.00 per share) outstanding as of November 5, 2003 was 26,473,728.

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED BALANCE SHEETS
(U.S. dollars)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Cash and cash equivalents	$113,859,239	$152,930,908
Fixed maturity investments at fair value (amortized cost of $96,058,034 and $146,487,903 at September 30, 2003 and December 31, 2002)	98,810,759	153,415,429
Funds withheld at interest	695,573,638	1,427,093,380
Accrued investment income	1,083,924	2,141,338
Receivable for reinsurance ceded	89,506,699	93,669,173
Other reinsurance receivables	6,775,426	25,025,453
Deferred policy acquisition costs	74,844,406	187,913,648
Other assets	965,194	2,508,858

Total Assets	$1,081,419,285	$2,044,698,187

Liabilities
Reserves for future policy benefits	$187,391,334	$269,619,809
Interest sensitive contracts liability	700,977,967	1,443,143,080
Other reinsurance liabilities	38,013,037	51,139,164
Accounts payable and accrued expenses	8,637,124	12,459,423

Total Liabilities	$935,019,462	$1,776,361,476

Stockholders’ Equity
Preferred shares (par value $1.00; 50,000,000 shares authorized; no shares outstanding)	$—	$—
Common shares (par value $1.00; 100,000,000 shares authorized; 26,473,728 and 26,106,328 shares outstanding at September 30, 2003 and December 31, 2002)	26,473,728	26,106,328
Additional paid-in capital	334,481,610	335,334,932
Notes receivable from stock sales	—	(1,626,493)
Unamortized stock grant compensation	(1,732,985)	(2,514,693)
Stock warrants	1,250,000	—
Accumulated other comprehensive income	2,211,223	6,162,525
(Accumulated deficit)	(216,283,753)	(95,125,888)

Total Stockholders’ Equity	$146,399,823	$268,336,711

Total Liabilities and Stockholders’ Equity	$1,081,419,285	$2,044,698,187

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in U.S. dollars)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Net premiums	$28,657,263	$84,934,401	$148,586,899	$255,007,035
Investment income, net of related expenses	16,250,225	31,127,396	30,143,651	82,083,855
Net realized investment (losses) gains	(52,025)	9,297,351	6,508,019	10,813,315
Net change in fair value of embedded derivatives	2,808,427	(13,277,823)	14,845,749	(18,254,530)
Surrender fees and other revenues	1,667,997	3,549,362	6,061,022	13,606,694

Total Revenues	$49,331,887	$115,630,687	$206,145,340	$343,256,369

Benefits and Expenses
Claim and policy benefits	$19,075,004	$91,381,831	$178,589,650	$224,640,576
Interest credited to interest sensitive products	3,821,854	18,345,349	12,911,155	57,215,862
Policy acquisition costs and other insurance expenses	22,796,448	17,492,342	119,928,722	73,700,329
Collateral costs	—	3,731,580	—	6,080,321
Operating expenses	3,605,189	3,826,602	15,873,678	10,626,666

Total Benefits and Expenses	$49,298,495	$134,777,704	$327,303,205	$372,263,754

Net Income (Loss)	$33,392	$(19,147,017)	$(121,157,865)	$(29,007,385)

Net income (loss) per common share
Basic	$0.00	$(0.74)	$(4.69)	$(1.13)
Diluted	$0.00	$(0.74)	$(4.69)	$(1.13)

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(Unaudited and in U.S. dollars)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) for the period	$33,392	$(19,147,017)	$(121,157,865)	$(29,007,385)
Other comprehensive (loss) income:
Unrealized holding (losses) gains on securities arising during the period	(482,029)	17,633,359	2,556,717	20,486,539
Less reclassification adjustment for realized losses and gains in net income (loss)	(52,025)	9,297,351	6,508,019	10,813,315

Other comprehensive (loss) income	$(430,004)	$8,336,008	$(3,951,302)	$9,673,224

Total Comprehensive (Loss)	$(396,612)	$(10,811,009)	$(125,109,167)	$(19,334,161)

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in U.S. dollars)

	For the Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities
Net (loss)	$(121,157,865)	$(29,007,385)
Adjustments to reconcile net (loss) to cash (used) provided by operating activities:
Net realized investment (gains)	(6,508,019)	(10,813,315)
Net change in fair value of embedded derivatives	(14,845,749)	18,254,530
Amortization of stock grant compensation	295,786	541,344
Unrealized loss on interest rate swap	—	2,005,000
Stock warrants expense	1,250,000	—
Changes in:
Accrued investment income	1,057,414	833,266
Deferred policy acquisition costs	113,069,242	(19,015,030)
Other reinsurance receivables	22,412,502	(2,215,364)
Other assets	1,543,664	1,834,484
Reserves for future policy benefits	(82,228,475)	59,050,154
Interest sensitive contracts, net of funds withheld	4,200,378	1,386,015
Other reinsurance liabilities	(13,126,127)	5,560,803
Accounts payable and accrued expenses	(3,822,299)	2,980,910

Net cash (used) provided by operating activities	$(97,859,548)	$27,726,444

Cash flows from investing activities
Proceeds from sales of fixed maturity investments	$329,135,148	$467,314,155
Purchase of fixed maturity investments	(271,973,762)	(485,627,324)

Net cash provided (used) by investing activities	$57,161,386	$(18,313,169)

Cash flows from financing activities
Interest accrued on notes receivable	$(43,998)	$(74,437)
Interest collected on notes receivable	420,491	38,620
Repayments (issuances) of notes receivable	1,250,000	(250,000)
Dividends paid to stockholders	—	(3,867,909)
Increase in deposit liability	—	10,000,000

Net cash provided by financing activities	$1,626,493	$5,846,274

(Decrease) increase in cash and cash equivalents	$(39,071,669)	$15,259,549
Cash and cash equivalents, beginning of period	152,930,908	104,793,019

Cash and cash equivalents, end of period	$113,859,239	$120,052,568

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and in U.S. dollars)

	For the Nine Months Ended
	September 30,

	2003	2002

Preferred shares par value $1.00
Balance at beginning and end of period	$—	$—

Common shares par value $1.00
Balance at beginning of period	$26,106,328	$25,705,328
Issuance of shares	575,000	401,000
(Cancellation) of shares	207,600	—

Balance at end of period	$26,473,728	$26,106,328

Additional paid-in capital
Balance at beginning of period	$335,334,932	$332,447,062
Issuance of shares	353,250	2,887,870
(Cancellation) of shares	(1,206,572)	—

Balance at end of period	$334,481,610	$335,334,932

Notes receivable from stock sales
Balance at beginning of period	$(1,626,493)	$(1,317,259)
Repayments (issuances)	1,250,000	(250,000)
Interest collected on notes receivable	420,491	38,620
Accrued interest during period	(43,998)	(74,437)

Balance at end of period	$—	$(1,603,076)

Unamortized stock grant compensation
Balance at beginning of period	$(2,514,693)	$—
(Issuance) of stock grants	(928,250)	(3,288,870)
Cancellation of stock grants	1,414,172	—
Amortization of stock grants	295,786	541,344

Balance at end of period	$(1,732,985)	$(2,747,526)

Stock warrants outstanding
Balance at beginning of period	$—	$—
Issuance of warrants	1,250,000	—

Balance at end of period	$1,250,000	$—

Accumulated other comprehensive income
Balance at beginning of period	$6,162,525	$6,418,469
Net unrealized (losses) gains on securities	(3,951,302)	9,673,224

Balance at end of period	$2,211,223	$16,091,693

(Accumulated deficit) retained earnings
Balance at beginning of period	$(95,125,888)	$38,935,242
Net (loss)	(121,157,865)	(29,007,385)
Stockholder dividends	—	(3,867,909)

Balance at end of period	$(216,283,753)	$6,059,948

Total Stockholders’ Equity	$146,399,823	$379,242,299

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

2.     Going Concern Basis of Presentation

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended December 31, 2002, as amended. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements.

      The accompanying unaudited consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company incurred significant operating losses in 2002 and the first six months of 2003. Further, the financial strength ratings of the Company’s operating subsidiaries were downgraded in 2002 and 2003 by A.M. Best, Standard & Poor’s, and Fitch Ratings to C+, BB-, and C, respectively. At the Company’s request, all three financial ratings have been withdrawn.

      In addition, the Company is required to post collateral for the statutory reserves ceded to it by U.S. based insurers and reinsurers. As of September 30, 2003, the Company did not have sufficient available cash and investments to satisfy the collateral requirements asserted by CIGNA, the cedent under the Company’s only guaranteed minimum death benefit and guaranteed minimum income benefit agreement. The collateral requirement for this agreement is determined at the end of each calendar year and does not change in interim periods. As of December 31, 2002, CIGNA asserted that the Company was required to satisfy additional collateral requirements of approximately $59.0 million in excess of the $11.0 million of collateral posted. The Company has not agreed with CIGNA’s computation of the $70.0 million collateral requirement and has not posted any additional collateral under the agreement. As a result, CIGNA has alleged that the Company is in breach of its agreement, and may institute arbitration or litigation proceedings to seek remedies for the alleged breach. If the Company does not prevail in any such arbitration or litigation proceedings, it would have a material adverse effect on the Company’s financial condition and the Company may be required to liquidate its operations. As of September 30, 2003, the Company had met the collateral requirements of its other cedents, and the Company expects to be able to meet any collateral requirements asserted at December 31, 2003, other than CIGNA.

      As of September 30, 2003, the Company had $26.7 million of outstanding unsecured letters of credit issued on its behalf by Citibank that expire on December 31, 2003. In November 2003, Citibank agreed to renew the Company’s unsecured letter of credit facility until December 31, 2004 if the Company reduces the unsecured balance of the letter of credit facility to $17.0 million by November 30, 2003. If the Company does not reduce the unsecured balance of the letter of credit facility to $17.0 million by November 30, 2003 and Citibank does not renew the letters of credit, the letters of credit will expire on December 31, 2003 and the

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s cedents will be entitled to draw on the letters of credit. The Company would then be obligated to repay Citibank for any amounts drawn.

      Under Bermuda law, a single creditor could make a statutory demand upon the Company for satisfaction of obligations owed to that creditor. If the statutory demand is held to be valid, and the Company is unable to satisfy its obligations to that creditor, the creditor may institute proceedings seeking the liquidation of the Company. As of the date of this report, the Company has been served with three statutory demands under Bermuda law. The Company satisfied or otherwise eliminated its obligations to two of the parties making those demands. The third demand relates to an allegation that the Company owes $640,000 to Imagine Re, a Bermuda based reinsurance company, as reimbursement for expenses incurred by Imagine Re in connection with a proposed December 2002 capital raising transaction with the Company that was not consummated. The Company believes that Imagine Re is not entitled to reimbursement of these expenses under the applicable agreement and intends to defend against Imagine Re’s claims. If an undisputed creditor of the Company successfully pursues this statutory process and the Company is unable to discharge its obligations, liquidation proceedings could be commenced against the Company.

      Transamerica Occidental Life Insurance Company (“Transamerica”) has alleged that the Company owes $14.9 million under its annuity reinsurance agreement with it. The Company has not agreed that such amount currently is owed to Transamerica and the parties are attempting to resolve their issues. Transamerica has indicated that if the parties cannot resolve their issues, it will attempt to put the Company’s Bermuda operating subsidiary into liquidation.

      In addition to the discussions with Transamerica related to the alleged amounts owed to it, the Company has been attempting to engage Transamerica, and ultimately IL Annuity and Insurance Company, the primary insurance company under the Transamerica agreement, in discussions aimed at improving investment returns from the convertible bond portfolio and potentially redesigning the Vision Mark product to reduce the minimum guarantee exposures from the Transamerica agreement. If the Company is not successful in convincing Transamerica and IL Annuity to restructure the portfolio and/or to redesign the product, the Company may incur additional write downs of deferred acquisition costs in the future.

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

      In January 2003, the Company instituted substantial premium rate increases on all of its non-guaranteed premium yearly renewable term agreements. All of the Company’s cedents subject to the rate increase, except The Metropolitan Life Insurance Companies (“MetLife”) and one other cedent who has accepted the rate increase, have recaptured their reinsurance agreements. MetLife has made the rate increase a subject of arbitration with the Company, and has indicated that its election to recapture is dependent upon the arbitration panel’s conclusion about the validity of the rate increase. On October 3, 2003, MetLife drew approximately $7.4 million of assets held in trust for its benefit. The Company believes the draw was inappropriate due to the pending arbitration, but has chosen at this time not to attempt to challenge the draw, as the Company will likely request that the arbitration panel make it a subject of the arbitration. The arbitration proceeding is scheduled to commence on December 15, 2003.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The MetLife reinsurance agreement is the Company’s largest life reinsurance agreement. During the first nine months of 2003, it produced $29.9 million of premium revenue and $6.3 million of loss for the Company. If the Company is not successful in obtaining the rate increase through the arbitration and MetLife does not recapture the agreement, the Company is likely to continue to incur losses from this agreement for the foreseeable future. If the Company is successful in the arbitration and MetLife recaptures the agreement, the Company’s annual premium revenues will decline, but the Company would no longer incur losses under the agreement.

      The Company continues to consider its strategic alternatives, including the possibility of raising new capital, but has not been able to successfully raise new capital to date. The Company has ceased to write new reinsurance agreements and is not accepting any new business under existing treaties on their current terms. The Company does not anticipate writing new reinsurance agreements in the foreseeable future. In addition, the Company is a defendant in a shareholder class action suit. The plaintiffs have not disclosed the damages sought. These aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

      To date, the Company’s plans have involved reducing its collateral requirements by negotiating the recapture, retrocession, novation or sale of certain of its reinsurance agreements. During the first nine months of 2003, these types of transactions resulted in significant losses for the Company. While the Company may enter into similar transactions in the future, it is not actively seeking to do so.

      There can be no assurance that the Company will be able to improve its operations and liquidity. If the Company is unable to reposition its general account investment portfolio to achieve a substantially higher yield within its investment guidelines, successfully defend against the pending shareholder class action suit, attain a favorable outcome from the MetLife arbitration, and settle its issues with Transamerica regarding their annuity reinsurance agreement, the Company may not be able to meet its obligations. The Company’s failure to achieve any one of the foregoing items could have a material adverse effect on its financial condition and results of operations. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.     Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted income (loss) per share for the three month and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) available to common shareholders	$33,392	$(19,147,017)	$(121,157,865)	$(29,007,385)

Basic:
Weighted average number of common shares outstanding	25,893,861	25,733,141	25,848,999	25,722,016
Net income (loss) per share	$0.00	$(0.74)	$(4.69)	$(1.13)

Diluted:
Weighted average number of common shares outstanding	26,350,616	25,733,141	25,848,999	25,722,016
Net income (loss) per share	$0.00	$(0.74)	$(4.69)	$(1.13)

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Business Segments

      The Company separately tracks financial results of the Company’s life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in all products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk, including those products that provide minimum guarantees on variable annuity products. In addition, certain of the Company’s modified coinsurance annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities. The change in the fair value of these embedded derivatives is included in the annuity segment. Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in the Company’s portfolio and investment income on undeployed invested assets. Operating expenses are allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to the segment, except for capital raising costs, which are charged directly to the corporate segment. Capital raising costs incurred in 2002 have been reallocated to the corporate segment to maintain comparability with the presentation for 2003. The Company believes that investors will better understand the Company’s profitability, risk profile, and capital deployment through this segment reporting method. There are no intersegment transactions. The following table displays several key measurements for each of the Company’s business segments:

Three Months Ended	Life	Annuity
September 30, 2003	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$30,013,563	$19,097,603	$220,721	$49,331,887
Benefits and Expenses	29,412,349	18,718,677	1,167,469	49,298,495

Segment Income (Loss)	$601,214	$378,926	$(946,748)	$33,392

Total Assets	$273,604,371	$726,777,967	$81,036,947	$1,081,419,285

Three Months Ended	Life	Annuity
September 30, 2002	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$86,708,167	$18,535,565	$10,386,955	$115,630,687
Benefits and Expenses	96,647,003	36,789,209	1,341,492	134,777,704

Segment (Loss) Income	$(9,938,836)	$(18,253,644)	$9,045,463	$(19,147,017)

Total Assets	$657,422,016	$1,549,867,709	$113,368,735	$2,320,658,460

Nine Months Ended	Life	Annuity
September 30, 2003	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$147,690,979	$50,967,532	$7,486,829	$206,145,340
Benefits and Expenses	231,574,262	91,523,023	4,205,920	327,303,205

Segment (Loss) Income	$(83,883,283)	$(40,555,491)	$3,280,909	$(121,157,865)

Total Assets	$273,604,371	$726,777,967	$81,036,947	$1,081,419,285

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended	Life	Annuity
September 30, 2002	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$260,319,388	$66,846,670	$16,090,311	$343,256,369
Benefits and Expenses	256,465,768	111,901,285	3,896,701	372,263,754

Segment Income (Loss)	$3,853,620	$(45,054,615)	$12,193,610	$(29,007,385)

Total Assets	$657,422,016	$1,549,867,709	$113,368,735	$2,320,658,460

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Accounting Standards

FASB Statement Number 148

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) — as reported	$33,392	$(19,147,017)	$(121,157,865)	$(29,007,385)
Pro forma effect on net income (loss) of applying fair value accounting to pre January 1, 2003 option grants	(345,248)	(862,121)	(1,440,849)	(2,586,363)

Net (loss) — pro forma	$(311,856)	$(20,009,138)	$(122,598,714)	$(31,593,748)

Income (loss) per share as reported:
Basic	$0.00	$(0.74)	$(4.69)	$(1.13)
Diluted	$0.00	$(0.74)	$(4.69)	$(1.13)
Pro forma effect on net income (loss) per share of applying fair value accounting to pre January 1, 2003 option grants:
Basic	$(0.01)	$(0.04)	$(0.05)	$(0.10)
Diluted	$(0.01)	$(0.04)	$(0.05)	$(0.10)
Pro forma (loss) per share:
Basic	$(0.01)	$(0.78)	$(4.74)	$(1.23)
Diluted	$(0.01)	$(0.78)	$(4.74)	$(1.23)

AICPA Statement of Position (SOP 03-1)

      In July 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts. The SOP provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. The SOP

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will change the manner in which life insurance companies account for certain types of insurance and reinsurance contracts including those that cover risks such as guaranteed minimum death benefits and guaranteed minimum income benefits. Additionally, the SOP provides accounting guidance for sales inducements paid to contract holders and provides guidance for establishing liabilities for contracts with features that may result in more than one potential account balance. The SOP is effective for financial statements for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. The SOP may not be applied retroactively to prior years’ financial statements, and initial application should be as of the beginning of an entity’s fiscal year. The Company has an annuity reinsurance agreement with Transamerica and a combined GMDB/GMIB contract with CIGNA that may be affected by the adoption of this new SOP. Management is in the process of reviewing the SOP and assessing its impact on the Company’s financial reporting, but has not yet completed its analysis. Management believes that the impact on the Company’s accounting for the annuity reinsurance agreement with Transamerica could be significant as a result of adopting the SOP. Management also believes that the Company’s carried reserves for its GMDB/GMIB contract will not change significantly as a result of adopting the SOP.

6.     Related Party Transactions

XL Life Ltd

      On December 31, 2002, the Company entered into a transaction with XL Life Ltd (“XL Life”), a subsidiary of XL Capital, pursuant to which the Company transferred certain blocks of life reinsurance business to XL Life. Under the agreement with XL Life, the Company novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance agreement with the Company with respect to four of those blocks of business. As a result of the transaction, the Company incurred a loss of approximately $26.5 million, primarily as a result of a write down of deferred acquisition costs of $38.7 million (which was partially offset by a net ceding commission to the Company of $18.0 million), a write down of prepaid expenses of $2.4 million and transaction costs of approximately $3.2 million. The agreement also provided that XL Life would receive an additional payment of $5.0 million if, during the 18 months following the agreement, the Company received new capital funding of at least $35.0 million and the Company’s stock traded at a price at or above $5.00 per share for a period of 20 out of any 30 consecutive trading days.

      On August 5, 2003, XL Life served the Company with notice of its intention to recapture the 50% quota share reinsurance agreement with the Company. As a result, the Company determined it would not be able to recover the deferred acquisition costs carried for this agreement from future expected income, and wrote down approximately $21.0 million of such deferred acquisition costs in the three months ended June 30, 2003.

      The Company and XL Life have been in discussions with respect to each party’s rights and obligations under the novation and retrocession agreements entered into at December 31, 2002, as well as a $10.0 million excess of loss reinsurance policy and a catastrophe excess of loss cover that were each purchased by the Company from XL Life in the first quarter of 2002 and two annuity reinsurance agreements ceded to the Company by an affiliate of XL Life. The $10.0 million excess of loss reinsurance policy was purchased to protect against lifetime minimum interest guarantee (“LMIG”) payments under the Company’s annuity reinsurance agreement with Transamerica, and full recovery under the policy had been anticipated in establishing the Company’s deferred acquisition cost asset. The catastrophe excess of loss cover expired by its terms on December 31, 2002, but the parties had continued to discuss with XL Life the remaining obligations asserted under the agreement. The two annuity reinsurance agreements had been in effect since December 17, 1999, and represented approximately $95.9 million (including a cumulative loss from embedded derivatives of approximately $2.8 million) of the Company’s Funds withheld at interest and approximately $95.6 million of the Company’s Interest sensitive contract and other liabilities at June 30, 2003.

      As a result of the Company’s discussions with XL Life, the Company and XL Life and its affiliate agreed to mutually discharge their respective rights and obligations under all of the agreements described in the

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preceding paragraph in a comprehensive settlement effective as of July 1, 2003. Under the terms of the comprehensive settlement, the Company paid $6.0 million to XL Life and was released from any and all obligations to XL Life and its affiliate under all of the agreements among the parties. In addition, as part of the comprehensive settlement, the Company is obligated to pay $2.0 million to XL Life if prior to June 30, 2004 the Company’s stock trades above $2.00 per share for a period of 20 out of any 30 consecutive trading days and the Company raises an aggregate $35.0 million of equity or debt.

Transactions with management

      During 1998, certain of the Company’s officers purchased 163,121 shares in the Company, and the Company made loans to the officers to partially finance such purchases. The loans accrued interest at 7% per annum and certain unpaid loans became due and payable in April 2003. In connection with the renegotiation or termination of certain officers’ employment agreements, the Company has deemed the outstanding loans of those officers to have been repaid in exchange for the officers agreeing to forego certain bonus, severance or other payments that are or may become payable to them. During the nine months ended September 30, 2003, loans of $1.0 million with accrued interest of $402,812 were deemed repaid in this manner.

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

      During the first quarter of 2003, the Company issued 200,000 shares of restricted stock to the Company’s President and Chief Executive Officer. These shares vest in three equal annual installments commencing on the first anniversary of the grant date. In addition, during the second quarter of 2003, the Company issued an additional 375,000 shares of restricted stock in connection with retention grants to employees. These shares also vest in three equal annual installments commencing on the first anniversary of the grant date. During the first nine months of 2003, 207,600 shares of restricted stock were cancelled as a result of certain employees terminating their employment with the Company. The fair value as determined at the date of grant of the restricted stock awards that remain outstanding on September 30, 2003 was approximately $2,500,000 and is reflected in the Company’s balance sheet as common shares and additional paid-in-capital. The fair value of the outstanding restricted stock is being amortized on a straight-line basis over the three-year vesting period. The unamortized balance of outstanding restricted stock is reflected in the balance sheet as a component of unamortized stock grant compensation.

8.     Vulnerability Due to Concentrations

      The Company has entered into a significant deferred annuity reinsurance agreement with Transamerica and a significant life reinsurance agreement with MetLife. Due to the size of these agreements, there is a material concentration of net premiums, net investment income, interest credited to interest sensitive products, funds withheld at interest, deferred policy acquisition costs and interest sensitive contract liabilities with one or both of the underlying parties to these agreements.

      At September 30, 2003 and December 31, 2002, approximately $625.3 million and $733.7 million, respectively, of the Company’s funds withheld at interest receivable and approximately $628.1 million and

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$755.9 million, respectively of the Company’s interest sensitive contracts liability related to its reinsurance agreement with Transamerica, which is a retrocessional reinsurance arrangement covering policies issued by IL Annuity. In addition, deferred acquisition costs of approximately $33.6 million and $50.0 million related to the Transamerica reinsurance agreement at September 30, 2003 and December 31, 2002, respectively. Transamerica’s agreement with IL Annuity is structured on a modified coinsurance basis, so IL Annuity maintains ownership and control of the assets supporting the Company’s obligations to Transamerica. At September 30, 2003, IL Annuity’s financial strength rating was BB+ from Standard & Poor’s. At September 30, 2003, Transamerica had financial strength or claims paying ratings of A+, AA, Aa3 and AA+ (with a negative outlook) from A.M. Best, Standard & Poor’s, Moody’s Ratings and Fitch Ratings, respectively.

      During 2002, the Company recorded a write down of deferred acquisition costs in connection with the Transamerica agreement of approximately $27.5 million. This charge was the result of a high level of surrenders of the underlying policies coupled with poor investment performance on the premiums paid by the holders of policies underlying the reinsurance agreement. In writing down the deferred acquisition costs to their estimated recoverable amount, management estimated the future levels of surrenders of the underlying policies together with the estimated future level of investment return on the invested premiums. As a result of the comprehensive settlement with XL Life, approximately $6.2 million of minimum interest guarantee payments that would have been recovered subsequent to June 30, 2003 were deemed recovered in the third quarter. In connection with this deemed recovery, deferred acquisition costs of approximately $6.2 million were amortized in the quarter ended September 30, 2003. The comprehensive settlement did not impact the Company’s expected income under the Transamerica agreement. While management has established its deferred acquisition cost asset at what it believes to be an appropriate level based upon reasonable assumptions about future investment performance and surrenders, if actual experience varies significantly from the assumptions used to establish the deferred acquisition cost asset, additional write downs may be needed in the future.

      For the three and nine months ended September 30, 2003, the Company recorded losses of approximately $2.4 million and $6.3 million, respectively, related to its life reinsurance agreement with MetLife. Premiums associated with this agreement for the three and nine months ended September 30, 2003, were approximately $10.0 million and $29.9 million, respectively.

      In January 2003, the Company provided written notice to MetLife of a premium rate increase in connection with this agreement, effective March 5, 2003, which has become a subject of the Company’s arbitration with MetLife. On October 3, 2003, MetLife drew approximately $7.4 million of assets held in trust for its benefit. The Company believes the draw was inappropriate due to the pending arbitration, but has chosen at this time not to attempt to challenge the draw, as the Company will likely request that the arbitration panel make it a subject of the arbitration. As a result of novations and recaptures of certain of the Company’s life reinsurance agreements during the year ended December 31, 2002 and the first nine months of 2003, MetLife now represents a significant percentage of the Company’s premium, revenue and net loss. If the Company is not successful in obtaining the rate increase through the arbitration and MetLife does not recapture the agreement, the Company is likely to continue to incur losses from this agreement for the foreseeable future. If the Company is successful in the arbitration and MetLife recaptures the agreement, the Company’s annual premium revenues will decline, but the Company would no longer incur losses under the agreement.

      On December 31, 2002, the Company entered into a transaction with XL Life pursuant to which the Company transferred certain blocks of life reinsurance business to XL Life. Under the agreement with XL Life, the Company novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance agreement with the Company with respect to four of those blocks of business. On August 5, 2003, XL Life served the Company with notice of its intention to recapture the 50% quota share reinsurance agreement with the Company. The Company and XL Life and its affiliate agreed to mutually

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discharge their respective rights and obligations under this agreement, along with four other agreements, in a comprehensive settlement effective as of July 1, 2003. Under the terms of the comprehensive settlement, the Company paid $6.0 million to XL Life and was released from any and all obligations to XL Life and its affiliate under all of the reinsurance agreements among the parties.

      As a result of the recapture or termination of many of the Company’s reinsurance agreements, certain of the Company’s remaining agreements, which previously did not represent a significant percentage of the Company’s business, have become more prominent. For the three and nine months ended September 30, 2003, the Company recorded losses of approximately $2.2 million and $1.8 million, respectively, related to its life reinsurance agreement with Phoenix Home Life. Premiums associated with this agreement for the three and nine months ended September 30, 2003 were approximately $3.2 million and $11.6 million, respectively. For the three and nine months ended September 30, 2003, the Company recorded losses of approximately $0.4 million and $2.4 million, respectively, related to its life reinsurance agreement with National States Life. Premiums associated with this agreement for the three and nine months ended September 30, 2003 were approximately $3.1 million and $9.1 million, respectively. For the three and nine months ended September 30, 2003, the Company recorded income of approximately $0.2 million and losses of $1.5 million, respectively, related to its remaining life reinsurance agreement with Fidelity & Guarantee Life. Premiums associated with this agreement for the three and nine months ended September 30, 2003, were approximately $4.5 million and $11.8 million, respectively.

      The Company’s United States domiciled operating subsidiary, Annuity and Life Reassurance America, was purchased from a subsidiary of SwissRe on May 31, 2000. Immediately prior to the acquisition, 100% of Annuity and Life Reassurance America’s life and annuity policies were reinsured with Reassure America Life Insurance Company (“Reassure”), a subsidiary of SwissRe, under an indemnity co-insurance agreement. Following the acquisition, the policies continue to be 100% reinsured with Reassure; however, Annuity and Life Reassurance America remains the primary carrier. Reassure is required to indemnify Annuity and Life Reassurance America for any losses associated with these policies. Reserves ceded under its reinsurance agreement amounted to approximately $87.9 million and $92.0 million at September 30, 2003 and December 31, 2002, respectively. Reassure is rated A++ by AM Best, its highest rating.

9.     Contingencies

      As of September 30, 2003, the Company did not have sufficient available cash and investments to post collateral to satisfy the collateral requirements asserted by CIGNA, the cedent under the Company’s only guaranteed minimum death benefit and guaranteed minimum income benefit agreement. As of December 31, 2002, CIGNA asserted that the Company was required to satisfy additional collateral requirements of approximately $59.0 million in excess of the $11.0 million of collateral the Company had posted. The Company has not agreed with CIGNA regarding the computation of the $70.0 million collateral requirement and has not posted any additional collateral under the agreement. As a result, CIGNA has alleged that the Company is in breach of its agreement and may institute arbitration or litigation proceedings to seek remedies for the alleged breach. If the Company does not prevail in any such arbitration or litigation proceedings, it would have a material adverse effect on the Company’s financial condition and the Company may be required to liquidate its operations.

      While the Company plans to attempt to continue receiving premiums and paying claims under its remaining reinsurance treaties, the Company has ceased to write new reinsurance agreements and is not accepting any new business under existing treaties on their current terms. The Company does not anticipate writing new reinsurance agreements in the foreseeable future. To date, the Company’s plans have involved reducing its collateral requirements by negotiating the recapture, retrocession, novation or sale of certain of its reinsurance agreements. During the first nine months of 2003, these types of transactions resulted in

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant losses for the Company. While the Company may enter into similar transactions in the future, it is not actively seeking to do so.

      In April 2002, the Company served written notice of arbitration on MetLife, the cedent under its largest life reinsurance agreement, seeking equitable relief and monetary damages based on MetLife’s misrepresentation of and failure to disclose material facts relating to the agreement. In January 2003, the Company also provided written notice to MetLife of a premium rate increase, effective March 5, 2003, which also has become a subject of this arbitration. On October 3, 2003, MetLife drew approximately $7.4 million of assets held in trust for its benefit. The Company believes the draw was inappropriate due to the pending arbitration, but has chosen at this time not to attempt to challenge the draw, as the Company will likely request that the arbitration panel make it a subject of the arbitration. If the Company is not successful in obtaining the rate increase through the arbitration and MetLife recaptures the agreement, the Company is likely to continue to incur losses from this agreement for the foreseeable future. If the Company is successful in the arbitration and MetLife recaptures the agreement, the Company’s annual premium revenues will decline, but the Company would no longer incur losses under the agreement. The arbitration is scheduled to commence on December 15, 2003.

      As of September 30, 2003, the Company had $26.7 million of outstanding unsecured letters of credit issued on its behalf by Citibank that expire on December 31, 2003. In November 2003, Citibank agreed to renew the Company’s unsecured letter of credit facility until December 31, 2004 if the Company reduces the unsecured balance of the letter of credit facility to $17.0 million by November 30, 2003. If the Company does not reduce the unsecured balance of the letter of credit facility to $17.0 million by November 30, 2003 and Citibank does not renew the letters of credit, the letters of credit will expire on December 31, 2003 and the Company’s cedents will be entitled to draw on the letters of credit. The Company would then be obligated to repay Citibank for any amounts drawn.

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

      As discussed in Note 6 above, on December 31, 2002, the Company entered into a transaction with XL Life pursuant to which the Company transferred certain blocks of life reinsurance business to XL Life. Under the agreement with XL Life, the Company novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance agreement with the Company with respect to four of those blocks of business. On August 5, 2003, XL Life served the Company with notice of its intention to recapture the 50% quota share reinsurance agreement with the Company. As a result, the Company determined it would not be able to recover the deferred acquisition costs carried for this agreement from future expected income, and wrote down approximately $21.0 million of such deferred acquisition costs in the three months ended June 30, 2003.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company and XL Life have been in discussions with respect to each party’s rights and obligations under the novation and retrocession agreements entered into at December 31, 2002, as well as a $10.0 million excess of loss reinsurance policy and a catastrophe excess of loss cover that were each purchased by the Company from XL Life in the first quarter of 2002 and two annuity reinsurance agreements ceded to the Company by an affiliate of XL Life. The $10.0 million excess of loss reinsurance policy was purchased to protect against LMIG payments under the Company’s annuity reinsurance agreement with Transamerica, and full recovery under the policy had been anticipated in establishing the Company’s deferred acquisition cost asset. The catastrophe excess of loss cover expired by its terms on December 31, 2002, but the Company had continued to discuss with XL Life the remaining obligations asserted under the agreement. The two annuity reinsurance agreements had been in effect since December 17, 1999, and represented approximately $95.9 million (including a cumulative loss from embedded derivatives of approximately $2.8 million) of the Company’s Funds withheld at interest and approximately $95.6 million of the Company’s Interest sensitive contract and other liabilities at June 30, 2003.

      As a result of the Company’s discussions with XL Life, the Company and XL Life and its affiliate agreed to mutually discharge their respective rights and obligations under all of the agreements described in the preceding paragraph in a comprehensive settlement effective as of July 1, 2003. Under the terms of the comprehensive settlement, the Company paid $6.0 million to XL Life and was released from any and all obligations to XL Life and its affiliate under all of the agreements among the parties. In addition, as part of the comprehensive settlement, the Company is obligated to pay $2.0 million to XL Life if prior to June 30, 2004 the Company’s stock trades above $2.00 per share for a period of 20 out of 30 consecutive trading days and the Company raises an aggregate $35.0 million of equity or debt.

      On April 8, 2003, the Company received notice from the New York Stock Exchange that it did not satisfy the NYSE’s continued listing standards as of that date because the average closing price of the Company’s common shares had been below $1.00 for a 30 consecutive trading day period. The notice stated that if the Company did not achieve (i) a $1.00 average share price for the 30 consecutive trading days prior to October 7, 2003, the expiration of the six month period following the date of the receipt of the notification, and (ii) a $1.00 share price on October 7, 2003, then the NYSE would commence suspension and delisting procedures with respect to the Company’s common shares. In addition, the NYSE informed the Company that it was considering whether it continued to meet certain of the NYSE’s qualitative continued listing standards due to concerns over the Company’s financial condition. On October 14, 2003, the NYSE informed the Company that it had satisfied the NYSE’s continued listing standards, and as a result would not be delisted from the Exchange.

      On October 8, 2003, the Company was served with a statutory demand for $640,000 from Imagine Re, a Bermuda based reinsurance company. Imagine Re alleges that the Company is obligated to reimburse it for expenses incurred by Imagine Re in connection with a proposed December 2002 capital raising transaction that was not consummated. The Company believes that Imagine Re is not entitled to reimbursement of these expenses under the applicable agreement and intends to defend against Imagine Re’s claims.

      Transamerica has alleged that the Company owes $14.9 million under its annuity reinsurance agreement with it. The Company has not agreed that such amount currently is owed to Transamerica and the parties are attempting to resolve their issues. Transamerica has indicated that if the parties cannot resolve their issues, it will attempt to put the Company’s Bermuda operating subsidiary into liquidation.

      In addition to the discussions with Transamerica related to the alleged amounts owed to it, the Company has been attempting to engage Transamerica, and ultimately IL Annuity, in discussions aimed at improving investment returns from the convertible bond portfolio and potentially redesigning the VisionMark product to reduce the minimum guarantee exposures from the Transamerica agreement. If the Company is not successful in convincing Transamerica and IL Annuity to restructure the portfolio and/or to redesign the product, the Company may incur additional write downs of deferred acquisition costs in the future.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      There can be no assurance that the Company will be able to improve its operations and liquidity. If the Company is unable to reposition its general account investment portfolio to achieve a substantially higher yield within its investment guidelines, successfully defend against the pending shareholder class action suit, attain a favorable outcome from the MetLife arbitration, and settle its issues with Transamerica regarding their annuity reinsurance agreement, the Company may not be able to meet its obligations. The Company’s failure to achieve any one of the foregoing items could have a material adverse effect on its financial condition and results of operations. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

10.     Stock Warrants

      On June 30, 2003, the Company issued warrants to purchase an aggregate one million common shares of the Company at an exercise price of $1.25 per share to Hartford Life, the cedent under the Company’s then largest guaranteed minimum death benefit reinsurance agreement. The warrants were issued in connection with the recapture of that agreement and expire on June 30, 2013. At June 30, 2003, the fair value of warrants, using a Black-Scholes pricing model, was estimated at $1,250,000, which was included in the charge associated with the recapture. The expense of issuing these warrants is reflected as a component of Claim and policy benefits expense in the Company’s Consolidated Statements of Operations and as Stock warrants in the Company’s Consolidated Balance Sheet.

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

      As discussed in greater detail elsewhere in this report, our company continued to encounter significant difficulties during the nine month period ended September 30, 2003. In addition to reporting a significant operating loss for the first nine months of 2003, we currently do not have sufficient available cash and investments to satisfy the collateral requirements asserted by CIGNA, the cedent under our only guaranteed minimum death benefit (GMDB) and guaranteed minimum income benefit (GMIB) agreement. CIGNA has asserted that we must satisfy additional collateral requirements of approximately $59,000,000 in excess of the $11,000,000 of collateral we currently have posted under the agreement. We have not agreed with CIGNA’s computation of the $70,000,000 collateral requirement and have not posted any additional collateral under the agreement. As a result, CIGNA has alleged that we are in breach of our agreement, and may institute arbitration or litigation proceeding to seek remedies for the alleged breach. If we do not prevail in any such arbitration or litigation proceedings, it would have a material adverse effect on our financial condition and we may be required to liquidate our operations. As of September 30, 2003, we had met the collateral requirements of our other cedents, and we expect to be able to meet any collateral requirements asserted at December 31, 2003, other than CIGNA.

      As of September 30, 2003, we had $26,700,000 of outstanding unsecured letters of credit issued on our behalf by Citibank that expire on December 31, 2003. In November 2003, Citibank agreed to renew our unsecured letter of credit facility until December 31, 2004 if we reduce the unsecured balance of the letter of credit facility to $17,000,000 by November 30, 2003. If we do not reduce the unsecured balance of the letter of credit facility to $17,000,000 by November 30, 2003 and Citibank does not renew the letters of credit, the letters of credit will expire on December 31, 2003 and our cedents will be entitled to draw on the letters of credit. We would then be obligated to repay Citibank for any amounts drawn.

      As discussed in Note 6 to our unaudited consolidated financial statements included elsewhere in this report, on December 31, 2002, we entered into a transaction with XL Life Ltd pursuant to which we transferred certain blocks of life reinsurance business to XL Life. Under the agreement with XL Life, we novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance agreement with us with respect to four of those blocks of business. On August 5, 2003, XL Life served us with notice of its intention to recapture the 50% quota share reinsurance agreement with us. As a result, we determined we would not be able to recover the deferred acquisition costs carried for this agreement from future expected income, and we wrote down approximately $21,000,000 of such deferred acquisition costs during the three months ended June 30, 2003.

      We have been in discussions with XL Life with respect to each party’s rights and obligations under the novation and retrocession agreements entered into at December 31, 2002, as well as a $10,000,000 excess of loss reinsurance policy and a catastrophe excess of loss cover that were each purchased by us in the first quarter of 2002 from XL Life and two annuity reinsurance agreements ceded to us by an affiliate of XL Life. The $10,000,000 excess of loss reinsurance policy was purchased to protect against lifetime minimum interest guarantee (LMIG) payments under our annuity reinsurance agreement with Transamerica Occidental Life Insurance Company (Transamerica), and full recovery under the policy had been anticipated in establishing our deferred acquisition cost asset. The catastrophe excess of loss cover expired by its terms on December 31, 2002, but we had continued to discuss with XL Life the remaining obligations asserted under the agreement.

The two annuity reinsurance agreements had been in effect since December 17, 1999, and represented approximately $95,900,000 (including a cumulative loss from embedded derivatives of approximately $2,800,000) of our Funds withheld at interest and approximately $95,600,000 of our Interest sensitive contract and other liabilities at June 30, 2003.

      As a result of our discussions with XL Life, we and XL Life and its affiliate agreed to mutually discharge our respective rights and obligations under all of the agreements described in the preceding paragraph in a comprehensive settlement effective as of July 1, 2003. Under the terms of the comprehensive settlement, we paid $6,000,000 to XL Life and were released from any and all obligations to XL Life and its affiliate under all of the agreements among the parties. In addition, as part of the comprehensive settlement, we are obligated to pay $2,000,000 to XL Life if prior to June 30, 2004 our stock trades above $2.00 per share for a period of 20 out of 30 consecutive trading days and we raise an aggregate $35,000,000 of equity or debt.

      In January 2003, we instituted substantial premium rate increases on all of our non-guaranteed premium yearly renewable term agreements. All of our cedents subject to the rate increase, except The Metropolitan Life Insurance Companies (MetLife) and one other cedent who has accepted the rate increase, have recaptured their reinsurance agreements. MetLife has made the rate increase a subject of arbitration with us, and has indicated that its election to recapture is dependent upon the arbitration panel’s conclusion about the validity of the rate increase. On October 3, 2003, MetLife drew approximately $7,400,000 of assets held in trust for its benefit. We believe the draw was inappropriate due to the pending arbitration, but have chosen at this time not to attempt to challenge the draw, as we will likely request that the arbitration panel make it a subject of the arbitration. If we are not successful in obtaining the rate increase through arbitration and MetLife does not recapture the agreement, we are likely to continue to incur losses from this agreement for the foreseeable future. If we are successful in the arbitration and MetLife recaptures the agreement, our future annual premium revenues will decline, but we would no longer incur losses under the agreement. The arbitration is scheduled to commence on December 15, 2003.

      Transamerica has alleged that we owe $14,900,000 under our annuity reinsurance agreement with it. We have not agreed that such amount currently is owed to Transamerica and we are attempting to resolve our issues with Transamerica. Transamerica has indicated that if we cannot resolve our issues, it will attempt to put our Bermuda operating subsidiary into liquidation.

      In addition to the discussions with Transamerica related to the alleged amounts owed to it, we have been attempting to engage Transamerica, and ultimately IL Annuity and Reinsurance Company (IL Annuity), the primary insurance company under the Transamerica agreement, in discussions aimed at improving investment returns from the convertible bond portfolio and potentially redesigning the VisionMark product to reduce the minimum guarantee exposures from the Transamerica agreement. If we are not successful in convincing Transamerica and IL Annuity to restructure the portfolio and/or to redesign the product, we may incur additional write downs of deferred acquisition costs in the future.

      To date, our plans have involved reducing our collateral requirements by negotiating the recapture, retrocession, novation or sale of certain of our reinsurance agreements. During the first nine months of 2003, these types of transactions resulted in significant losses for us. While we may enter into similar transactions in the future, we are not actively seeking to do so.

      There can be no assurance that we will be able to improve our operations and liquidity. If we are unable to reposition our general account investment portfolio to achieve a substantially higher yield within our investment guidelines, successfully defend against the pending shareholder class action suit, attain a favorable outcome from the MetLife arbitration, and settle our issues with Transamerica regarding our annuity reinsurance agreement, we may not be able to meet our obligations. Our failure to achieve any one of the foregoing items could have a material adverse effect on our financial condition and results of operations. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

      Deferred Policy Acquisition Costs. The costs of acquiring new business, principally allowances, which vary with and are primarily related to the production of new business, are deferred. For traditional life and annuity policies with life contingencies, deferred policy acquisition costs are charged to expense using assumptions consistent with those used in computing policy reserves. Assumptions as to anticipated premiums are estimated at the date of the policy issuance, or the effective date of the most recent premium rate increase, and are consistently applied during the life of the agreements. Deviations from estimated experience are reflected in earnings in the period such deviations occur. For these agreements, the amortization periods are generally the estimated life of the policies. As discussed elsewhere in this report, we have novated and recaptured a majority of our reinsurance agreements during the first nine months of 2003. We may novate or recapture other reinsurance agreements in the future. If these novations and recaptures are done on unfavorable terms, we will incur additional deferred acquisition cost write-downs.

      In preparing our financial statements, we make assumptions about our proportionate share of future investment income that will be earned from the investment of premiums received from underlying policyholders by our ceding companies and about future rates of lapse of policies underlying our annuity reinsurance agreements when estimating gross profits arising from such agreements. These assumptions have a direct impact on the amount of expected future LMIG payments and our estimated expected gross profits on these annuity reinsurance agreements and, therefore, on the recoverability of the deferred acquisition costs carried on our balance sheet for these agreements. While these estimates are based upon historical results and information provided to us by our cedents, actual results could differ (and, in the past, have differed) materially from our estimates for a variety of reasons, including the failure of our ceding companies to report timely information regarding material developments under our reinsurance agreements. Such differences could be material to our future results. If our assumptions for investment returns prove to be inaccurate, or if lapse rates exceed our assumptions, we may be required to make additional LMIG payments and record additional charges, which would adversely impact our earnings.

      Embedded Derivatives. We have concluded that there are embedded derivatives within the Funds withheld at interest receivable related to one of our annuity reinsurance agreements written on a modified coinsurance basis that require bifurcation and separate accounting under Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities. These embedded derivatives are similar to a total return swap arrangement on the underlying assets held by our ceding company under the reinsurance agreement. The net fair value of these embedded derivatives is classified as part of our Funds withheld asset on our balance sheet. We have developed a cash flow model with the assistance of outside advisors to arrive at an estimate of the fair value of this total return swap that uses various assumptions regarding future cash flows under the affected annuity reinsurance agreement. The fair value of the embedded derivative is influenced by changes in credit risk, changes in expected future cash flows under the annuity agreement and interest rates. The change in fair value of these embedded derivatives is recorded in our statement of operations as Net change in fair value of embedded derivatives, which is a non-cash item. The change in fair value of these embedded derivatives also impacts the emergence of expected gross profits for purposes of amortizing deferred acquisition costs associated with this agreement. The application of this accounting policy has increased the volatility of our reported earnings. While we have made an estimate of the fair value of these embedded derivatives using a model that we believe to be appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, it is possible that we may modify our methodology. Changes in our assumptions and industry standards could have a significant impact on the fair value of the embedded derivatives and our reported earnings. We do not bifurcate and separately account for the embedded derivatives contained in our Transamerica annuity reinsurance agreement or our GMDB/GMIB reinsurance agreement with CIGNA, because we acquired those agreements prior to the transition date elected by us under FAS 133, as amended by FAS 137 and FAS 149. Because of the nature of the assets underlying our Transamerica agreement, which were roughly 65% convertible bonds at September 30, 2003, the bifurcation and separate accounting for the embedded derivatives contained in that agreement would add significant volatility to our reported results. If we bifurcated and separately accounted for the embedded derivative contained in our GMBD/GMIB reinsurance agreement, it also would add volatility to our reported results.

      Recognition of Revenues and Expenses. Reinsurance premium revenues from life products with mortality risk are recognized when due from the policyholders. Premiums from universal life and investment-type agreements are recorded on our balance sheet as interest sensitive contracts liability. Revenues from these investment-type agreements consist of income earned on the assets and amounts assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Items that are charged to expense represent interest credited to policyholder accounts and other benefits in excess of related policyholders’ account balances, including LMIG payments. Such LMIG payments are recognized when paid upon the surrender of the underlying policy and are not charged to the policyholders’ account balances. We make estimates at the end of each reporting period regarding premiums and benefits for cedents who do not report such information in a timely manner. These estimates can have a significant effect on the amounts we report in our financial statements.

      Reserves for Policy Benefits, Including Claims Incurred but not Reported (IBNR) and Interest Sensitive Contracts Liability. The development of reserves for policy benefits and for claims incurred but not reported for our life reinsurance agreements requires us to make estimates and assumptions regarding mortality, lapse, persistency, expense and investment experience. Such estimates are primarily based on historical experience and information provided by ceding companies. Actual results could differ materially from those estimates. We monitor actual experience, and where circumstances warrant, will revise our assumptions and the related reserve estimates.

      We reinsure certain minimum guarantees associated with variable annuity agreements. These have historically included GMDB, GMIB, and enhanced earnings benefits (EEB), although, as of September 30, 2003, our combined GMDB/GMIB agreement with CIGNA was the only reinsurance agreement we had covering minimum guarantees associated with variable annuity agreements. Our accounting policy is designed to establish reserves for expected claim payments based upon the view of expected losses over the life of the underlying policies, based upon original pricing assumptions. Our reserving policy allows us to increase reserves if reported claim amounts or claims volume exceed what was anticipated in pricing.

      Policy benefit liabilities for annuity agreements are reflected on our balance sheet as “Interest sensitive contracts liability” and are reported at the accumulated policyholder balance of these accounts.

      If actual events differ significantly from the underlying estimates and assumptions used by us in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

      AICPA Statement of Position (SOP 03-1). In July 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Policy (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts. The SOP provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. The SOP will change the manner in which life insurance companies account for certain types of insurance and reinsurance contracts including those that cover risks such as guaranteed minimum death benefits and guaranteed minimum income benefits. Additionally, the SOP provides accounting guidance for sales inducements paid to contract holders and provides guidance for establishing liabilities for contracts with features that may result in more than one potential account balance. The SOP is effective for financial statements for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. The SOP may not be applied retroactively to prior years’ financial statements, and initial application should be as of the beginning of an entity’s fiscal year. We have an annuity reinsurance agreement with Transamerica and a combined GMDB/GMIB contract with CIGNA that may be affected by the adoption of this new SOP. We are in the process of reviewing the SOP and assessing its impact on our financial reporting, but have not yet completed our analysis. We believe that the impact on our accounting for the annuity reinsurance agreement with Transamerica could be significant as a result of adopting the SOP. We also believe that our carried reserves for our GMDB/GMIB contract will not change significantly as a result of adopting the SOP.

Operating Results

      Net Income (Loss). For the three months ended September 30, 2003, we had net income of $33,392, or $0.00 per basic and fully diluted common share, as compared with a net loss of $(19,147,017), or $(0.74) per basic and fully diluted common share, for the three months ended September 30, 2002. For the nine months ended September 30, 2003, we had a net loss of $(121,157,865), or $(4.69) per basic and fully diluted common share, as compared to a net loss of $(29,007,385), or $(1.13) per basic and fully diluted common share, for the nine months ended September 30, 2002. Net income in the third quarter of 2003 was primarily the result of a $9,000,000 benefit resulting from the comprehensive settlement between XL Life and us, partially offset by a $2,397,000 loss on our MetLife agreement, a $2,174,000 loss on our now second largest life reinsurance agreement due to seasonal fluctuations in premiums and a large claim under that agreement during the quarter, a loss of $1,180,000 on recaptured life reinsurance agreements other than the comprehensive settlement with XL Life, litigation costs of approximately $1,000,000 and employee compensation expenses of approximately $1,000,000. Other losses include an approximate $800,000 reserve increase for our combined GMDB/GMIB agreement with CIGNA and a loss of approximately $630,000 on the Transamerica annuity agreement. The loss for the first nine months of 2003 was primarily the result of losses associated with recaptures and terminations of life and annuity reinsurance agreements, as well as adverse claims experience under our life reinsurance agreements.

      During the nine months ended September 30, 2003, we negotiated the recapture and termination of certain of our life and annuity reinsurance agreements. During the three months ended September 30, 2003, we experienced a gain of approximately $7,820,000, reflecting the effect of a $9,000,000 benefit from our comprehensive settlement with XL Life, partially offset by net charges resulting from other recaptures and terminations of approximately $1,180,000. These charges resulted from the write down of deferred acquisition costs and cash payments made to cedents net of reserve releases associated with the recaptures. We incurred charges related to recaptures and terminations of approximately $86,200,000 for the nine months ended September 30, 2003, including charges incurred in the second quarter with respect to Hartford Life’s recapture of our then largest GMDB agreement of approximately $20,400,000 and the write down in the second quarter of deferred acquisition costs of approximately $21,000,000 associated with the expected recapture of our 50% quota share reinsurance agreement with XL Life. We also recorded income of approximately $620,000 and a loss of approximately $20,000,000, respectively, for the three and nine month periods ended September 30, 2003 on the life, annuity and GMDB agreements that were recaptured or terminated during the respective periods. Reduced investment gains and increased operating expenses due to litigation costs and employee compensation also contributed to our net loss for the nine month period ended September 30, 2003.

      Net Premiums. Net premium revenue for the three and nine month periods ended September 30, 2003 was $28,657,264 and $148,586,899, respectively, a decrease of 66% and 42%, respectively, from net premium revenue of $84,934,401 and $255,007,035, respectively, for the three and nine month periods ended September 30, 2002. Substantially all premium revenue was derived from traditional ordinary life reinsurance. The decline in premium revenue reflects the significant reduction of business in force resulting from the novation and recapture of life reinsurance agreements in the fourth quarter of 2002 and the first nine months of 2003. At September 30, 2003, the total face amount of life reinsurance in force had decreased to approximately $30 billion, as compared with approximately $151 billion at September 30, 2002. Approximately $17 billion of business covered by our 50% quota share reinsurance agreement with XL Life was recaptured during the third quarter of 2003. Of the $30 billion still in force at September 30, 2003, approximately $10.4 billion related to our MetLife agreement, which is currently the subject of arbitration, as described elsewhere in this report. Our next largest life reinsurance agreement represented approximately

$7.2 billion of the business in force at September 30, 2003. We have stopped writing new reinsurance agreements and are not accepting any new business under existing treaties on their current terms. The novation, termination and recaptures of reinsurance agreements during the first nine months of 2003 will reduce net premiums in future periods.

      Net Investment Income. Total net investment income for the three and nine month periods ended September 30, 2003 was $16,250,225 and $30,143,651, respectively, as compared with $31,127,396 and $82,083,855, respectively, for the three and nine month periods ended September 30, 2002. Net investment income is comprised of income earned on our general account assets and income earned on assets held and managed by our reinsurance cedents under modified coinsurance agreements, which we refer to as Funds withheld. Both sources of investment income declined from the comparable prior periods.

      Net investment income earned on general account assets for the three and nine month periods ended September 30, 2003 was approximately $1,100,000 and $4,408,000, respectively, as compared to approximately $5,845,000 and $19,080,000, respectively, for the three and nine month periods ended September 30, 2002. The decrease in net investment income for the three and nine months periods ended September 30, 2003 was primarily the result of our return of approximately $147,000,000 of invested assets on December 31, 2002 related to the termination of a reinsurance agreement that provided cash deposits to us that were used to secure collateral obligations of our U.S. based cedents, as well as lower investment returns resulting from the shift in our general account assets towards a greater cash position. Because the amount of our cash and invested assets has decreased significantly due to our operating losses, as well as the recapture and termination of certain of our reinsurance agreements, we expect our net investment income for the balance of 2003 to be substantially less than the comparable period of 2002.

      The average annualized yield rate earned on our general account assets for the three and nine months ended September 30, 2003 was approximately 2.01% and 2.45%, respectively, as compared with approximately 5.14% and 5.28%, respectively, for the three and nine months ended September 30, 2002. The decline in yield rates primarily reflects our decision to invest funds supporting our letters of credit in cash equivalents in an effort to maximize our collateral funding ability and to minimize the impact of changing interest rates on our collateral obligations.

      Net investment income earned on Funds withheld for the three and nine month periods ended September 30, 2003 was approximately $15,151,000 and $24,623,000, respectively, as compared to approximately $25,282,000 and $63,004,000, respectively, for the three and nine month periods ended September 30, 2002. The decrease in investment income on our Funds withheld for the three and nine month periods ended September 30, 2003 is primarily due to a significant reduction in Funds withheld as a result of terminations of several large annuity reinsurance agreements and continued lapses under remaining reinsurance agreements, which reduce the invested asset base that generates investment returns.

      The average annualized yield rates earned on Funds withheld were approximately 5.16% and 3.03%, respectively, for the three and nine months ended September 30, 2003, as compared with 6.97% and 5.90%, respectively, for the three and nine months ended September 30, 2002. This reduction in yield rates is primarily the result of the termination of our annuity reinsurance agreement with Ohio National in the first quarter of 2003 and lower investment returns on the assets underlying our Transamerica annuity reinsurance agreement in 2003.

      Net Realized Investment (Losses) Gains. Net realized investment (losses) gains for the three and nine month periods ended September 30, 2003 were $(52,025) and $6,508,019, respectively, as compared with net realized investment gains of $9,297,351 and $10,813,315, respectively, for the three and nine month periods ended September 30, 2002. The decrease in net realized investment gains for the three and nine months ended September 30, 2003 was the result of a smaller invested asset base and our decision to maintain a significant portion of our investment portfolio in cash and cash equivalents. We plan to shift a significant portion of our cash position into other investments during the fourth quarter if market opportunities present themselves. Realized gains and losses will fluctuate from period to period, and we make decisions concerning the sales of our invested assets based on a variety of market, business and other factors.

      Net Change in Fair Value of Embedded Derivatives. For the three and nine month periods ended September 30, 2003, the net change in fair value of our embedded derivatives was a gain of $2,808,427 and $14,845,749, respectively. For the three and nine month periods ended September 30, 2002, the net change in fair value of our embedded derivatives was a loss of $(13,277,823) and $(18,254,530), respectively. The net change in fair value of our embedded derivatives during the three month period ended September 30, 2003 largely reflects the termination of an annuity reinsurance agreement with an affiliate of XL Life in the third quarter of 2003 as part of our comprehensive settlement with XL Life. The primary reason for the net change in fair value of our embedded derivatives for the nine month period ended September 30, 2003 was the termination of certain of our annuity reinsurance agreements, including our agreement with Ohio National. Widening credit spreads and bond defaults in the portfolio of assets supporting these agreements had caused unrealized losses in our embedded derivatives in prior periods.

      Surrender Fees and Other Revenue. Surrender fees and other revenue for the three and nine month periods ended September 30, 2003 were $1,667,997 and $6,061,022, respectively, as compared with $3,549,362 and $13,606,694, respectively, for the three and nine month periods ended September 30, 2002. This income is primarily derived from surrender fees related to our annuity reinsurance agreement with Transamerica. The decrease in revenue for the three and nine month periods ended September 30, 2003 is mainly due to a smaller policyholder base resulting in a lower absolute level of withdrawals, as well as reduced lapse rates during those periods as compared with the three and nine month periods ended September 30, 2002.

      Claims and Policy Benefits. Claims and policy benefits for the three month period ended September 30, 2003 and 2002 were $19,075,004 and $91,381,831, or 67% and 108% of net premiums, respectively. The large decline was the result of a reduction of life insurance in force from $151 billion at September 30, 2002 to approximately $30 billion at September 30, 2003 and reserve releases associated with our comprehensive settlement with XL Life. Approximately $7,300,000 of the reduction in claims and policy benefits for the three months ended September 30, 2003 was attributable to the recapture or termination in 2003 of life and annuity reinsurance agreements that were in effect during the comparable prior period. For the nine months ended September 30, 2003 and 2002, claims and policy benefits were $178,589,650 and $224,640,576, or 120% and 88% of net premiums, respectively. The decrease for the nine months ended September 30, 2003 was primarily due to the reduced amount of life insurance in force as a result of recaptures of life reinsurance agreements and the Hartford Life and XL Life reserve releases, offset by approximately $24,000,000 of costs resulting from the termination of life and annuity reinsurance agreements. Claims and policy benefits as a percentage of net premiums have been adversely affected by the recaptures and terminations during the first nine months of 2003. Claims and policy benefits for the three and nine months ended September 30, 2003 includes $800,000 and $3,750,000, respectively of reserve increases related to our remaining GMDB/ GMIB agreement with CIGNA.

      We continue to monitor and analyze our experience under our remaining agreements. If claim experience continues at the levels observed during the fourth quarter of 2002 and the first nine months of 2003, or increases from those levels, our operating results would be materially and adversely affected. The novation, termination and recaptures of reinsurance agreements during the nine months of 2003 will reduce claims and policy benefits in future periods and may affect the level of claims and policy benefits as a percentage of premiums.

      During October 2003, we updated our analysis of carried reserves for incurred but not reported (IBNR) claims. In determining the amount of IBNR required at September 30, 2003, we considered the full trending of claims reported through September 30, 2003. As a result of our review, our reserve for IBNR at September 30, 2003 was $6,500,000. We will continue to examine these IBNR levels in relation to past experience each quarter.

      We are currently seeking relief from MetLife, our largest cedent of life insurance, with respect to a reinsurance agreement that has generated mortality experience beyond our initial pricing parameters and is currently producing losses. If we are unable to rescind or recapture this agreement, we may incur additional losses in future periods. This life reinsurance agreement is currently in arbitration with respect to representations made to us at the time we underwrote the agreement and with respect to a rate increase we instituted in the first quarter of 2003. In April 2003, MetLife informed us that if the arbitration panel scheduled to hear these claims in December 2003 finds the rate increase is valid, MetLife would recapture the reinsurance agreement effective as of March 5, 2003, the effective date of the increase. On October 3, 2003, MetLife drew approximately $7,400,000 of assets held in trust for its benefit. We believe the draw is inappropriate due to the pending arbitration, but have chosen not to attempt to block the draw and will likely request that the arbitration panel make it a subject of the arbitration. If we are not successful in obtaining the rate increase through the arbitration and MetLife does not recapture the agreement, we are likely to continue to incur losses from this agreement for the foreseeable future. If we are successful in the arbitration and MetLife recaptures the agreement, annual premium revenues will decline, but we would no longer incur losses under the agreement. The arbitration is scheduled to commence on December 15, 2003.

      Interest Credited to Interest Sensitive Contracts Liabilities. Interest credited to Interest sensitive contract liabilities, which are liabilities we assume under certain annuity reinsurance agreements, was $3,821,854 and $12,911,155, respectively, for the three and nine month periods ended September 30, 2003, as compared with $18,345,349 and $57,215,862, respectively, for the three and nine month periods ended September 30, 2002. Included in Interest credited to interest sensitive contracts liabilities for the three and nine month periods ended September 30, 2003 are LMIG payments under our Transamerica annuity reinsurance agreement of approximately $3,196,000 and $13,022,000, respectively, as compared to LMIG payments of approximately $8,977,000 and $21,750,000, respectively, for the comparable prior periods in 2002. The decline in Interest credited to interest sensitive contracts liabilities for the three and nine month periods ended September 30, 2003 was primarily the result of our comprehensive settlement with XL Life, the terminations of annuity reinsurance agreements, particularly our agreement with Ohio National, which was our second largest annuity agreement at the time of its termination, and a smaller base of policyholders account values as well as reduced lapse rates on our annuity reinsurance agreement with Transamerica. We terminated our annuity reinsurance agreement with Ohio National on February 14, 2003, another large annuity reinsurance agreement on April 1, 2003 and two annuity reinsurance agreements with an affiliate of XL Life as of July 1, 2003.

      Policy Acquisition and Other Insurance Expenses. Policy acquisition and other insurance expenses, consisting primarily of allowances and amortization and write downs of deferred policy acquisition costs, for the three and nine month periods ended September 30, 2003 were $22,796,448 and $119,928,722, respectively, as compared with $17,492,342 and $73,700,329, respectively, for the comparable prior periods in 2002. The increase for the three and nine months ended September 30, 2003 is primarily due to the net write down of deferred acquisition costs associated with the recapture and termination of agreements of approximately $4,660,000 and $78,870,000, respectively, for the three and nine month periods ended September 30, 2003. During the nine months ending September 30, 2002, we wrote down $24,796,000 of deferred acquisition costs associated with our Transamerica annuity reinsurance agreement.

      Operating Expenses. Operating expenses for the three month period ended September 30, 2003 were $3,605,189 or 7.7% of total revenue (excluding the net change in fair value of embedded derivatives), as compared with $3,826,602 or 3% of total revenue (excluding the net change in fair value of embedded derivatives) for three month period ended September 30, 2002. Operating expenses for the nine month period ended September 30, 2003 were $15,873,678 or 8.3% of total revenue (excluding the net change in fair value of embedded derivatives), as compared to $10,626,666 or 3% of total revenue (excluding the net change in fair value of embedded derivatives) for the comparable prior period in 2002. The increase in operating expenses for the nine month period of 2003 reflects the write off of approximately $2,100,000 of goodwill associated with our United States operating subsidiary in the second quarter of 2003, costs associated with renegotiating employment arrangements and other employee compensation, increased costs of directors and officers liability insurance coverage and increased legal and audit fees.

Segment Results

      We separately track financial results of our life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk. In addition, certain of our remaining modified coinsurance annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities. The change in the fair value of these embedded derivatives is included in the annuity segment. Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in our portfolio and investment income on undeployed invested assets. Operating expenses are generally allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to the segment, except for capital raising costs, which are charged directly to the corporate segment. Segment results are reported in Note 4 to our unaudited consolidated financial statements included elsewhere in this report.

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

      Life segment income for the three month period ended September 30, 2003 was $601,214, as compared with segment loss of $(9,938,836) for the comparable prior period of 2002. Life segment income in the third quarter of 2003 was primarily the result of a $6,800,000 benefit resulting from our comprehensive settlement with XL Life, partially offset by a loss of approximately $2,397,000 on our MetLife agreement, a loss of approximately $2,174,000 on our now second largest life reinsurance agreement due to seasonal fluctuations in premiums and a large claim under that agreement during the quarter and a loss of $1,180,000 on recaptured life reinsurance agreements other than the comprehensive settlement with XL Life, as well as increased litigation costs and employee compensation expenses. Segment loss for the nine months ended September 30, 2003 was $(83,883,283) compared to segment income of $3,853,620 for the nine months ended September 30, 2002. Segment loss for the nine months ended September 30, 2003 reflects charges for recaptures of life reinsurance agreements of approximately $54,600,000, including the second quarter write down of deferred acquisition costs of approximately $21,000,000 associated with the expected recapture of our 50% quota share reinsurance agreement with XL Life. These charges reflect the write down of deferred acquisition costs and cash payments made to cedents net of reserve releases associated with the recaptures. The net cost of recaptures in the third quarter of 2003 was not significant. Our results for the nine month period ending September 30, 2003 were also adversely affected by reported claims from deaths prior to 2003 exceeding our estimated reserves for such claims at December 31, 2002 by approximately $5,000,000.

      Segment revenues for the three month period ended September 30, 2003 declined 65% to $30,013,563 from $86,708,167 in the third quarter of 2002. Segment revenues for the nine month period ended September 30, 2003 declined 43% to $147,690,979 from $260,319,388 for the first nine months of 2002. These declines reflect our reduced levels of life reinsurance in force as a result of novations and recaptures of life reinsurance agreements during the fourth quarter of 2002 and the first nine months of 2003. We anticipate similar declines in segment revenue in the fourth quarter of 2003, relative to prior years, as the result of these novations and recaptures. In addition, net investment income attributable to the life segment for the first nine months of 2003 decreased approximately $8,400,000, as compared with the first nine months of 2002, reflecting a reduction in invested assets in the segment and lower asset yields.

      Segment policy benefits and expenses decreased 69% to $29,412,349 for the three month period ended September 30, 2003, as compared with $96,647,003 for the three month period ended September 30, 2002. Segment policy benefits and expenses for the nine month period ended September 30, 2003 were $231,574,262 compared to $256,465,768 for the comparable prior period. The impact of recaptures and the comprehensive settlement with XL Life was a net reduction of policy benefits and expenses of approximately $5,600,000 for the three month period ended September 30, 2003 and a net increase in policy benefits and expenses of approximately $54,600,000 for the nine month period ended September 30, 2003. For the third quarter of 2003, recapture costs were comprised of write downs of deferred acquisition costs of approximately

$20,110,000, and the return of unearned premium reserves to our cedents of $1,900,000, both offset by policy benefit reserve reductions of $20,830,000. Policy benefits and expenses for the nine month period ended September 30, 2003 included the second quarter write down of deferred acquisition costs of approximately $21,000,000 associated with the expected recapture of our 50% quota share reinsurance agreement with XL Life and reported claims for deaths prior to 2003 that exceeded our estimated reserves for such claims at December 31, 2002 by approximately $5,000,000. This includes $7,800,000 of reduced benefits and claims resulting from the comprehensive settlement with XL Life. If claim experience continues at the levels observed during the fourth quarter of 2002 and the first nine months of 2003, or increases from those levels, our operating results would be materially and adversely affected. The novation, termination and recapture of additional reinsurance agreements will reduce claims and policy benefits at an aggregate level in future periods, and may affect the level of claims and policy benefits as a percentage of premiums.

      During October 2003, we updated our analysis of carried reserves for incurred but not reported (IBNR) claims. In determining the amount of IBNR required at September 30, 2003, we considered the full trending of claims reported through September 30, 2003. As a result of our review, our reserve for IBNR at September 30, 2003 was $6,500,000. We will continue to examine these IBNR levels in relation to past experience each quarter.

      Annuity Segment. Our annuity reinsurance segment is the reinsurance of general account fixed deferred annuities and certain risks arising from variable annuities. With respect to the general account fixed annuities we reinsure, our agreements generally relate to individual general account single premium deferred annuity policies, which involve the tax-deferred accumulation of interest on a single premium paid by the policyholder (accumulation phase policies). Accumulation phase policies are subject primarily to investment risk and persistency (lapse) risk. We have also historically reinsured certain guarantees associated with variable annuity agreements, including GMDB, EEB and GMIB. As of September 30, 2003, we reinsured only GMDB and GMIB through a single reinsurance agreement with CIGNA.

      Our annuity segment contains the majority of our assets. While we would expect it be a small contributor to our net income, it contains significant volatility from two sources. First, under FAS 133 — Accounting for Derivative Instruments and Hedging Activities we must value embedded derivatives in certain of our annuity reinsurance agreements. This unrealized change in the value of the derivative is reported in our income statement each quarter. The change in the value of the derivative can be large, and is driven by financial market conditions, most notably credit risk related changes. Second, our Transamerica annuity reinsurance agreement has exhibited volatility due to write downs of our deferred acquisition cost balance which are based upon management’s estimates of future investment performance and lapse experience. Our annuity reinsurance agreement with Transamerica, which represented 90% of our annuity segment assets at September 30, 2003, is not expected to generate significant income going forward.

      Segment income was $378,926 for the three month period ended September 30, 2003, as compared with a loss of $(18,253,644) for the three month period ended September 30, 2002. Annuity segment income for the three months ended September 30, 2003 includes a $(568,000) loss from the termination of two annuity reinsurance agreements associated with our comprehensive settlement with XL Life, a $(630,000) loss on the Transamerica agreement and $800,000 of additional reserves for our GMDB/GMIB agreement with CIGNA, offset by a net gain from embedded derivatives of approximately $2,808,000. For the first nine months of 2003, segment loss was $(40,555,491), as compared with $(45,054,615) for the first nine months of 2002. The 2003 loss includes the items noted above plus a $(38,200,000) charge related to costs of recaptures and associated experience during the first six months of 2003 (including the recapture of our then largest GMDB agreement and our then second largest deferred annuity reinsurance agreement). The nine months ended September 30, 2002 includes the $24,796,000 write down of deferred acquisition costs associated with our annuity reinsurance agreement with Transamerica.

      Under FAS 133, we are required to bifurcate and separately account for embedded derivatives contained in certain of our annuity reinsurance agreements. The change in the fair value of the embedded derivatives is influenced by changes in credit risk, changes in expected future cash flows under the annuity reinsurance agreements and interest rate changes. For the three and nine month periods ended September 30, 2003, the net change in fair value of our embedded derivatives was a gain of $2,808,427 and $14,845,749, respectively. For the three and nine month periods ended September 30, 2002, the net change in fair value of our embedded derivatives was a loss of $(13,277,823) and $(18,254,530) respectively. The net change in fair value of our embedded derivatives during the three month period ended September 30, 2003 largely reflects the termination of an annuity reinsurance agreement with an affiliate of XL Life in the third quarter of 2003 as part of our comprehensive settlement with XL Life. The primary reason for the net change in fair value of our embedded derivatives for the nine month period ended September 30, 2003 was the termination of certain of our annuity reinsurance agreements, including our agreement with Ohio National. Widening credit spreads and bond defaults in the portfolio of assets supporting these agreements had caused unrealized losses in our embedded derivatives in prior periods.

      As a result of the recapture of our GMDB agreement with Hartford Life, we decreased our reserves for expected claim payments associated with GMDB and EEB agreements by approximately $10,850,000 in the second quarter of 2003. During the third quarter, we increased our reserve for our GMDB/GMIB reinsurance agreement with CIGNA by $800,000, bringing our total carried reserves for all minimum guarantees associated with variable annuity agreements to $10,200,000 at September 30, 2003. Our reinsurance agreement with CIGNA is our only remaining GMDB and GMIB reinsurance agreement.

      Total revenue for our annuity segment increased 3% to $19,097,603 for the three month period ended September 30, 2003, as compared with $18,535,565 for the three month period ended September 30, 2002. This is due to the increase in net change in the fair value of embedded derivatives of $16,086,000 for the three month period ended September 30, 2003 as compared with the comparable prior period of 2002, offset by lower policy premiums of approximately $2,000,000, lower surrender fees of approximately $1,900,000 and reduced investment income of approximately $11,600,000.

      Total revenue for our annuity segment declined 24% to $50,967,532 for the nine month period ended September 30, 2003, as compared with $66,846,670 for the nine month period ended September 30, 2002. This decrease is primarily related to lower GMDB/GMIB premiums and surrender fees of approximately $9,700,000 for the nine months ending September 30, 2003, as well as reduced investment income attributable to Funds Withheld of $38,900,000. This reduction is a result of annuity agreement terminations during the first nine months of 2003, most notably our annuity reinsurance agreements with Ohio National. Surrender fees from our Transamerica annuity reinsurance agreement also decreased by approximately $7,500,000 for the nine months ended September 30, 2003 as compared with the first nine months of 2002, which is reflected in lower revenues as mentioned above. The decline in segment revenue was offset by an increase in the net change in the fair value of embedded derivatives of $33,100,000 for the nine month period ended September 30, 2003 as compared with the first nine months of 2002.

      Policy benefits and expenses for the annuity segment, which include interest credited to policyholders, segment specific expenses, and allocated expenses, declined 49% to $18,718,677 for the three month period ended September 30, 2003, as compared with $36,789,209 for the three month period ended September 30, 2002. As a result of the recapture of our GMDB agreement with Hartford Life in the second quarter of 2003, our policy benefit and expenses in the third quarter of 2003 declined by approximately $12,100,000, as compared to the same quarter last year. Also, as a result of a smaller base of policyholders and slightly lower lapse rates on the Transamerica annuity reinsurance agreement, LMIG payments in the third quarter of 2003 declined by approximately $5,800,000, as compared to the same quarter last year.

      Policy benefits and expenses declined 18% to $91,523,023 for the nine months ended September 30, 2003, as compared with $111,901,285 for the nine months ended September 30, 2002. The nine months ended September 30, 2003 includes a charge of $20,400,000 for the recapture of our GMDB agreement with Hartford Life and LMIG payments of approximately $13,022,000. The nine months ended September 30, 2002 includes a write off of $24,796,000 of deferred acquisition costs associated with our annuity reinsurance agreement with Transamerica and LMIG payments of $21,750,000.

      Corporate Segment. The corporate segment includes all of our capital gains and losses, investment income on undeployed invested assets, capital raising costs and a proportionate share of operating expenses based upon the relative distribution of stockholders’ equity to all three segments. As a result, the corporate segment, while small relative to our total company, will likely have volatile results. For the three and nine month periods ended September 30, 2003, segment (loss) income was $(946,748) and $3,280,909, respectively, as compared with segment income of $9,045,463 and $12,193,610, respectively, for the three and nine month periods ended September 30, 2002. Revenues diminished 98% to $220,721 for the three month period ended September 30, 2003, as compared with $10,386,955 for the three month period ended September 30, 2002, and declined by 54% to $7,486,829 for the nine month period ended September 30, 2003, as compared with $16,090,312 for the nine month period ended September 30, 2002. Net realized investment (losses) gains of $(52,025) and $6,508,019 in the three and nine month periods ended September 30, 2003, respectively, as compared to $9,297,351 and $10,813,315, respectively, for the three and nine month periods ended September 30, 2002 were the principal reason for the declines.

      Segment benefits and expenses increased slightly to $1,167,469 and $4,205,920 for the three and nine month periods ended September 30, 2003, respectively, as compared with $1,341,492 and $3,896,702, respectively, for the comparable prior periods in 2002.

Financial Condition

Investments

      At September 30, 2003 and December 31, 2002, virtually all of our invested assets were posted as collateral to secure our obligations under reinsurance agreements and letter of credit facilities or were required to maintain the statutory capital and surplus requirements of our U.S. operating subsidiary. At September 30, 2003, our invested assets, including cash and cash equivalents, had an aggregate fair value of $212,669,998, including unrealized gains of $2,211,223, as compared with an aggregate fair value of $306,346,337, including unrealized gains of $6,162,525, at December 31, 2002. The decline in our invested assets was primarily the result of claim payments on recaptured or terminated reinsurance agreements and unearned premium payments made to effect the recaptures. At September 30, 2003 and December 31, 2002, the weighted average duration of the fixed income securities included in our invested assets was 3.7 and 3.8 years respectively and the weighted average investment quality rating was “AA-” and “AA” respectively.

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

      At both September 30, 2003 and December 31, 2002, less than 1% of our fixed income securities consisted of below investment grade securities. The fair value of such investments varies depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer. As noted above, our investment guidelines prohibit the purchase of below investment grade securities, as these investments are subject to a higher degree of credit risk than investment grade securities. We monitor the creditworthiness of the portfolio as a whole, and when the fair market value of a security declines for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its fair value.

      At September 30, 2003, mortgage-backed securities represented approximately 12% of our invested assets, including cash and cash equivalents, as compared with approximately 10% at December 31, 2002. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage-backed securities include collateralized mortgage obligations (CMO’s) and mortgage-backed pass-through securities. Mortgage-backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in agency mortgage backed securities. Our mortgage backed securities portfolio had a weighted average investment quality rating of “AAA” at both September 30, 2003 and December 31, 2002.

      At September 30, 2003, none of our mortgage-backed investment portfolio consisted of securities with planned repayment schedules, as compared with 7% at December 31, 2002. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches of the CMO.

      The following table summarizes our investment results (excluding investment income on assets held and managed by our ceding companies or others on their behalf) for the periods indicated:

Investment Results

	Nine Months Ended		Twelve Months Ended
	September 30,		December 31,

	2003	2002	2002	2001	2000

	(Dollars in thousands)
Total invested assets, including cash and cash equivalents(1)	$212,670	$475,213	$306,346	$423,780	$321,819
Investment income, net of related expenses	$4,508	$19,080	$25,931	$20,165	$20,126
Effective annualized yield rate(2)	2.45%	5.28%	5.28%	5.74%	6.85%
Realized investment gains (losses)	$6,508	$10,813	$19,749	$1,230	$(4,817)

(1)	Fair value at end of the indicated period.

(2)	The effective yield rate equals (i) net investment income divided by (ii) the average of total adjusted invested assets at the end of each calendar quarter included in the indicated period.

      The effective annualized yield rate on our invested assets has declined significantly during the first nine months of 2003. This decline is the result of the shift in our general account assets towards a greater cash position. We had increased our cash position to maximize the amount of collateral we can provide to our cedents and letter of credit providers and to minimize market risk related to our collateral requirements. Our investment portfolio is approximately 54% invested in cash and cash equivalents at September 30, 2003. However, we plan to invest a significant percentage of this money during the fourth quarter if market opportunities present themselves.

Funds Withheld at Interest

      At September 30, 2003, our Funds withheld receivable was approximately $696,000,000, as compared with approximately $1.4 billion at December 31, 2002. Historically, when a ceding company enters into a reinsurance agreement structured as a modified coinsurance or coinsurance funds withheld arrangement with us, a portion of the ceding company’s liability to the policyholders or, in the case of a retrocessional arrangement, the primary insurer, is ceded to us. Our remaining modified coinsurance arrangements are on a quota share basis, so the portion that is ceded to us is a fixed percentage of the liabilities arising from the underlying policies. Our share of the ceding company’s liability is included on our balance sheet as “Interest sensitive contracts liabilities.” However, unlike other reinsurance arrangements in which we receive cash or investments as consideration for assuming a portion of the ceding company’s liability, under these types of arrangements, we have established a receivable called “Funds withheld at interest.” For annuity reinsurance agreements, the Funds withheld at interest receivable is equal to our fixed portion of the statutory reserves carried by the ceding company. For life reinsurance agreements, the Funds withheld at interest receivable is equal to the value of the ceding company’s GAAP reserves related to the policies underlying our life reinsurance agreements, which includes reserves for pending claims and reserves for incurred but not reported claims. We are allocated our share of the investment income and realized capital gains and losses that arise from the securities in the investment portfolio underlying the Funds withheld at interest under each type of agreement.

      At September 30, 2003, our Funds withheld at interest receivable related to our annuity reinsurance agreements had a carrying value of approximately $688,000,000. Our agreement with Transamerica accounted for approximately 90% of annuity related Funds withheld at interest receivable as September 30, 2003, as compared to 51% at December 31, 2002. The increase in the proportion of our Funds withheld at interest asset related to the Transamerica agreement generally reflects the termination of our annuity reinsurance agreement with Ohio National, as well as other annuity agreements, during 2003. At September 30, 2003, the assets held and managed by our ceding companies under our annuity reinsurance agreements were invested in convertible bonds and fixed income securities having a weighted average credit quality of “A” and a weighted average duration of 5.9 years. In addition, at September 30, 2003, approximately 5.5% of such assets were invested in below investment grade securities, as compared with 4.2% of such assets at December 31, 2002. At December 31, 2002, these assets had a weighted average credit quality of “A” and a weighted average duration of 5.3 years.

      The average annualized yield rate earned on the assets held and managed by our ceding companies under our annuity reinsurance agreements was approximately 5.16% and 3.03% for the three and nine month periods ended September 30, 2003, as compared to 6.97% and 5.90% for the three and nine month periods ended September 30, 2002. The average annualized yield rate earned on the assets funding our annuity obligations to Transamerica was approximately 5.11% and 2.59% for the three and nine month periods ended September 30, 2003, as compared with 7.18% and 5.30% for the three and nine month periods ended September 30, 2002. For purposes of calculating the average yield rate earned on assets held and managed by our ceding companies, including Transamerica, we include net realized capital gains and losses as reported to us by our ceding companies.

Transamerica

      Our annuity reinsurance agreement with Transamerica is our largest annuity reinsurance agreement. As of September 30, 2003, approximately $625,000,000, or 90% of our Funds withheld at interest receivable, approximately $628,000,000, or 90% of our Interest sensitive contracts liability and approximately $34,000,000 of our Deferred policy acquisition costs asset related to this agreement. As a result of the changes to our company resulting from the recapture, termination, and novations of numerous blocks of business, we expect that the assets and liabilities associated with the Transamerica agreement will also represent a significant portion of our total assets and liabilities in future periods. We do not expect the Transamerica agreement to generate significant income in future periods.

      At September 30, 2003, the assets funding the policyholder obligations under the Transamerica agreement had an average credit quality of “A” and an average duration of 6.2 years, as compared with an average credit quality of “A-” and an average duration of 4.2 years at December 31, 2002. The agreement is a retrocessional arrangement covering VisionMark fixed annuity products issued by IL Annuity and Insurance Company, the primary insurance company. AmerUS Capital Management, the investment manager appointed by IL Annuity, manages the assets underlying the Transamerica agreement. At September 30, 2003 and December 31, 2002, AmerUS Capital Management had invested approximately 65% of the premiums paid in connection with the underlying policies in investment grade convertible bonds and had invested the remaining premiums in investment grade bonds, high yield bonds and mortgage-backed securities. The value of convertible bonds is a function of their investment value (determined by comparing their yield with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and their conversion value (at market value, if converted into the underlying common stock). To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible bonds will be increasingly influenced by their conversion value. Consequently, the value of convertible bonds may be influenced by changes in the equity markets.

      While convertible bonds would typically be expected to produce lower investment income than other fixed income securities, convertible bonds provide the potential for higher total returns through the underlying equity component of the bonds, which are passed on to VisionMark policyholders through the total return adjustment upon surrender of the policies. As with the holders of other single premium deferred annuity policies, a VisionMark policyholder is guaranteed a return of premiums paid plus a guaranteed minimum interest rate of 3% to 3.5% per annum over the life of the policy. During the nine months ended September 30, 2003 and the year ended December 31, 2002, we paid approximately $13,022,000 and $26,763,000, respectively, under our annuity reinsurance agreement with Transamerica to cover our proportionate share of the shortfall that arose because the net investment returns on the assets related to these policies substantially underperformed the LMIG for surrendered policies.

      According to data provided to us by Transamerica, at September 30, 2003, the assets held by IL Annuity and managed by AmerUS Capital were comprised of the following:

			% of Total
Type of Security	Book Value(1)	Market Value	Market Value

Investment grade convertible bonds	$410,652,803	$402,837,815	65.2%
Investment grade U.S. corporate bonds	113,512,308	117,430,283	19.0%
Below investment grade U.S. corporate bonds	33,224,270	34,141,139	5.5%
Mortgage-backed securities	30,993,440	31,009,308	5.0%
Short term securities	32,285,333	32,324,401	5.2%

Total invested assets	$620,668,154	$617,742,947	100.0%

Accrued investment income		3,875,935

Total market value, including accrued investment income		$621,618,882

(1)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

      According to data provided to us by Transamerica, at September 30, 2003, the credit ratings of the assets (excluding accrued investment income) held by IL Annuity and managed by AmerUS Capital were approximately as follows:

			% of Total
Ratings(1)	Book Value(2)	Market Value	Market Value

AAA	$128,497,001	$127,977,688	20.7%
AA	47,648,955	45,680,422	7.4%
A	157,940,656	158,941,039	25.7%
BBB	252,040,161	249,762,779	40.4%
BB and below	34,541,381	35,381,019	5.7%

Total invested assets	$620,668,154	$617,742,947	100.0%

Accrued investment income		3,875,935

Total market value, including accrued investment income		$621,618,882

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on an equivalent rating assigned by the National Association of Insurance Commissioners.

(2)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

      According to data provided to us by Transamerica, at September 30, 2003, the maturity distribution of the assets held by IL Annuity and managed by AmerUS Capital was approximately as follows:

			% of Total
Maturity	Book Value(1)	Market Value	Book Value

Within one year	$49,113,545	$49,150,872	8.0%
From one to five years	129,715,360	130,174,555	21.0%
From six to ten years	134,401,515	135,734,041	22.0%
More than ten years	307,437,734	302,683,479	49.0%

Total all years	$620,668,154	$617,742,947	100.0%

(1)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

Other Annuity Reinsurance Agreement

      At September 30, 2003, we had one other annuity reinsurance agreement that guaranteed crediting rates that vary in amount and duration. At September 30, 2003, the assets funding the policyholder obligations under this agreement had an average credit quality of “A-” and an average duration of approximately 3.77 years, as compared with an average credit quality of “A” and an average duration of approximately 7.04 years for the other annuity agreements in force at December 31, 2002.

      According to information provided by the ceding company under this annuity reinsurance agreement, at September 30, 2003, the assets held and managed by this ceding company were comprised of as follows:

			% of Total
Type of Security	Book Value(1)	Market Value	Market Value

Investment grade US corporate bonds	$58,788,630	$62,651,550	82.9%
Short term securities	5,389,555	5,389,555	7.1%
Mortgage securities	4,441,242	5,083,146	6.7%
Below investment grade bonds	3,540,278	2,454,656	3.3%

Total invested assets	$72,159,705	$75,578,907	100.0%

Accrued investment income		1,105,237

Total market value, including accrued investment income		$76,684,144

(1)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

      According to information provided by the ceding company under this annuity reinsurance agreement, at September 30, 2003, the credit ratings of the assets (excluding accrued investment income) held and managed by this ceding company were approximately as follows:

			% of Total
Ratings(1)	Book Value(2)	Market Value	Market Value

AAA	$5,990,875	$5,978,700	7.9%
AA	3,585,596	3,818,954	5.1%
A	24,109,602	25,769,487	34.1%
BBB	34,933,354	37,557,110	49.7%
BB and below	3,540,278	2,454,656	3.2%

Total invested assets	$72,159,705	$75,578,907	100.0%

Accrued investment income		1,105,237

Total market value, including accrued investment income		$76,684,144

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on an equivalent rating assigned by the National Association of Insurance Commissioners.

(2)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

      According to information provided by the ceding companies under this annuity reinsurance agreement, at September 30, 2003, the maturity distribution of the assets held and managed by this ceding company was approximately as follows:

			% of Total
Maturity	Book Value(1)	Market Value	Book Value

Within one year	$13,319,669	$13,410,982	17.7%
From one to five years	24,212,414	26,132,038	34.6%
From six to ten years	27,231,188	28,252,552	37.4%
More than ten years	7,396,434	7,783,335	10.3%

Total all years	$72,159,705	$75,578,907	100.0%

(1)	Book values are those reported to us by the cedent for the underlying investments and do not represent the value of our Funds withheld at interest receivable.

Liquidity and Capital Resources

      Our liquidity and capital resources are a measure of our overall financial strength and our ability to generate cash flows from our operations to meet our operating and growth needs. Our principal sources of funds are premiums received, net investment income, proceeds from investments called, redeemed or sold and cash and short-term investments. The principal obligations and uses of the funds are to post collateral for the statutory reserves ceded to us by U.S. based insured and reinsurers, the payment of policy benefits, operating expenses and the purchase of investments. Under the terms of our reinsurance agreements, we are required to provide letters of credit or fund trust accounts with liquid assets to satisfy the collateral requirements of our cedents. At September 30, 2003 and December 31, 2002, letters of credit totaling $75,000,000 and $174,000,000, respectively, had been issued in the ordinary course of our business by our bankers in favor of certain ceding insurance companies (including our U.S. operating subsidiary) to provide security and meet regulatory requirements. At September 30, 2003 and December 31, 2002, cash and investments of approximately $64,000,000 and $115,000,000, respectively, were pledged as collateral for letters of credit. At September 30, 2003 and December 31, 2002, cash and investments of $98,675,000 and $125,085,000 respectively were held in trust for the benefit of certain ceding insurance companies to provide security and to meet regulatory requirements.

      We have two reinsurance operating subsidiaries, the largest of which is based in and operates out of Bermuda. Our other reinsurance operating subsidiary is based in and operates out of the United States. Our Bermuda operating subsidiary reinsures a large portion of the reinsurance business written by our U.S. operating subsidiary. The primary purpose of this reinsurance is to provide reinsurance capacity to our U.S. operating subsidiary so that it can compete in its market place. Our Bermuda operating subsidiary has made capital infusions into the U.S. operating subsidiary to allow the U.S. company to maintain targeted statutory surplus levels and to provide cash and securities as collateral for the reinsurance cessions the U.S. operating subsidiary makes to the Bermuda operating company. At September 30, 2003, approximately $49,000,000 of our cash and cash equivalents and fixed income securities were held by the U.S. operating subsidiary and were not available to our Bermuda operating subsidiary to fund our liquidity or collateral needs. In addition, our U.S. operating company has entered into a letter agreement with the Connecticut Insurance Department that, among other things, restricts the U.S. operating company from paying dividends or settling inter-company balances with us or our Bermuda operating company.

      As discussed in Note 6 to our unaudited consolidated financial statements included elsewhere in this report, on December 31, 2002, we entered into a transaction with XL Life pursuant to which we novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance agreement with us with respect to four of those blocks of business. On August 5, 2003, XL Life served us with notice of its intention to recapture the 50% quota share reinsurance agreement with us. As a result, we determined we would not be able to recover our deferred acquisition costs carried for this agreement from future expected income, and wrote down approximately $21,000,000 of such deferred acquisition costs in the three months ended June 30, 2003.

      We have been in discussions with XL Life with respect to each party’s rights and obligations under the novation and retrocession agreements entered into at December 31, 2002, as well as a $10,000,000 excess of loss reinsurance policy and a catastrophe excess of loss cover that were each purchased by us from XL Life in the first quarter of 2002 and two annuity reinsurance agreements between our company and XL Life or its affiliates. The excess of loss reinsurance policy was purchased to protect against LMIG payments under our annuity reinsurance agreement with Transamerica, and full recovery under the policy has been anticipated in establishing our deferred acquisition cost asset. The catastrophe excess of loss cover expired by its terms on December 31, 2002, but we continued to discuss with XL Life remaining obligations asserted under the agreement. The two annuity reinsurance agreements represent approximately $95,900,000 (including a cumulative loss from embedded derivatives of approximately $2,800,000) of our Funds withheld at interest and approximately $95,600,000 of our Interest sensitive contract and other liabilities.

      As a result of our discussions with XL Life, we and XL Life and its affiliate agreed to mutually discharge our respective rights and obligations under all of the agreements described in the preceding paragraph in a comprehensive settlement effective as of July 1, 2003. Under the terms of the comprehensive settlement, we paid $6,000,000 to XL Life and were released from any and all obligations to XL Life and its affiliate under all of the agreements among the parties. In addition, as part of the comprehensive settlement, we are obligated to pay $2,000,000 to XL Life if prior to June 30, 2004 our stock trades above $2.00 per share for a period of 20 out of 30 consecutive trading days and we raise an aggregate $35,000,000 of equity or debt.

      We did not have sufficient available cash and investments at September 30, 2003 to satisfy the collateral requirements asserted by CIGNA, the cedent under our only GMDB/ GMIB agreement. As of December 31, 2002, CIGNA asserted that we must satisfy additional collateral requirements of approximately $59,000,000 in excess of the $11,000,000 of collateral we currently have posted. We have not agreed with CIGNA’s computation of the $70,000,000 collateral requirement and have not posted any additional collateral under the agreement. As a result, CIGNA has alleged that we have breached our agreement and may institute arbitration or litigation proceedings to seek remedies for the alleged breach. If we do not prevail in any such arbitration or litigation proceedings, it would have a material adverse effect on our financial condition and we may be required to liquidate our operations. As of September 30, 2003, we had met the collateral requirements of our other cedents, and we expect to be able to meet any collateral requirements asserted at December 31, 2003, other than CIGNA.

      As of September 30, 2003, we had $26,700,000 of outstanding unsecured letters of credit issued on its behalf by Citibank that expire on December 31, 2003. In November 2003, Citibank agreed to renew our unsecured letter of credit facility until December 31, 2004 if we reduce the unsecured balance of the letter of credit facility to $17,000,000 by November 30, 2003. If we do not reduce the unsecured balance of the letter of credit facility to $17,000,000 by November 30, 2003 and Citibank does not renew the letters of credit, the letters of credit will expire on December 31, 2003 and our cedents will be entitled to draw on the letters of credit. We would then be obligated to repay Citibank for any amounts drawn.

      At September 30, 2003, our total capitalization, which consisted entirely of equity, was $146,399,823. For the nine months ended September 30, 2003, we utilized $97,859,548 of our cash and cash equivalents to fund our operating activities, as compared with generating cash and cash equivalents of $27,726,444 from our operating activities for the nine months ended September 30, 2002. The utilization of our cash and cash equivalents during the first nine months was primarily the result of claim payments on recaptured or terminated reinsurance agreements and unearned premium payments made to effect the recaptures.

      In January 2003, we instituted substantial premium rate increases on all of our non-guaranteed premium yearly renewable term agreements. All of our cedents subject to the rate increase, except MetLife and one other cedent who has accepted the rate increase, have recaptured their reinsurance agreements. MetLife has made the rate increase a subject of arbitration with us, and has indicated that its election to recapture is dependent upon the arbitration panel’s conclusion about the validity of the rate increase. If we are not successful in obtaining the rate increase through arbitration and MetLife does not recapture the agreement, we are likely to continue to incur losses from this agreement for the foreseeable future. If we are successful in the arbitration and MetLife recaptures the agreement, our annual premium revenues will decline, but we would no longer incur losses under the agreement. The arbitration is scheduled to commence on December 15, 2003.

      Transamerica has alleged that we owe $14,900,000 under our annuity reinsurance agreement with it. We have not agreed that such amount currently is owed to Transamerica, and we are attempting to resolve our issues with Transamerica. Transamerica has indicated that if we cannot resolve our issues, it will attempt to put our Bermuda operating subsidiary into liquidation.

      In addition to the discussions with Transamerica related to the alleged amounts owed to it, we have been attempting to engage Transamerica, and ultimately IL Annuity, in discussions aimed at improving investment returns from the convertible bond portfolio and potentially redesigning the VisionMark product to reduce the minimum guarantee exposures from the Transamerica agreement. If we are not successful in convincing Transamerica and IL Annuity to restructure the portfolio and/or to redesign the product, we may incur additional write downs of deferred acquisition costs in the future.

      While we plan to continue receiving premiums and paying claims under our remaining reinsurance treaties, we have ceased to write new reinsurance agreements and are not accepting any new business under existing treaties on their current terms. We do not anticipate writing new reinsurance agreements in the foreseeable future. To date, our plans have involved reducing our collateral requirements by negotiating the recapture, retrocession, novation or sale of certain of our reinsurance agreements. During the first nine months of 2003, these types of transactions resulted in significant losses for us. While we may enter into similar transactions in the future, we are not actively seeking to do so.

      Both we and our Bermuda operating subsidiary, Annuity and Life Reassurance, are required to comply with the provisions of the Bermuda Companies Act that regulate the payment of dividends and the making of distributions from contributed surplus. Neither we nor Annuity and Life Reassurance may declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (i) the relevant company is, or would be after the payment, unable to pay its liabilities as they become due; or (ii) the realizable value of the relevant company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. As of December 31, 2002, we could not reasonably determine that we met these grounds. Accordingly, on February 19, 2003, we announced that we would not declare or pay a dividend on our common shares during the first quarter of 2003. No dividends have been paid since. The declaration and payment of future dividends to holders of our common shares will be at the discretion of our Board of Directors and will depend upon our earnings and financial condition, capital requirements of our subsidiaries, the ability of our operating subsidiaries to pay dividends to us, regulatory considerations and other factors the Board of Directors deems relevant. We do not expect to declare or pay dividends in the near future.

      During 2001, our Board of Directors approved a share repurchase program of up to $25,000,000 of our common stock. While our Board has given us the flexibility to repurchase our common stock in the future if market conditions so dictate, at the present time we do not anticipate repurchasing any common shares.

      We had no material commitments for capital expenditures as of September 30, 2003, but as noted above, we have significant obligations that we may not be able to satisfy. There can be no assurance that the actions taken by us have been sufficient to improve our operations and liquidity. In addition, we cannot predict the outcome of several pending issues and the impact those outcomes may have on us. If we are unable to reposition our general account investment portfolio to achieve a substantially higher yield within our investment guidelines, successfully defend ourselves against the pending shareholder class action suit, attain a favorable outcome from the MetLife arbitration and settle our issues with Transamerica regarding our annuity reinsurance agreement, we may not be able to meet our obligations. Any failure to achieve one of the foregoing items could have a material adverse effect on our financial condition and results of operations. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should we be unable to meet such obligations.

Forward-Looking and Cautionary Statements

      This report, together with other statements and information we may provide, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for future operations and financing needs or plans, as well as assumptions relating to the foregoing. The words “expect,” “project,” “estimate,” “predict,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements include these expressions. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Factors that could materially and adversely affect our operations and financial condition and/or cause our actual results of operations or financial condition to differ from those expressed or implied in our forward-looking statements include, but are not necessarily limited to, our ability to meet the obligations associated with our current business and to fund our continuing operations; our ability to reduce or otherwise satisfy our collateral obligations through novations, recaptures or otherwise; the outcome of pending legal proceedings involving us; our ability to obtain adequate financial ratings; the ability of our cedents to manage successfully assets they hold on our behalf; our success in managing our investments; our ability to maintain the listing of our common shares on the New York Stock Exchange; changes in mortality, morbidity and claims experience; our ability to make accurate estimates and assumptions regarding future mortality, persistency, lapses, expenses and investment performance based upon historical results and information provided to us by our cedents; our ability to underwrite business; unanticipated withdrawal or surrender activity; changes in market conditions, including changes in interest rate levels; the competitive environment; the impact of recent and possible future terrorist attacks and the U.S. government’s response thereto; our ability to attract and retain clients; the loss of a key executive; regulatory changes (such as changes in U.S. tax law and insurance regulation that directly affect the competitive environment for our products); and a prolonged economic downturn. Investors are also directed to consider the risks and uncertainties discussed in other documents we have filed with the Securities and Exchange Commission, and in particular, our Annual Report on Form 10-K for the year ended December 31, 2002, as amended. We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of September 30, 2003.

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

      We have no equity securities in our general account. We have significant market risk, including equity risk, from our largest annuity reinsurance agreement and our GMDB/ GMIB agreement. We do not currently use derivative financial instruments such as futures and options to manage risk in our general account or assumed through our reinsurance agreements, although we may do so in the future. We manage other risks, including credit and liquidity, in the normal course of business. In managing credit risk, we establish overall quality and rating guidelines and place limits on credit exposure by issuer and industry to achieve appropriate diversification in the portfolio. We do not have a trading portfolio and are not exposed to market risk from trading activities.

      Our primary market risk exposures as of September 30, 2003 have changed since the year ended December 31, 2002 as a result of a decrease in the amount of our invested assets and funds withheld. In addition, the recapture of our GMDB reinsurance agreement with Hartford Life has significantly decreased our market risk exposures. Our GMDB exposure at December 31, 2002 was approximately $1.23 billon, but has diminished to approximately $139,000,000 at September 30, 2003.

      The table below presents as of September 30, 2003 the amortized cost amounts and related weighted average interest rates by years of maturity for our investment portfolio. Mortgage-backed securities are included in the table by anticipated year of maturity.

Weighted Average	Cash and Cash	Weighted Average	Fixed Maturity	Weighted Average
Interest Rates By Maturity	Equivalents	Interest Rate	Investments	Interest Rate

	(Dollars in thousands)
2003	$113,859	0.85%
2004			$4,850	4.53%
2005			7,101	5.37%
2006			9,404	5.59%
2007			8,977	5.70%
Thereafter			65,726	5.33%

Total	$113,859	0.85%	$96,058

Fair Value	$113,859		$98,810

      Sensitivity analysis and duration modeling are used to estimate changes in fair values of fixed income investments and the potential effects on operating earnings and cash flows resulting from possible near term changes in interest rates. The term “near term” means a period of time going forward up to one year from the date of our consolidated financial statements. Durations of fixed income investments are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income. Our duration model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model. The duration model produces a loss in fair value of the fixed income investments of approximately $3,600,000 based on a 100 basis point increase in interest rates as of September 30, 2003. Conversely, the model produces gains of similar amounts with a 100 basis point decrease in interest rates. Actual results may differ from the hypothetical change in fair values assumed in this disclosure, especially since the analysis does not and cannot reflect the results of any actions that would be taken by us to mitigate losses or to optimize gains in fair values.

      One of our modified coinsurance annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities. We have identified an embedded derivative, similar to a total return swap arrangement, within our funds withheld at interest receivable asset that we record in connection with this agreement. The valuation of this embedded derivative requires complex cash flow modeling and assumptions, most notably with respect to expected future cash flows. The net fair value of this derivative is classified on our balance sheet as a component of our Funds withheld asset. Changes in the fair value of the derivative are reported in net income as Net change in fair value of embedded derivatives. While we believe these estimates of future cash flows and other assumptions in our models are reasonable when made, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, we may modify our methodology.

      The methodology we use to determine the fair value of the embedded derivatives in our annuity reinsurance agreements that require bifurcation and separate accounting under FAS 133 is to determine the fair value of the host contract (notional asset) based upon expected future cash flows under the annuity agreements. The fair value of the embedded derivative is calculated as being the market value of the actual assets less the fair value of the notional asset. The change in fair value of the embedded derivative is influenced by changes in credit risk, changes in expected future cash flows under the annuity agreements and interest rate changes. This methodology, which applies to all of our fixed annuity reinsurance agreements other than Transamerica, results in a valuation of the embedded derivative reflecting the market risk inherent in the underlying agreements.

      As of September 30, 2003, the net impact on our embedded derivatives of a 20 basis point increase or decrease in credit spreads is a loss or gain on the embedded derivative of approximately $218,000, respectively. Also, as of September 30, 2003 and after giving effect to the termination or recapture of certain annuity reinsurance agreements, the net impact on our embedded derivatives of a 50 basis point increase or decrease in interest rates as a result of duration mismatching is a gain or loss on the embedded derivative of approximately $293,000, respectively. The duration of the actual assets is approximately 3.77 years and the duration of the notional asset is approximately 4.04 years. As a result, we believe the impact of interest rate movements on the embedded derivative will be small.

      The table below shows the change in our embedded derivatives by quarter for 2002 and 2003:

	Change in Embedded	Embedded Derivative
	Derivative Value	at Fair Value

First Quarter 2002	$1,590,098	$2,953,390
Second Quarter 2002	$(6,566,805)	$(3,613,415)
Third Quarter 2002	$(13,277,823)	$(16,891,238)
Fourth Quarter 2002	$(7,591,581)	$(24,482,819)
First Quarter 2003	$13,754,859	$(10,727,960)
Second Quarter 2003	$(1,717,537)	$(12,445,497)
Third Quarter 2003	$2,808,427	$(9,637,070)

      Our accounting policy for guaranteed minimum death benefit, minimum guaranteed income benefit and enhanced earnings benefit agreements is discussed in Note 3 to our consolidated financial statements for the fiscal year ended December 31, 2002. As of December 31, 2002, we had established reserves of approximately $18,500,000 related to these types of minimum guarantees associated with variable annuity products. Our exposure for GMIB benefits has not materially changed since December 31, 2002. Our reserve for GMDB and GMIB as of September 30, 2003 was $10,200,000. These reserves are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges over the lives of the agreements. Our reserve methodology for these variable annuity minimum guarantee products is not directly market sensitive, although we do make assumptions about the state of the financial markets when we establish our reserves for these exposures. After giving effect to the recapture of our largest guaranteed minimum death benefit agreement, we estimate little impact on our reserve for guaranteed minimum death benefits and guaranteed minimum income benefits based on our preliminary review of the Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.”

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

      As of the end of the period covered by this Form 10-Q, the Company’s management, including its Chief Executive Officer/ Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/ Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting during the period ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

      On April 23, 2002, we served written notice of arbitration on The Metropolitan Life Insurance Companies (MetLife), the cedent under our largest life reinsurance agreement, seeking equitable relief and monetary damages based on MetLife’s misrepresentation of and failure to disclose material facts known to it relating to the agreement. On January 30, 2003, we also provided written notice to MetLife of a premium rate increase, effective March 5, 2003, which also has become a subject of this arbitration. In April 2003, MetLife informed us that, if the arbitration panel finds the premium rate increase valid, MetLife would recapture the reinsurance agreement as of March 5, 2003. On October 3, 2003, MetLife drew approximately $7,400,000 of assets held in trust for its benefit. We believe the draw was inappropriate due to the pending arbitration, but have chosen at this time not to attempt to challenge the draw, as we will likely request that the arbitration panel make it a subject of the arbitration. The arbitration is scheduled to commence on December 15, 2003.

      On and since December 4, 2002, certain of our shareholders have filed purported shareholder class action lawsuits against us and certain of our present and former officers and directors in the United States District Court for the District of Connecticut seeking unspecified monetary damages. The plaintiffs claim that the defendants violated certain provisions of the United States securities laws by making various alleged material misstatements and omissions in public filings and press releases. The plaintiffs filed a single consolidated amended complaint in July 2003, adding as defendants XL Capital Ltd and two additional directors. On October 1, 2003, we answered the amended and consolidated complaint and denied liability on the claims the plaintiffs have asserted.

      On March 18, 2003, Hartford Life Insurance Company, the cedent under our largest guaranteed minimum death benefit reinsurance agreement, served notice seeking to institute arbitration proceedings against us alleging that we had failed to satisfy additional collateral requirements under the agreement of approximately $59,000,000. On July 17, 2003, Hartford Life agreed to recapture its guaranteed minimum death benefits reinsurance agreement with us. As consideration for the recapture, Hartford Life retained approximately $31,000,000 of the funds it had drawn from a trust account and letters of credit that had been posted as collateral under the agreement, and we issued warrants to purchase an aggregate one million of our common shares to Hartford Life. Under the terms of the recapture, we have no further obligations to Hartford Life.

      On October 8, 2003, we were served with a statutory demand for $640,000 from Imagine Re, a Bermuda based reinsurance company. Imagine Re alleges that we are obligated to reimburse it for expenses incurred by Imagine Re in connection with a December 2002 capital raising transaction that was not consummated. We believe that Imagine Re is not entitled to reimbursement of these expenses under the applicable agreement and intend to defend against Imagine Re’s claims.

      There are no other arbitration or legal proceedings currently in process.

Item 2.	Changes in Securities and Use of Proceeds

      On July 17, 2003, we issued warrants to purchase an aggregate one million of our common shares at an exercise price of $1.25 per share to Hartford Life, the ceding company under our largest guaranteed minimum death benefit reinsurance agreement. The warrants were issued in connection with the recapture of the agreement and expire on June 30, 2013. The issuance of the warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 5.	Other Information

      On April 8, 2003, we received notice from the New York Stock Exchange that we did not satisfy the NYSE’s continued listing standards as of that date because the average closing price of our common shares had been below $1.00 for a 30 consecutive trading day period. The notice indicated that if we could not achieve (i) a $1.00 average share price for the 30 consecutive trading days prior to October 7, 2003, the expiration of the six month period following the date of the receipt of the notification, and (ii) a $1.00 share price on October 7, 2003, then the NYSE would commence suspension and delisting procedures with respect to our common shares. In addition, the NYSE informed us that it was considering whether we continued to meet certain of the NYSE’s qualitative continued listing standards due to concerns over our financial condition. On October 14, 2003, the NYSE informed us that we had satisfied the NYSE’s continued listing standards, and as a result would not be delisted from the Exchange.

      On October 8, 2003, we were served with a statutory demand for $640,000 from Imagine Re, a Bermuda based reinsurance company. Imagine Re alleges that we are obligated to reimburse it for expenses incurred by Imagine Re in connection with a December 2002 capital raising transaction that was not consummated. We believe that Imagine Re is not entitled to reimbursement of these expenses under the applicable agreement and intend to defend against Imagine Re’s claims.

      On August 13, 2003, Martin A. Berkowitz joined our Board of Directors. Mr. Berkowitz replaced Mark Grier, who resigned from the Board of Directors effective May 14, 2003.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits —

4	Form of Warrant issued to Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company (incorporated by reference to Exhibit 4 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2003).
10.1	Amended and Restated Employment Agreement, dated as of July 28, 2003, by and between Annuity and Life Re (Holdings), Ltd., Annuity and Life Reassurance, Ltd. and John F. Burke (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2003).
10.2	Recapture Agreement and General Release of Guaranteed Minimum Death Benefit Reinsurance Agreements, dated as of June 30, 2003, among Hartford Life and Annuity Insurance Company, Hartford Life Insurance Company and Annuity and Life Reassurance, Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2003).
10.3	Settlement and Commutation Agreement, dated as of November 4, 2003, by and among XL Life Ltd, XL Re Ltd (formerly known as XL MidOcean Reinsurance Ltd), Annuity and Life Reassurance Ltd., and Annuity and Life Re (Holdings), Ltd.
31	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer and Chief Financial Officer.
32	Section 1350 Certification of the Company’s Chief Executive Officer and Chief Financial Officer.

      (b) Reports on Form 8-K —

      Current Report on Form 8-K (Items 7 and 12) dated and filed on August 7, 2003, reporting several recent developments that had occurred with respect to the Company, including the recapture of the Company’s largest guaranteed minimum death benefits reinsurance agreement and the announcement that XL Life Ltd had served notice that it intended to recapture four life reinsurance agreements ceded to the Company on a 50% quota share basis.

      Current Report on Form 8-K (Items 7 and 12) dated August 14, 2003 and filed on August 15, 2003, regarding the Company’s release of its financial results for the three month period ended June 30, 2003.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

/s/ JOHN F. BURKE

Name: John F. Burke

Title:	Chief Executive Officer and

Chief Financial Officer

Date: November 14, 2003

EXHIBIT INDEX

4	Form of Warrant issued to Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company (incorporated by reference to Exhibit 4 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2003).
10.1	Amended and Restated Employment Agreement, dated as of July 28, 2003, by and between Annuity and Life Re (Holdings), Ltd., Annuity and Life Reassurance, Ltd. and John F. Burke (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2003).
10.2	Recapture Agreement and General Release of Guaranteed Minimum Death Benefit Reinsurance Agreements, dated as of June 30, 2003, among Hartford Life and Annuity Insurance Company, Hartford Life Insurance Company and Annuity and Life Reassurance, Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2003).
10.3	Settlement and Commutation Agreement, dated as of November 4, 2003, by and among XL Life Ltd, XL Re Ltd (formerly known as XL MidOcean Reinsurance Ltd), Annuity and Life Reassurance Ltd., and Annuity and Life Re (Holdings), Ltd.
31	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer and Chief Financial Officer.
32	Section 1350 Certification of the Company’s Chief Executive Officer and Chief Financial Officer.