Form 10-Q/A
period 2003-09-30
ANNUITY & LIFE RE HOLDINGS LTD
filed 2004-03-15
CIK 1051628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q/A-1

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-16561

ANNUITY AND LIFE RE (HOLDINGS), LTD.

(Exact Name of Registrant as Specified in Its Charter)

Bermuda	66-0619270
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Cumberland House, 1 Victoria Street, Hamilton, Bermuda	HM11
(Address of Principal Executive Offices)	(Zip Code)

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

Explanatory Note

      This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003 is being filed to restate our financial statements for the three and nine month periods ended September 30, 2003 to reflect the effect of an increase in the interest sensitive contracts liability associated with our annuity reinsurance agreement with Transamerica Occidental Life Insurance Company (“Transamerica”). In the third quarter of 2003, we incorrectly reduced the liability associated with our annuity reinsurance contract with Transamerica by $3,820,297. The restatement reflects an increase in previously reported interest sensitive contracts liability as of September 30, 2003 from $700,977,967 to $704,798,264, and a corresponding increase of $3,820,297 in interest credited to interest sensitive products expense for each of the three and nine month periods ended September 30, 2003. As a result of this restatement, previously reported net income (loss) for the three and nine months ended September 30, 2003 of $33,392 and $(121,157,865), respectively, has been restated to net (losses) of $(3,786,905) and $(124,978,162), respectively, or a $3,820,297 negative adjustment to previously reported net income (loss) for each period. In addition, previously reported stockholders’ equity of $146,399,823 has been restated to $142,579,526, also a decrease of $3,820,297. This restatement does not increase the amount of the deferred acquisition costs asset recorded by us at September 30, 2003. In addition, the restatement has no effect on our net cash flows used by operating activities for the nine month period ended September 30, 2003. Certain information provided in response to Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect this restatement. In addition, we have revised Item 4: Controls and Procedures to reflect the recent appointment of John W. Lockwood as our Chief Financial Officer.

      Except for Note 12 to the Unaudited Consolidated Financial Statements included in this Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, this amendment does not update information that was presented in our original Quarterly Report on Form 10-Q to reflect developments that have occurred since we filed our original Form 10-Q.

      Additional information about our company can be found in the other filings we have made with the Securities and Exchange Commission.

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars)

	September 30,	December 31,
	2003	2002

	(Unaudited and
	as restated)
Assets
Cash and cash equivalents	$113,859,239	$152,930,908
Fixed maturity investments at fair value (amortized cost of $96,058,034 and $146,487,903 at September 30, 2003 and December 31, 2002)	98,810,759	153,415,429
Funds withheld at interest	695,573,638	1,427,093,380
Accrued investment income	1,083,924	2,141,338
Receivable for reinsurance ceded	89,506,699	93,669,173
Other reinsurance receivables	6,775,426	25,025,453
Deferred policy acquisition costs	74,844,406	187,913,648
Other assets	965,194	2,508,858

Total Assets	$1,081,419,285	$2,044,698,187

Liabilities
Reserves for future policy benefits	$187,391,334	$269,619,809
Interest sensitive contracts liability	704,798,264	1,443,143,080
Other reinsurance liabilities	38,013,037	51,139,164
Accounts payable and accrued expenses	8,637,124	12,459,423

Total Liabilities	$938,839,759	$1,776,361,476

Stockholders’ Equity
Preferred shares (par value $1.00; 50,000,000 shares authorized; no shares outstanding)	$—	$—
Common shares (par value $1.00; 100,000,000 shares authorized; 26,473,728 and 26,106,328 shares outstanding at September 30, 2003 and December 31, 2002)	26,473,728	26,106,328
Additional paid-in capital	334,481,610	335,334,932
Notes receivable from stock sales	—	(1,626,493)
Unamortized stock grant compensation	(1,732,985)	(2,514,693)
Stock warrants	1,250,000	—
Accumulated other comprehensive income	2,211,223	6,162,525
(Accumulated deficit)	(220,104,050)	(95,125,888)

Total Stockholders’ Equity	$142,579,526	$268,336,711

Total Liabilities and Stockholders’ Equity	$1,081,419,285	$2,044,698,187

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in U.S. dollars)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(As restated)		(As restated)
Revenues
Net premiums	$28,657,263	$84,934,401	$148,586,899	$255,007,035
Investment income, net of related expenses	16,250,225	31,127,396	30,143,651	82,083,855
Net realized investment (losses) gains	(52,025)	9,297,351	6,508,019	10,813,315
Net change in fair value of embedded derivatives	2,808,427	(13,277,823)	14,845,749	(18,254,530)
Surrender fees and other revenues	1,667,997	3,549,362	6,061,022	13,606,694

Total Revenues	$49,331,887	$115,630,687	$206,145,340	$343,256,369

Benefits and Expenses
Claim and policy benefits	$19,075,004	$91,381,831	$178,589,650	$224,640,576
Interest credited to interest sensitive products	7,642,151	18,345,349	16,731,452	57,215,862
Policy acquisition costs and other insurance expenses	22,796,448	17,492,342	119,928,722	73,700,329
Collateral costs	—	3,731,580	—	6,080,321
Operating expenses	3,605,189	3,826,602	15,873,678	10,626,666

Total Benefits and Expenses	$53,118,792	$134,777,704	$331,123,502	$372,263,754

Net (Loss)	$(3,786,905)	$(19,147,017)	$(124,978,162)	$(29,007,385)

Net (loss) per common share
Basic	$(0.15)	$(0.74)	$(4.83)	$(1.13)
Diluted	$(0.15)	$(0.74)	$(4.83)	$(1.13)

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(Unaudited and in U.S. dollars)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(As restated)		(As restated)
Net (loss) for the period	$(3,786,905)	$(19,147,017)	$(124,978,162)	$(29,007,385)
Other comprehensive (loss) income:
Unrealized holding (losses) gains on securities arising during the period	(482,029)	17,633,359	2,556,717	20,486,539
Less reclassification adjustment for realized losses and gains in net (loss)	(52,025)	9,297,351	6,508,019	10,813,315

Other comprehensive (loss) income	$(430,004)	$8,336,008	$(3,951,302)	$9,673,224

Total Comprehensive (Loss)	$(4,216,909)	$(10,811,009)	$(128,929,464)	$(19,334,161)

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in U.S. dollars)

	For the Nine Months Ended
	September 30,

	2003	2002

	(As restated)
Cash flows from operating activities
Net (loss)	$(124,978,162)	$(29,007,385)
Adjustments to reconcile net (loss) to cash (used) provided by operating activities:
Net realized investment (gains)	(6,508,019)	(10,813,315)
Net change in fair value of embedded derivatives	(14,845,749)	18,254,530
Amortization of stock grant compensation	295,786	541,344
Unrealized loss on interest rate swap	—	2,005,000
Stock warrants expense	1,250,000	—
Changes in:
Accrued investment income	1,057,414	833,266
Deferred policy acquisition costs	113,069,242	(19,015,030)
Other reinsurance receivables	22,412,502	(2,215,364)
Other assets	1,543,664	1,834,484
Reserves for future policy benefits	(82,228,475)	59,050,154
Interest sensitive contracts, net of funds withheld	8,020,675	1,386,015
Other reinsurance liabilities	(13,126,127)	5,560,803
Accounts payable and accrued expenses	(3,822,299)	2,980,910

Net cash (used) provided by operating activities	$(97,859,548)	$27,726,444

Cash flows from investing activities
Proceeds from sales of fixed maturity investments	$329,135,148	$467,314,155
Purchase of fixed maturity investments	(271,973,762)	(485,627,324)

Net cash provided (used) by investing activities	$57,161,386	$(18,313,169)

Cash flows from financing activities
Interest accrued on notes receivable	$(43,998)	$(74,437)
Interest collected on notes receivable	420,491	38,620
Repayments (issuances) of notes receivable	1,250,000	(250,000)
Dividends paid to stockholders	—	(3,867,909)
Increase in deposit liability	—	10,000,000

Net cash provided by financing activities	$1,626,493	$5,846,274

(Decrease) increase in cash and cash equivalents	$(39,071,669)	$15,259,549
Cash and cash equivalents, beginning of period	152,930,908	104,793,019

Cash and cash equivalents, end of period	$113,859,239	$120,052,568

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited and in U.S. dollars)

	For the Nine Months Ended
	September 30,

	2003	2002

	(As restated)
Preferred shares par value $1.00
Balance at beginning and end of period	$—	$—

Common shares par value $1.00
Balance at beginning of period	$26,106,328	$25,705,328
Issuance of shares	575,000	401,000
(Cancellation) of shares	$(207,600)	$—

Balance at end of period	$26,473,728	$26,106,328

Additional paid-in capital
Balance at beginning of period	$335,334,932	$332,447,062
Issuance of shares	353,250	2,887,870
(Cancellation) of shares	(1,206,572)	—

Balance at end of period	$334,481,610	$335,334,932

Notes receivable from stock sales
Balance at beginning of period	$(1,626,493)	$(1,317,259)
Repayments (issuances)	1,250,000	(250,000)
Interest collected on notes receivable	420,491	38,620
Accrued interest during period	(43,998)	(74,437)

Balance at end of period	$—	$(1,603,076)

Unamortized stock grant compensation
Balance at beginning of period	$(2,514,693)	$—
(Issuance) of stock grants	(928,250)	(3,288,870)
Cancellation of stock grants	1,414,172	—
Amortization of stock grants	295,786	541,344

Balance at end of period	$(1,732,985)	$(2,747,526)

Stock warrants outstanding
Balance at beginning of period	$—	$—
Issuance of warrants	1,250,000	—

Balance at end of period	$1,250,000	$—

Accumulated other comprehensive income
Balance at beginning of period	$6,162,525	$6,418,469
Net unrealized (losses) gains on securities	(3,951,302)	9,673,224

Balance at end of period	$2,211,223	$16,091,693

(Accumulated deficit) retained earnings
Balance at beginning of period	$(95,125,888)	$38,935,242
Net (loss)	(124,978,162)	(29,007,385)
Stockholder dividends	—	(3,867,909)

Balance at end of period	$(220,104,050)	$6,059,948

Total Stockholders’ Equity	$142,579,526	$379,242,299

See accompanying Notes to Unaudited Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

      The Company has restated its financial statements for the three and nine month periods ended September 30, 2003. In the third quarter of 2003, the Company incorrectly reduced the liability associated with its annuity reinsurance contract with Transamerica Occidental Life Insurance Company (“Transamerica”) by $3,820,297. The restatement reflects an increase in previously reported interest sensitive contracts liability as of September 30, 2003 from $700,977,967 to $704,798,264, and a corresponding increase of $3,820,297 in interest credited to interest sensitive products expense for each of the three and nine month periods ended September 30, 2003. As a result of this restatement, previously reported net income (loss) for the three and nine months ended September 30, 2003 of $33,392 and $(121,157,865), respectively, has been restated to net (losses) of $(3,786,905) and $(124,978,162), respectively, or a $3,820,297 negative adjustment to previously reported net income (loss) for each period. In addition, previously reported stockholders’ equity of $146,399,823 has been restated to $142,579,526, also a decrease of $3,820,297. This restatement does not increase the amount of the deferred acquisition costs asset recorded by the Company at September 30, 2003. In addition, the restatement has no effect on the Company’s net cash flows used by operating activities for the nine month period ended September 30, 2003.

      Certain other components of the Company’s unaudited consolidated financial statements including the notes to the unaudited consolidated financial statements have changed as a result of this restatement.

3.	Going Concern Basis of Presentation

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

      The accompanying unaudited consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company incurred significant operating losses in 2002 and the first nine months of 2003. Further, the financial strength ratings of the Company’s operating subsidiaries were downgraded in 2002 and 2003 by A.M. Best, Standard & Poor’s, and Fitch Ratings to C+, BB-, and C, respectively. At the Company’s request, all three financial ratings have been withdrawn.

      In addition, the Company is required to post collateral for the statutory reserves ceded to it by U.S. based insurers and reinsurers. As of September 30, 2003, the Company did not have sufficient available cash and investments to satisfy the collateral requirements asserted by CIGNA, the cedent under the Company’s only

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) agreement. The collateral requirement for this agreement is determined at the end of each calendar year and does not change in interim periods. As of December 31, 2002, CIGNA asserted that the Company was required to satisfy additional collateral requirements of approximately $59.0 million in excess of the $11.0 million of collateral posted. The Company has not agreed with CIGNA’s computation of the $70.0 million collateral requirement and has not posted any additional collateral under the agreement. As a result, CIGNA has alleged that the Company is in breach of its agreement, and may institute arbitration or litigation proceedings to seek remedies for the alleged breach. If the Company does not prevail in any such arbitration or litigation proceedings, it would have a material adverse effect on the Company’s financial condition and the Company may be required to liquidate its operations. As of September 30, 2003, the Company had met the collateral requirements of its other cedents, and the Company expects to be able to meet any collateral requirements asserted at December 31, 2003, other than CIGNA.

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

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     (Loss) Per Share

      The following table sets forth the computation of basic and diluted (loss) per share for the three month and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(As restated)		(As restated)
Net (loss) available to common shareholders	$(3,786,905)	$(19,147,017)	$(124,978,162)	$(29,007,385)

Basic:
Weighted average number of common shares outstanding	25,893,861	25,733,141	25,848,999	25,722,016
Net (loss) per share	$(0.15)	$(0.74)	$(4.83)	$(1.13)

Diluted:
Weighted average number of common shares outstanding	25,893,861	25,733,141	25,848,999	25,722,016
Net (loss) per share	$(0.15)	$(0.74)	$(4.83)	$(1.13)

5.     Business Segments

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

Three Months Ended	Life	Annuity
September 30, 2003	Reinsurance	Reinsurance	Corporate	Consolidated

(As restated)
Revenues	$30,013,563	$19,107,200	$211,124	$49,331,887
Benefits and Expenses	29,434,795	22,548,719	1,135,278	53,118,792

Segment Income (Loss)	$578,768	$(3,441,519)	$(924,154)	$(3,786,905)

Total Assets	$273,604,371	$730,598,264	$77,216,650	$1,081,419,285

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended	Life	Annuity
September 30, 2002	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$86,708,167	$18,535,565	$10,386,955	$115,630,687
Benefits and Expenses	96,647,003	36,789,209	1,341,492	134,777,704

Segment (Loss) Income	$(9,938,836)	$(18,253,644)	$9,045,463	$(19,147,017)

Total Assets	$657,422,016	$1,549,867,709	$113,368,735	$2,320,658,460

Nine Months Ended	Life	Annuity
September 30, 2003	Reinsurance	Reinsurance	Corporate	Consolidated

(As restated)
Revenues	$147,690,979	$50,977,130	$7,477,231	$206,145,340
Benefits and Expenses	231,596,707	95,353,065	4,173,730	331,123,502

Segment (Loss) Income	$(83,905,728)	$(44,375,935)	$3,303,501	$(124,978,162)

Total Assets	$273,604,371	$730,598,264	$77,216,650	$1,081,419,285

Nine Months Ended	Life	Annuity
September 30, 2002	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$260,319,388	$66,846,670	$16,090,311	$343,256,369
Benefits and Expenses	256,465,768	111,901,285	3,896,701	372,263,754

Segment Income (Loss)	$3,853,620	$(45,054,615)	$12,193,610	$(29,007,385)

Total Assets	$657,422,016	$1,549,867,709	$113,368,735	$2,320,658,460

6.	Accounting Standards

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(As restated)		(As restated)
Net (loss) — as reported	$(3,786,905)	$(19,147,017)	$(124,978,162)	$(29,007,385)
Pro forma effect on net (loss) of applying fair value accounting to pre January 1, 2003 option grants	(345,248)	(862,121)	(1,440,849)	(2,586,363)

Net (loss) — pro forma	$(4,132,153)	$(20,009,138)	$(126,419,011)	$(31,593,748)

(Loss) per share as reported:
Basic	$(0.15)	$(0.74)	$(4.83)	$(1.13)
Diluted	$(0.15)	$(0.74)	$(4.83)	$(1.13)
Pro forma effect on net (loss) per share of applying fair value accounting to pre January 1, 2003 option grants:
Basic	$(0.01)	$(0.04)	$(0.06)	$(0.10)
Diluted	$(0.01)	$(0.04)	$(0.06)	$(0.10)
Pro forma (loss) per share:
Basic	$(0.16)	$(0.78)	$(4.89)	$(1.23)
Diluted	$(0.16)	$(0.78)	$(4.89)	$(1.23)

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

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Related Party Transactions

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

8.	Restricted Stock

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

9.	Vulnerability Due to Concentrations

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

      At September 30, 2003 and December 31, 2002, approximately $625.3 million and $733.7 million, respectively, of the Company’s funds withheld at interest receivable and approximately $631.9 million and $755.9 million, respectively of the Company’s interest sensitive contracts liability related to its reinsurance agreement with Transamerica, which is a retrocessional reinsurance arrangement covering policies issued by IL Annuity. In addition, deferred acquisition costs of approximately $33.6 million and $50.0 million related to the Transamerica reinsurance agreement at September 30, 2003 and December 31, 2002, respectively. Transamerica’s agreement with IL Annuity is structured on a modified coinsurance basis, so IL Annuity maintains ownership and control of the assets supporting the Company’s obligations to Transamerica. At September 30, 2003, IL Annuity’s financial strength rating was BB+ from Standard & Poor’s. At September 30, 2003, Transamerica had financial strength or claims paying ratings of A+, AA, Aa3 and AA+ (with a negative outlook) from A.M. Best, Standard & Poor’s, Moody’s Ratings and Fitch Ratings, respectively.

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

      On December 31, 2002, the Company entered into a transaction with XL Life pursuant to which the Company transferred certain blocks of life reinsurance business to XL Life. Under the agreement with XL Life, the Company novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance agreement with the Company with respect to four of those blocks of business. On August 5, 2003, XL Life served the Company with notice of its intention to recapture the 50% quota share reinsurance agreement with the Company. The Company and XL Life and its affiliate agreed to mutually discharge their respective rights and obligations under this agreement, along with four other agreements, in a comprehensive settlement effective as of July 1, 2003. Under the terms of the comprehensive settlement, the Company paid $6.0 million to XL Life and was released from any and all obligations to XL Life and its affiliate under all of the reinsurance agreements among the parties.

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

10.	Contingencies

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

      As discussed in Note 7 above, on December 31, 2002, the Company entered into a transaction with XL Life pursuant to which the Company transferred certain blocks of life reinsurance business to XL Life. Under the agreement with XL Life, the Company novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance agreement with the Company with respect to four of those blocks of business. On August 5, 2003, XL Life served the Company with notice of its intention to recapture the 50% quota share reinsurance agreement with the Company. As a result, the Company determined it would not be able to recover the deferred acquisition costs carried for this agreement from future expected income, and wrote down approximately $21.0 million of such deferred acquisition costs in the three months ended June 30, 2003.

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

      In addition to the discussions with Transamerica related to the alleged amounts owed to it, the Company has been attempting to engage Transamerica, and ultimately IL Annuity, in discussions aimed at improving investment returns from the convertible bond portfolio and potentially redesigning the VisionMark product to reduce the minimum guarantee exposures from the Transamerica agreement. If the Company is not successful in convincing Transamerica and IL Annuity to restructure the portfolio and/ or to redesign the product, the Company may incur additional write downs of deferred acquisition costs in the future.

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

11.	Stock Warrants

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

12.	Subsequent Events

      On December 19, 2003, the panel in the arbitration proceeding between the Company and MetLife ruled that the Company’s rate increase on its reinsurance agreement with MetLife was valid effective as of May 5, 2003. As a result of the ruling, MetLife chose to recapture its reinsurance agreement. The impact of the ruling and MetLife’s recapture was to release funds the Company had previously posted as collateral under that agreement. The Company utilized a large portion of those funds to fully collateralize Citibank’s letter of credit facility with the Company and to pay Transamerica an amount that the Company believes was due to Transamerica as of October 31, 2003 under the Company’s annuity reinsurance agreement with Transamerica. The Company offset the amounts it paid to Transamerica by $5.0 million for investment related expenses that the Company felt were owed to it by Transamerica. Transamerica is currently pursuing arbitration with the Company, asserting that the $5.0 million offset is not justified and that the Company owes Transamerica that amount and interest on the amounts that Transamerica previously alleged were due.

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

      As discussed in Note 7 to our unaudited consolidated financial statements included elsewhere in this report, on December 31, 2002, we entered into a transaction with XL Life Ltd pursuant to which we transferred certain blocks of life reinsurance business to XL Life. Under the agreement with XL Life, we novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance agreement with us with respect to four of those blocks of business. On August 5, 2003, XL Life served us with notice of its intention to recapture the 50% quota share reinsurance agreement with us. As a result, we determined we would not be able to recover the deferred acquisition costs carried for this agreement from future expected income, and we wrote down approximately $21,000,000 of such deferred acquisition costs during the three months ended June 30, 2003.

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

      In addition to the discussions with Transamerica related to the alleged amounts owed to it, we have been attempting to engage Transamerica, and ultimately IL Annuity and Reinsurance Company (IL Annuity), the primary insurance company under the Transamerica agreement, in discussions aimed at improving investment returns from the convertible bond portfolio and potentially redesigning the VisionMark product to reduce the minimum guarantee exposures from the Transamerica agreement. If we are not successful in convincing Transamerica and IL Annuity to restructure the portfolio and/ or to redesign the product, we may incur additional write downs of deferred acquisition costs in the future.

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

      We reinsure certain minimum guarantees associated with variable annuity agreements. These have historically included GMDB, GMIB, and enhanced earnings benefits (EEB), although, as of September 30, 2003, our combined GMDB/ GMIB agreement with CIGNA was the only reinsurance agreement we had covering minimum guarantees associated with variable annuity agreements. Our accounting policy is designed to establish reserves for expected claim payments based upon the view of expected losses over the life of the underlying policies, based upon original pricing assumptions. Our reserving policy allows us to increase reserves if reported claim amounts or claims volume exceed what was anticipated in pricing.

      Policy benefit liabilities for fixed annuity agreements are reflected on our balance sheet as “Interest sensitive contracts liability” and are reported at the accumulated policyholder balance of these accounts.

      If actual events differ significantly from the underlying estimates and assumptions used by us in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

      AICPA Statement of Position (SOP 03-1). In July 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Policy (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts. The SOP provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. The SOP will change the manner in which life insurance companies account for certain types of insurance and reinsurance contracts including those that cover risks such as guaranteed minimum death benefits and guaranteed minimum income benefits. Additionally, the SOP provides accounting guidance for sales inducements paid to contract holders and provides guidance for establishing liabilities for contracts with features that may result in more than one potential account balance. The SOP is effective for financial statements for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. The SOP may not be applied retroactively to prior years’ financial statements, and initial application should be as of the beginning of an entity’s fiscal year. We have an annuity reinsurance agreement with Transamerica and a combined GMDB/ GMIB contract with CIGNA that may be affected by the adoption of this new SOP. We are in the process of reviewing the SOP and assessing its impact on our financial reporting, but have not yet completed our analysis. We believe that the impact on our accounting for the annuity reinsurance agreement with Transamerica could be significant as a result of adopting the SOP. We also believe that our carried reserves for our GMDB/ GMIB contract will not change significantly as a result of adopting the SOP.

Operating Results

      Net (Loss). For the three months ended September 30, 2003, we had a net loss of $(3,786,905), or $(0.15) per basic and fully diluted common share, as compared with a net loss of $(19,147,017), or $(0.74) per basic and fully diluted common share, for the three months ended September 30, 2002. For the nine months ended September 30, 2003, we had a net loss of $(124,978,162), or $(4.83) per basic and fully diluted common share, as compared to a net loss of $(29,007,385), or $(1.13) per basic and fully diluted common share, for the nine months ended September 30, 2002. Net loss in the third quarter of 2003 was primarily the result of a loss of approximately $4,450,000 on the Transamerica annuity reinsurance agreement due to a reduction in deferred acquisition costs in excess of net interest earned on the agreement during the third quarter, a $2,397,000 loss on our MetLife agreement, a $2,174,000 loss on our now second largest life reinsurance agreement due to seasonal fluctuations in premiums and a large claim under that agreement during the quarter, a loss of $1,180,000 on recaptured life reinsurance agreements other than those recaptured in connection with the comprehensive settlement with XL Life, litigation costs of approximately $1,000,000, employee compensation expenses of approximately $1,000,000 and an increase in the reserve for our combined GMDB/GMIB agreement with CIGNA of approximately $800,000. These losses were partially offset by a $9,000,000 benefit resulting from the comprehensive settlement between XL Life and us. The loss for the first nine months of 2003 was primarily the result of losses associated with recaptures and terminations of life and annuity reinsurance agreements, as well as adverse claims experience under our life reinsurance agreements.

      During the nine months ended September 30, 2003, we negotiated the recapture and termination of certain of our life and annuity reinsurance agreements. During the three months ended September 30, 2003, we experienced a gain of approximately $7,820,000 associated with recaptures and terminations, reflecting the effect of a $9,000,000 benefit from our comprehensive settlement with XL Life, partially offset by net charges resulting from other recaptures and terminations of approximately $1,180,000. These charges resulted from the write down of deferred acquisition costs and cash payments made to cedents net of reserve releases associated with the recaptures. We incurred charges related to recaptures and terminations of approximately $86,200,000 for the nine months ended September 30, 2003, including charges incurred in the second quarter with respect to Hartford Life’s recapture of our then largest GMDB agreement of approximately $20,400,000 and the write down in the second quarter of deferred acquisition costs of approximately $21,000,000 associated with the expected recapture of our 50% quota share reinsurance agreement with XL Life. We also recorded income of approximately $620,000 and a loss of approximately $20,000,000, respectively, for the three and nine month periods ended September 30, 2003 on the life, annuity and GMDB agreements that were recaptured or terminated during the respective periods. Reduced investment gains and increased operating expenses due to litigation costs and employee compensation also contributed to our net loss for the nine month period ended September 30, 2003.

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

      Claims and Policy Benefits. Claims and policy benefits for the three month period ended September 30, 2003 and 2002 were $19,075,004 and $91,381,831, or 67% and 108% of net premiums, respectively. The large decline was the result of a reduction of life insurance in force from $151 billion at September 30, 2002 to approximately $30 billion at September 30, 2003 and reserve releases associated with our comprehensive settlement with XL Life. Approximately $7,300,000 of the reduction in claims and policy benefits for the three months ended September 30, 2003 was attributable to the recapture or termination in 2003 of life and annuity reinsurance agreements that were in effect during the comparable prior period. For the nine months ended September 30, 2003 and 2002, claims and policy benefits were $178,589,650 and $224,640,576, or 120% and 88% of net premiums, respectively. The decrease for the nine months ended September 30, 2003 was primarily due to the reduced amount of life insurance in force as a result of recaptures of life reinsurance agreements and the Hartford Life and XL Life reserve releases, offset by approximately $24,000,000 of costs resulting from the termination of life and annuity reinsurance agreements. Claims and policy benefits as a percentage of net premiums have been adversely affected by the recaptures and terminations during the first nine months of 2003. Claims and policy benefits for the three and nine months ended September 30, 2003 includes $800,000 and $3,750,000, respectively of reserve increases related to our remaining GMDB/GMIB agreement with CIGNA.

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

      Interest Credited to Interest Sensitive Contracts Liabilities. Interest credited to Interest sensitive contract liabilities, which are liabilities we assume under certain annuity reinsurance agreements, was $7,642,151 and $16,731,452, respectively, for the three and nine month periods ended September 30, 2003, as compared with $18,345,349 and $57,215,862, respectively, for the three and nine month periods ended September 30, 2002. Included in Interest credited to interest sensitive contracts liabilities for the three and nine month periods ended September 30, 2003 are LMIG payments under our Transamerica annuity reinsurance agreement of approximately $3,196,000 and $13,022,000, respectively, as compared to LMIG payments of approximately $8,977,000 and $21,750,000, respectively, for the comparable prior periods in 2002. The decline in Interest credited to interest sensitive contracts liabilities for the three and nine month periods ended September 30, 2003 was primarily the result of our comprehensive settlement with XL Life, the terminations of annuity reinsurance agreements, particularly our agreement with Ohio National, which was our second largest annuity agreement at the time of its termination, and a smaller base of policyholders account values as well as reduced lapse rates on our annuity reinsurance agreement with Transamerica. We terminated our annuity reinsurance agreement with Ohio National on February 14, 2003, another large annuity reinsurance agreement on April 1, 2003 and two annuity reinsurance agreements with an affiliate of XL Life as of July 1, 2003.

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

Segment Results

      We separately track financial results of our life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk. In addition, certain of our remaining modified coinsurance annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities. The change in the fair value of these embedded derivatives is included in the annuity segment. Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in our portfolio and investment income on undeployed invested assets. Operating expenses are generally allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to the segment, except for capital raising costs, which are charged directly to the corporate segment. Segment results are reported in Note 5 to our unaudited consolidated financial statements included elsewhere in this report.

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

      Life segment income for the three month period ended September 30, 2003 was $578,768, as compared with segment loss of $(9,938,836) for the comparable prior period of 2002. Life segment income in the third quarter of 2003 was primarily the result of a $6,800,000 benefit resulting from our comprehensive settlement with XL Life, partially offset by a loss of approximately $2,397,000 on our MetLife agreement, a loss of approximately $2,174,000 on our now second largest life reinsurance agreement due to seasonal fluctuations in premiums and a large claim under that agreement during the quarter and a loss of $1,180,000 on recaptured life reinsurance agreements other than those recaptured in connection with the comprehensive settlement with XL Life, as well as increased litigation costs and employee compensation expenses. Segment loss for the nine months ended September 30, 2003 was $(83,905,728) compared to segment income of $3,853,620 for the nine months ended September 30, 2002. Segment loss for the nine months ended September 30, 2003 reflects charges for recaptures of life reinsurance agreements of approximately $54,600,000, including the second quarter write down of deferred acquisition costs of approximately $21,000,000 associated with the expected recapture of our 50% quota share reinsurance agreement with XL Life. These charges reflect the write down of deferred acquisition costs and cash payments made to cedents net of reserve releases associated with the recaptures. The net cost of recaptures in the third quarter of 2003 was not significant. Our results for the nine month period ending September 30, 2003 were also adversely affected by reported claims from deaths prior to 2003 exceeding our estimated reserves for such claims at December 31, 2002 by approximately $5,000,000.

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

      Segment policy benefits and expenses decreased 69% to $29,434,795 for the three month period ended September 30, 2003, as compared with $96,647,003 for the three month period ended September 30, 2002. Segment policy benefits and expenses for the nine month period ended September 30, 2003 were $231,596,707 compared to $256,465,768 for the comparable prior period. The impact of recaptures and the comprehensive settlement with XL Life was a net reduction of policy benefits and expenses of approximately $5,600,000 for the three month period ended September 30, 2003 and a net increase in policy benefits and expenses of approximately $54,600,000 for the nine month period ended September 30, 2003. For the third quarter of 2003, recapture costs were comprised of write downs of deferred acquisition costs of approximately $20,110,000, and the return of unearned premium reserves to our cedents of $1,900,000, both offset by policy benefit reserve reductions of $20,830,000. Policy benefits and expenses for the nine month period ended September 30, 2003 included the second quarter write down of deferred acquisition costs of approximately $21,000,000 associated with the expected recapture of our 50% quota share reinsurance agreement with XL Life and reported claims for deaths prior to 2003 that exceeded our estimated reserves for such claims at December 31, 2002 by approximately $5,000,000. This includes $7,800,000 of reduced benefits and claims resulting from the comprehensive settlement with XL Life. If claim experience continues at the levels observed during the fourth quarter of 2002 and the first nine months of 2003, or increases from those levels, our operating results would be materially and adversely affected. The novation, termination and recapture of additional reinsurance agreements will reduce claims and policy benefits at an aggregate level in future periods, and may affect the level of claims and policy benefits as a percentage of premiums.

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

      Segment loss was $(3,441,519) for the three month period ended September 30, 2003, as compared with a loss of $(18,253,644) for the three month period ended September 30, 2002. Annuity segment loss for the three months ended September 30, 2003 includes a loss of approximately $4,450,000 on the Transamerica annuity reinsurance agreement due to a reduction in deferred acquisition costs in excess of interest earned on the agreement during the third quarter, a $568,000 loss from the termination of two annuity reinsurance agreements associated with our comprehensive settlement with XL Life, and an increase in the reserves for our GMDB/GMIB agreement with CIGNA of approximately $800,000, offset by a net gain from embedded derivatives of approximately $2,808,000. For the first nine months of 2003, segment loss was $(44,375,935), as compared with $(45,054,615) for the first nine months of 2002. The 2003 loss includes the items noted above plus a $38,200,000 charge related to costs of recaptures and associated experience during the first six months of 2003 (including the recapture of our then largest GMDB agreement and our then second largest deferred annuity reinsurance agreement). The nine months ended September 30, 2002 includes the $24,796,000 write down of deferred acquisition costs associated with our annuity reinsurance agreement with Transamerica.

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

      Total revenue for our annuity segment increased 3% to $19,107,200 for the three month period ended September 30, 2003, as compared with $18,535,565 for the three month period ended September 30, 2002. This is due to the increase in net change in the fair value of embedded derivatives of $16,086,000 for the three month period ended September 30, 2003 as compared with the comparable prior period of 2002, offset by lower policy premiums of approximately $2,000,000, lower surrender fees of approximately $1,900,000 and reduced investment income of approximately $11,600,000.

      Total revenue for our annuity segment declined 24% to $50,977,130 for the nine month period ended September 30, 2003, as compared with $66,846,670 for the nine month period ended September 30, 2002. This decrease is primarily related to lower GMDB/GMIB premiums and surrender fees of approximately $9,700,000 for the nine months ending September 30, 2003, as well as reduced investment income attributable to Funds Withheld of $38,900,000. This reduction is a result of annuity agreement terminations during the first nine months of 2003, most notably our annuity reinsurance agreements with Ohio National. Surrender fees from our Transamerica annuity reinsurance agreement also decreased by approximately $7,500,000 for the nine months ended September 30, 2003 as compared with the first nine months of 2002, which is reflected in lower revenues as mentioned above. The decline in segment revenue was offset by an increase in the net change in the fair value of embedded derivatives of $33,100,000 for the nine month period ended September 30, 2003 as compared with the first nine months of 2002.

      Policy benefits and expenses for the annuity segment, which include interest credited to policyholders, segment specific expenses, and allocated expenses, declined 39% to $22,548,719 for the three month period ended September 30, 2003, as compared with $36,789,209 for the three month period ended September 30, 2002. As a result of the recapture of our GMDB agreement with Hartford Life in the second quarter of 2003, our policy benefit and expenses in the third quarter of 2003 declined by approximately $12,100,000, as compared to the same quarter last year. Also, as a result of a smaller base of policyholders and slightly lower lapse rates on the Transamerica annuity reinsurance agreement, LMIG payments in the third quarter of 2003 declined by approximately $5,800,000, as compared to the same quarter last year.

      Policy benefits and expenses declined 15% to $95,353,065 for the nine months ended September 30, 2003, as compared with $111,901,285 for the nine months ended September 30, 2002. The nine months ended September 30, 2003 includes a charge of $20,400,000 for the recapture of our GMDB agreement with

Hartford Life and LMIG payments of approximately $13,022,000. The nine months ended September 30, 2002 includes a write off of $24,796,000 of deferred acquisition costs associated with our annuity reinsurance agreement with Transamerica and LMIG payments of $21,750,000.

      Corporate Segment. The corporate segment includes all of our capital gains and losses, investment income on undeployed invested assets, capital raising costs and a proportionate share of operating expenses based upon the relative distribution of stockholders’ equity to all three segments. As a result, the corporate segment, while small relative to our total company, will likely have volatile results. For the three and nine month periods ended September 30, 2003, segment (loss) income was $(924,154) and $3,303,501, respectively, as compared with segment income of $9,045,463 and $12,193,610, respectively, for the three and nine month periods ended September 30, 2002. Revenues diminished 98% to $211,124 for the three month period ended September 30, 2003, as compared with $10,386,955 for the three month period ended September 30, 2002, and declined by 54% to $7,477,231 for the nine month period ended September 30, 2003, as compared with $16,090,311 for the nine month period ended September 30, 2002. Net realized investment (losses) gains of $(52,025) and $6,508,019 in the three and nine month periods ended September 30, 2003, respectively, as compared to $9,297,351 and $10,813,315, respectively, for the three and nine month periods ended September 30, 2002 were the principal reason for the declines.

      Segment benefits and expenses changed slightly to $1,135,278 and $4,173,730 for the three and nine month periods ended September 30, 2003, respectively, as compared with $1,341,492 and $3,896,702, respectively, for the comparable prior periods in 2002.

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

Transamerica

      Our annuity reinsurance agreement with Transamerica is our largest annuity reinsurance agreement. As of September 30, 2003, approximately $625,000,000, or 90% of our Funds withheld at interest receivable, approximately $632,000,000, or 90% of our Interest sensitive contracts liability and approximately $34,000,000 of our Deferred policy acquisition costs asset related to this agreement. As a result of the changes to our company resulting from the recapture, termination, and novations of numerous blocks of business, we expect that the assets and liabilities associated with the Transamerica agreement will also represent a significant portion of our total assets and liabilities in future periods. We do not expect the Transamerica agreement to generate significant income in future periods.

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

      As discussed in Note 7 to our unaudited consolidated financial statements included elsewhere in this report, on December 31, 2002, we entered into a transaction with XL Life pursuant to which we novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance agreement with us with respect to four of those blocks of business. On August 5, 2003, XL Life served us with notice of its intention to recapture the 50% quota share reinsurance agreement with us. As a result, we determined we would not be able to recover our deferred acquisition costs carried for this agreement from future expected income, and wrote down approximately $21,000,000 of such deferred acquisition costs in the three months ended June 30, 2003.

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

      At September 30, 2003, our total capitalization, which consisted entirely of equity, was $142,579,526. For the nine months ended September 30, 2003, we utilized $97,859,548 of our cash and cash equivalents to fund our operating activities, as compared with generating cash and cash equivalents of $27,726,444 from our operating activities for the nine months ended September 30, 2002. The utilization of our cash and cash equivalents during the first nine months was primarily the result of claim payments on recaptured or terminated reinsurance agreements and unearned premium payments made to effect the recaptures.

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

      As of the end of the period covered by this Form 10-Q, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting during the period ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits —

4	Form of Warrant issued to Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company (incorporated by reference to Exhibit 4 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2003).
10.1	Amended and Restated Employment Agreement, dated as of July 28, 2003, by and between Annuity and Life Re (Holdings), Ltd., Annuity and Life Reassurance, Ltd. and John F. Burke (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2003).
10.2	Recapture Agreement and General Release of Guaranteed Minimum Death Benefit Reinsurance Agreements, dated as of June 30, 2003, among Hartford Life and Annuity Insurance Company, Hartford Life Insurance Company and Annuity and Life Reassurance, Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2003).
10.3	Settlement and Commutation Agreement, dated as of November 4, 2003, by and among XL Life Ltd, XL Re Ltd (formerly known as XL MidOcean Reinsurance Ltd), Annuity and Life Reassurance Ltd., and Annuity and Life Re (Holdings), Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q for the quarterly period ended September 30, 2003).
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.
32.1	Section 1350 Certification of the Company’s Chief Executive Officer.
32.2	Section 1350 Certification of the Company’s Chief Financial Officer.

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

ANNUITY AND LIFE RE (HOLDINGS), LTD.

/s/ JOHN F. BURKE

Name: John F. Burke

Title:	Chief Executive Officer and President

Date: March 15, 2004

/s/ JOHN W. LOCKWOOD

Name: John W. Lockwood

Title:	Chief Financial Officer

Date: March 15, 2004

EXHIBIT INDEX

4	Form of Warrant issued to Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company (incorporated by reference to Exhibit 4 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2003).
10.1	Amended and Restated Employment Agreement, dated as of July 28, 2003, by and between Annuity and Life Re (Holdings), Ltd., Annuity and Life Reassurance, Ltd. and John F. Burke (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2003).
10.2	Recapture Agreement and General Release of Guaranteed Minimum Death Benefit Reinsurance Agreements, dated as of June 30, 2003, among Hartford Life and Annuity Insurance Company, Hartford Life Insurance Company and Annuity and Life Reassurance, Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2003).
10.3	Settlement and Commutation Agreement, dated as of November 4, 2003, by and among XL Life Ltd, XL Re Ltd (formerly known as XL MidOcean Reinsurance Ltd), Annuity and Life Reassurance Ltd., and Annuity and Life Re (Holdings), Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q for the quarterly period ended September 30, 2003).
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.
32.1	Section 1350 Certification of the Company’s Chief Executive Officer.
32.2	Section 1350 Certification of the Company’s Chief Financial Officer.