Form 10-K
period 2003-12-31
ANNUITY & LIFE RE HOLDINGS LTD
filed 2004-03-15
CIK 1051628

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13
OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to_______
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

None
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

     As of June 30, 2003, the aggregate market value of Common Shares, $1.00 par value, held by non-affiliates was $18,375,683.

     As of March 12, 2004, 26,454,195 Common Shares, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

     Certain information required by Items 10, 11, 12, 13, and 14 is incorporated by reference into Part III hereof from the registrant’s proxy statement for its 2004 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 31, 2003.

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

     As discussed in greater detail elsewhere in this report, our company encountered significant difficulties during the last three years. In addition to reporting significant operating losses for those years, we did not have sufficient available cash and investments at December 31, 2002 to post as collateral to satisfy all of our obligations under certain of our reinsurance agreements. During 2003, we negotiated the termination or recapture of most of our reinsurance agreements. As a result of those terminations and recaptures and other actions taken by management, as of December 31, 2003 we had met all the collateral obligations of our remaining ceding companies with the exception of those asserted by Connecticut General Life Insurance Company (“CIGNA”), the cedent under our only remaining guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) agreement. As of December 31, 2002, CIGNA asserted that we were required to post $59 million of collateral in addition to the $11 million of collateral we had previously provided. As of December 31, 2003, CIGNA was seeking $49 million of collateral in addition to the $11 million of collateral we had previously provided. We do not agree that the aggregate $60 million collateral requirement currently asserted by CIGNA is required to be posted. As a result, we have not posted any additional collateral for this agreement. If CIGNA’s asserted collateral requirement is valid, we do not have sufficient available cash and investments to satisfy CIGNA’s request. We are attempting to restructure the reinsurance agreement or otherwise meet or reduce CIGNA’s request for collateral. If these negotiations are unsuccessful, CIGNA could initiate arbitration or litigation proceedings against us. The specific relief sought and the outcome of any proceedings that CIGNA could initiate cannot be determined at this time. If we do not prevail in any such arbitration or litigation proceedings, it would have a material adverse effect on our financial condition and we may be required to liquidate our operations.

     As a result of the termination and recapture of several of our reinsurance agreements in 2003, our life insurance in force has declined from $117.5 billion at December 31, 2002 to $17.5 billion at December 31, 2003. In addition, we have terminated our annuity reinsurance agreements with The Ohio National Life Insurance Company, our then second largest annuity reinsurance agreement, and Hartford Life, our then largest GMDB reinsurance agreement. We are not currently seeking to negotiate the termination or recapture of any of our remaining reinsurance agreements except that, as noted above, we are seeking to restructure our agreement with CIGNA.

     Also in 2003, we instituted substantial premium rate increases on all of our non-guaranteed premium yearly renewable term agreements. The Metropolitan Life Insurance Companies (“MetLife”), the cedent under our largest life reinsurance agreement, objected to the premium rate increase and demanded arbitration. On December 19, 2003, the panel in the arbitration proceeding ruled that our rate increase was valid effective as of May 5, 2003. As a result of the ruling, MetLife chose to recapture its reinsurance agreement. The impact of the ruling and MetLife’s recapture was to release funds we had previously posted as collateral under that agreement. We utilized a large portion of those funds to fully collateralize Citibank’s letter of credit facility with us and to pay Transamerica Occidental Life Insurance Company (“Transamerica”) an amount that we believe was reasonably due to it as of October 31, 2003 after deducting $5.0 million for investment related expenses that we believe was owed to us by Transamerica. Transamerica is currently pursuing arbitration with us asserting that the $5.0 million offset is not justified and that we owe Transamerica that amount and interest on the amounts that Transamerica previously alleged were due.

     In addition to the discussions with Transamerica related to the alleged amounts owed to it, we have been attempting to engage Transamerica, and ultimately IL Annuity and Insurance Company (“IL Annuity”), the primary insurance company under the Transamerica agreement, in discussions aimed at improving the investment returns on the assets supporting that agreement and potentially redesigning the VisionMark product to reduce our minimum interest guarantee exposure. If we are not successful in convincing Transamerica and IL Annuity to restructure the portfolio and/or to redesign the product, we may incur additional write downs of deferred acquisition costs in the future.

     We plan to continue to receive premiums and pay claims under our remaining reinsurance treaties; however, we are not currently underwriting any new treaties or accepting any new business from our existing treaties. We are currently exploring whether we can, should or will begin selling new insurance and reinsurance products in the future, but we cannot assure you that we will be able to successfully develop, underwrite or market any products currently being considered.

     There can be no assurance that we will be able to improve our operations and liquidity. If we are unable to reposition our investment portfolio to achieve a substantially higher yield within our investment guidelines, successfully defend against the pending purported shareholder class action suit, improve the performance of our reinsurance agreement with Transamerica and restructure our reinsurance agreement with CIGNA, we may not be able to meet our obligations in 2004. Our failure to achieve any one of the foregoing items could have a material adverse effect on our financial condition and results of operations. For a more detailed discussion of certain factors that could materially and adversely affect our financial condition and results of operations, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.

     The consolidated financial statements included in this report do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

     The treaties that we have written that are still in force are generally in the form of yearly renewable term, coinsurance, modified coinsurance or coinsurance funds withheld. Under yearly renewable term, we share only in the mortality risk for which we receive a premium. In coinsurance, modified coinsurance and coinsurance funds withheld arrangements, we generally share proportionately in all or a portion of the risks inherent in the underlying policies, including mortality, persistency and fluctuations in investment results. Under such agreements, we agree to indemnify the primary insurer for all or a portion of the risks associated with the underlying insurance policies in exchange for a proportionate share of premiums. Coinsurance differs from modified coinsurance and coinsurance funds withheld with respect to ownership of the assets supporting the reserves. Under our coinsurance arrangements, ownership of these assets is transferred to us, whereas in modified coinsurance and coinsurance funds withheld arrangements, the ceding company retains ownership of these assets, but we share in the investment income and risk associated with the assets.

     Certain of our remaining reinsurance treaties provide for recapture rights, permitting the ceding company to reassume all or a portion of the risk ceded to us after an agreed-upon period of time (generally 10 years for our life reinsurance treaties), subject to certain other conditions. Some of our reinsurance treaties allow the ceding company to recapture the ceded risk if we fail to maintain a specified rating or if other financial conditions relating to us are not satisfied. Because our financial ratings were downgraded in 2003 and subsequently withdrawn by the various rating agencies, we have had certain treaties recaptured as a result. In 2002 and 2003, we have also sought to negotiate the recapture of certain treaties to reduce or eliminate the collateral requirements associated with those treaties. Recapture of business previously ceded does not affect earned premiums paid to us prior to the recapture of such business and may involve the payment to us of a recapture fee. Nevertheless, we may be obligated to return unearned premiums, or pay other penalties, and we may also have to liquidate assets in order to return the assets supporting the reserve liabilities. In addition, we would no longer be entitled to receive the premiums paid by the policyholders underlying the recaptured business and would likely be required to accelerate the amortization of any unamortized deferred acquisition costs associated with business that is recaptured, which was the case with certain treaties recaptured during 2002 and 2003. These recaptures have had an adverse impact on our reported earnings.

Risks Reinsured

     We have historically written reinsurance predominantly on a direct basis with primary life insurance companies and other reinsurers. Our remaining reinsurance treaties are generally for traditional life reinsurance and annuity reinsurance, which expose us to the following categories of risks: (i) mortality, (ii) investment, (iii) persistency (or lapse) and (iv) expense.

     Mortality risk is the risk that death claims differ from what we expect. With respect to our life segment, a greater frequency or higher average size of death claims than we expected could cause us to pay greater death benefits, adversely affecting the profitability of our reinsurance agreements. Even if the total death benefits paid over the life of our contracts do not exceed the expected amount, unexpected timing of deaths can cause us to pay more death benefits in a given time period than expected, adversely impacting profitability in that period. We try to address these risks by considering each block of business based on an evaluation of the ceding company’s underwriting efficacy, history, management, target market, concentration of risk, products and underwriting criteria relative to the industry. We have historically targeted primarily “first dollar” quota share pools of top producing direct writing companies under which we participated proportionately with other reinsurers on all of the ceded risks, although not necessarily at the same pricing. We have sought to mitigate our risk of exposure to any one block of business or any one individual life by typically requiring our ceding companies to retain at least 10% of every life insurance risk reinsured. We further address the risk of any one large claim by generally limiting our own net liability on any single-life risk to $1,000,000.

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

     As of December 31, 2003, our cedents had approximately $667.8 million in assets that were held and managed by or for them under our modified coinsurance and coinsurance funds withheld arrangements. The largest portion of the funds withheld by our cedents at December 31, 2003, which amounted to $663 million, was related to our modified coinsurance annuity reinsurance agreements. While we do not own the assets that are held under modified coinsurance or coinsurance funds withheld arrangements, they are used to fund our obligations under our annuity reinsurance agreements. We record a receivable called “Funds withheld at interest” based on the amounts due to us under these contracts and are exposed to the risks associated with the securities in which the assets supporting the receivable are invested. As of December 31, 2003, approximately $604 million of our Funds withheld at interest was attributable to our annuity reinsurance agreement with Transamerica. The assets supporting the receivable under the Transamerica agreement are primarily invested in convertible bonds. The value of convertible bonds in which these assets are invested is a function of their investment value (determined by comparing their yield with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and their conversion value (their market value if converted into the underlying common stock). The investment value of convertible bonds is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline, and by the credit standing of the issuer and other factors. The conversion value of convertible bonds is determined by the market price of the underlying common stock. If the conversion price is above the market value of the underlying common stock, the price of the convertible bonds is governed principally by their investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible bonds will be increasingly influenced by their conversion value. Consequently, the value of convertible bonds may be influenced by changes in the equity markets. The remainder of the assets supporting the receivable under the Transamerica agreement are invested in fixed income securities, including securities that are rated below investment grade. These securities are subject to risks similar to those described above with respect to our own investments. In addition, the below investment grade securities generally carry greater risk.

     We are also subject to investment risk based on the difference between investment returns earned on the investments managed by us or our ceding companies and the credited interest rates paid under policies reinsured by us. Both rising and declining interest rates can affect the income we derive from these interest rate spreads. During periods in which prevailing market interest rates are falling, any new investments made in fixed income securities to replace investments that mature or are prepaid will likely bear lower interest rates, reducing our investment income. We may not be able to fully offset the decline in our investment income with lower crediting rates on our annuity reinsurance agreements or reinsurance agreements covering life insurance policies with cash value components. During periods of rising interest rates, our ceding companies may need to increase the crediting rates on the annuities or life insurance policies with cash value components that we reinsure. We may not, however, be able to acquire investments with interest rates sufficient to offset these increased crediting rates. Significant declines in the financial markets generally also increase our investment risk, because the return we receive on our assets may not be sufficient to fully offset the cost of benefits due under certain reinsured policies. Certain policy benefits, such as guaranteed minimum death benefits, “ratchet” up the death benefit when policyholder account values increase, but do not reduce the death benefit when policyholder account values decrease. During periods in which the general value of the financial markets and policyholder account values are falling, as was the case in 2001 and 2002, claims from such guaranteed minimum death benefits increase because the difference between the policyholder account value and the ratcheted-up death benefit increases. Further, because the premiums charged for such benefits are based on policyholder account values, we receive reduced premiums for this benefit when financial markets are declining.

     We also reinsure policies providing guaranteed minimum death benefits and guaranteed minimum income benefits. We are subject to investment risk to the extent that investment returns on the assets supporting the liabilities under these policies are not sufficient to fund the obligations to policyholders. Guaranteed minimum death benefits entitle a policyholder to a minimum benefit if the policyholder dies prior to annuitizing their policy and the assets supporting that obligation are not sufficient. As a reinsurer, we are obligated to reimburse the issuer of such policies for our share of any shortfall between the guaranteed minimum death benefit amount and the actual policyholder account values upon death. Guaranteed minimum income benefits entitle a policyholder to purchase a minimum lifetime annuity payment stream after the expiration of a stipulated waiting period. We are subject to investment risk to the extent that investment returns on the assets supporting the liabilities under these policies are not sufficient to fund the payment stream the policyholder is entitled to receive. However, because the annuity purchase rates applicable to the guaranteed minimum income benefits are often less favorable than prevailing annuity purchase rates when the underlying policy annuitizes, policyholders may receive a preferable stream of annuity payments using the actual account value at prevailing annuity purchase rates as opposed to utilizing the predetermined guaranteed minimum income benefit purchase rate under the policy. To the degree this occurs, any difference in annuity purchase rates will offset the investment risk.

     We may use interest rate swaps and other financial instruments as tools to mitigate the effects of asset/liability mismatches or the effect of interest rate changes on our balance sheet, particularly if we develop new products that require the use of hedging strategies to manage risk. In general, however, we do not hedge our investment risk.

     Persistency or lapse risk is the risk that policyholders maintain their policies for different periods of time than expected. This includes policy surrenders and policy lapses. Surrenders are the voluntary termination of a policy by the policyholder, while lapses are the termination of the policy due to non-payment of premium. Surrender and lapse rates that are higher than what we assumed when pricing a contract can cause us to increase the rate of amortization of our deferred acquisition costs for the annuity policies and certain types of life insurance that we reinsure, which would adversely affect our results of operations. If the actual surrender and lapse rates remain too high for too long and we conclude that the contract will be unprofitable over its expected lifetime, we are then required to write down our deferred acquisition costs to their estimated recoverable cost, as was the case in 2001 and 2002 with our annuity reinsurance agreement with Transamerica. Surrenders also usually involve the return of the policy’s cash surrender value to the policyholder, which reduces the asset base on which we earn investment income and, in some cases, premiums. In addition, with respect to our Transamerica agreement, a surrendering policyholder is entitled to a guaranteed minimum interest rate on his or her invested premiums, and we are required to pay our proportionate share of any shortfall between that guaranteed amount and the actual value of the policyholder’s account. As discussed later in this report, we have been required to make significant minimum interest guarantee payments under this contract.

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

Business Written

     The following table sets forth selected information for the indicated periods concerning our insurance operations:

Policy Revenues, Insurance In Force and Annuity Reinsurance Deposits

	Year Ended December 31,

	2003	2002	2001

Policy Revenues
Life Reinsurance
First Year	$8,060,074	$117,801,608	$94,746,734
Renewal	152,355,600	215,379,401	141,607,931
Annuity Reinsurance	6,557,166	10,916,432	15,438,572

Total	$166,972,840	$344,097,441	$251,793,237

Insurance in force at end of year (in thousands)	$17,510,100	$117,511,000	$117,400,000

Annuity Reinsurance Deposits	$670,717,546	$1,443,143,080	$1,519,596,075

     We separately track the results of our life and annuity operations in segments. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Results and Note 13 to our consolidated financial statements for more detailed information.

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

     Our annuity reinsurance segment is the reinsurance of general account fixed deferred annuities, general account payout annuity obligations and certain ancillary risks arising from variable annuities. With respect to the general account fixed annuities we reinsure, our agreements generally relate to individual general account single premium deferred annuity policies, which involve the tax-deferred accumulation of interest on a single premium paid by the policyholder (accumulation phase policies). In the past, our agreements included annuities that pay fixed amounts periodically to policyholders over a fixed period of time or their lives (payout phase policies). Accumulation phase policies are subject primarily to investment risk and persistency (lapse) risk, while payout phase policies are primarily subject to investment risk and mortality (longevity) risk. All of the fixed annuities we currently reinsure are accumulation phase policies.

     The fixed annuity products we reinsure have minimum interest guarantee provisions required under state law that entitle the policyholder to a specified minimum annual return over the life of the policy. These lifetime guarantees are typically 3% to 3.5% annually. Further, policyholders are typically guaranteed interest rates in excess of the state required minimums for the initial year of the policy. After the expiration of the period in which the crediting rate is guaranteed, the primary insurer has the discretionary ability to adjust the crediting rate annually to any rate at or above the guaranteed minimum rate required under state law. Policyholders are typically permitted to withdraw all or a part of their premium paid, plus an accumulation amount equal to the accrued interest credited to the account, subject to the assessment of a surrender charge for withdrawals in excess of specified limits. Certain policies reinsured by us guarantee the policyholder a crediting rate beyond the initial policy year, including those policies that were covered by our annuity reinsurance agreement with Ohio National, which was terminated in the first quarter of 2003.

     Under our Transamerica annuity reinsurance agreement, the minimum interest guarantee provisions take effect when the policyholder dies, their policy annuitizes, or the policy is surrendered. Our aggregate minimum interest guarantee exposure under this contract equals our proportionate share of the amount by which each policyholder’s premiums deposited compounded at the minimum guarantee interest rate exceeds the policyholder’s actual account value at the date of surrender. The actual account value is calculated after expenses are deducted from the gross investment returns and such expenses generally accrue at a rate of approximately 2.75% of the assets annually. Our minimum interest guarantee exposure is calculated on a policyholder-by-policyholder basis. The amount by which the value of certain policyholder accounts exceeds the minimum guarantee amount with respect to those accounts does not offset our exposure to the amount by which the value of other policyholder accounts is less than the minimum guarantee amount with respect to such other accounts. This exposure generally arises during periods in which investment returns fall near or below the minimum guaranteed rate, as has occurred in recent years.

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

     We also reinsure certain guarantees associated with variable annuity contracts, including guaranteed minimum death benefits and guaranteed minimum income benefits. Under contracts with a guaranteed minimum death benefit, a policyholder’s beneficiary is entitled upon the policyholder’s death to receive the greater of the policyholder’s account value or a guaranteed minimum benefit payment. Some of the policies underlying the guaranteed minimum death benefit agreement we reinsure are written on a “ratchet” basis, which means that the guaranteed minimum death benefit payable to the policyholder’s beneficiary equals the highest policyholder account value achieved over the course of the contract, as measured annually on each anniversary date of the policy until the policyholder reaches the attained age under the policy (typically 80 years of age). Other guaranteed minimum death benefit policies are written on a “roll-up” basis, which means that the guaranteed minimum death benefit equals the premiums paid by the policyholder compounded at a defined interest rate (typically 3% to 6%), which accrues until the policyholder reaches the attained age or the roll-up death benefit reaches a predetermined amount, typically double the premiums paid. Regardless of whether a policy is written on a ratchet or a roll-up basis, if the policyholder survives beyond the policy maturity date, which is typically when the policyholder reaches 90 years of age, he or she is no longer entitled to receive the guaranteed minimum death benefit amount. Before that time, the issuer of the policy bears the risk that protracted under-performance of the financial markets could result in guaranteed minimum death benefits payable to the policyholder’s beneficiary upon the policyholder’s death that are higher than the actual policyholder account value. As a reinsurer, we are obligated to reimburse the issuer of such policies for our share of any shortfall between the guaranteed minimum death benefit amount and the actual policyholder account values upon death.

     We have one remaining contract reinsuring guaranteed minimum death benefits and guaranteed minimum income benefits. Almost all of the guaranteed minimum death benefit policies underlying the agreement also include a guaranteed minimum income benefit feature. Although the individual policyholders will only be entitled to receive either the death benefit or the income benefit under those policies, we have presented our exposure to these benefits in Tables #1 through #4 below without any adjustment to reflect that a policyholder will not receive both benefits. The information in each table is presented as of December 31, 2003 and is based on data dated September 30, 2003, which is the most recent data our ceding company under our remaining GMDB/GMIB agreement has provided to us.

     As of December 31, 2003, the guaranteed minimum death benefit net amount at risk (i.e., the amount by which guaranteed death benefits exceed related account values) under our remaining GMDB/GMIB agreement was approximately $133 million. This amount is an aggregate measure of our exposure to guaranteed minimum death benefits assuming all the policyholders died on December 31, 2003. Our expected liability for future guaranteed minimum death benefit payments, based on our mortality assumptions is substantially less. Because the premium paid to us is derived from asset-based charges levied against the account value, there may be circumstances during periods of reduced performance in the financial markets when we could be under compensated for reinsuring the guaranteed minimum death benefit.

     Table #1 below summarizes key attributes of our exposure to guaranteed minimum death benefits as of December 31, 2003.

TABLE #1

Guaranteed Minimum Death Benefit
(dollars in millions)

	Type of Contract

	Return of
	Premium	Ratchet	Roll-Up	Total

Policyholder account value	$1	$78	$185	$264
Net amount at risk	$0	$35	$98	$133
Average age of policyholder	87	62	64	64
Range of minimum guarantee return rates	n/a	n/a	3-6%	n/a
Average of range of minimum return rates	n/a	n/a	5.83%	n/a

     A guaranteed minimum income benefit entitles a policyholder to purchase a lifetime annuity payment stream after the expiration of a stipulated waiting period of at least 7 years based upon the initial premium paid by the policyholder compounded at a predetermined rate, usually 3% to 6%, depending on the age of the policyholder. The annuity purchase rate used to calculate the income stream the policyholder is entitled to receive is a predetermined rate. We are subject to investment risk to the extent that investment returns on the assets supporting the liabilities under these policies are not sufficient to fund the payment stream the policyholder is entitled to receive. However, because the annuity purchase rates applicable to the guaranteed minimum income benefits are often less favorable than prevailing annuity purchase rates when the underlying policy annuitizes, policyholders may receive a preferable stream of annuity payments using the actual account value at prevailing annuity purchase rates as opposed to utilizing the predetermined guaranteed minimum income benefit purchase rate under the policy. To the degree this occurs, any difference in annuity purchase rates will offset the investment risk. Because none of the guaranteed minimum income benefit policies we reinsure have reached the end of the stipulated waiting period, we cannot accurately predict the effect the unfavorable annuity purchase rates will have on policyholders’ desire to utilize this benefit under various market conditions.

     Table #2 below summarizes key attributes of our exposure to guaranteed minimum income benefits as of December 31, 2003.

TABLE #2

Guaranteed Minimum Income Benefit
(dollars in millions)

Policyholder account value	$753
Net amount at risk	$262
Average age of policyholders	62
Range of minimum guarantee return rates	3-6%
Average of range of minimum guarantee return rates	5.91%
Average years remaining until annuitization	3.37

     To determine our guaranteed minimum income benefit net amount at risk included in Table #2 above, we assumed the net amount at risk for each policy to be the present value of the minimum guaranteed annuity payments available to the policyholder determined in accordance with the terms of the policy in excess of the policyholder’s current account balance at the valuation date. It has been assumed that all policies could annuitize at December 31, 2003. Annuity purchase rates have been determined based on the 7-year treasury rate at December 31, 2003 of 3.52%.

     As noted above, guaranteed minimum income benefits entitle a policyholder to purchase a lifetime annuity payment stream after the expiration of a stipulated waiting period of at least 7 years. Table #3 below shows the development of the net amount at risk, determined at December 31, 2003, assuming all policyholders annuitize immediately at the end of their stipulated waiting period. Note that the aggregate net amount at risk has not been projected to increase nor decrease throughout the period presented.

TABLE #3

Guaranteed Minimum Income Benefit
Development of Net Amount at Risk
(dollars in millions)

Year Waiting
Period Ends	Net Amount at Risk

2004	$2
2005	24
2006	64
2007	112
2008	60

Total	$262

     The guaranteed minimum income benefit net amount at risk is sensitive to a number of factors, including changes in policyholder account values, changes in the guaranteed minimum income benefit base, the level of the 7-year treasury rate at the time of annuitization because that rate is used to determine the annuity purchase rate and, therefore, the benefit payable under the reinsurance treaty, and the persistency of the current contracts. Actual future minimum income benefit payments will further be influenced by the number of policyholders that actually choose to annuitize their policies. Table #4 below shows the sensitivity of our guaranteed minimum income benefit net amount at risk to changes in policyholder account values relative to changes in the guaranteed minimum income benefit base and to the level of the 7-year treasury rate that is used to determine the annuity purchase rates. For example, the column labeled “+5%” shows the net amount at risk assuming the account value immediately increased by 5% over the current level with no change to the guaranteed minimum income benefit base itself. Each row in the table shows the resulting net amounts at risk for a particular 7-year treasury rate level under a variety of account values to guaranteed minimum income benefit base scenarios. As the 7-year treasury rate increases in the table below, our liability decreases accordingly.

TABLE #4

Guaranteed Minimum Income Benefit Net Amount at Risk Sensitivity
(dollars in millions)

	Relative Change in Level of Account Value vs. Guaranteed
		Minimum Income Benefit Base
7-Year Treasury
Rate at Annuitization	-10%	-5%	0% = 12/31/2003	+5%	+10%

3.52% = 12/31/2003	339	299	262	224	192
4%	312	274	236	199	167
5%	243	206	168	131	99
6%	192	155	117	80	48

NOTE:	Per the reinsurance treaty, a 7-year treasury rate of at least 3% is specified for use in determining annuity purchase rates.

Underwriting

     We currently are not accepting any additional business under existing treaties or writing new reinsurance treaties, although we may resume writing new reinsurance agreements in the future. Our remaining reinsurance agreements were written in accordance with underwriting guidelines that we developed with the objective of controlling the risks of our reinsurance policies as well as determining appropriate pricing levels. As our business and staff grew, we incorporated peer review procedures to enhance our pricing and risk management controls. These guidelines may be amended from time to time in response to changing industry conditions, market developments, changes in technology and other factors.

     In implementing our underwriting guidelines, we determined whether to assume any particular reinsurance business by considering many factors, including the types of risks to be covered, actuarial evaluations, historical performance data for the cedent and the industry as a whole, the cedent’s retention, the product to be reinsured, pricing assumptions, underwriting standards, reputation and financial strength of the cedent, the likelihood of establishing a long term relationship with the cedent and the market share of the cedent. Pricing of our reinsurance products was based on actuarial and investment models which incorporated a number of client specific factors including mortality, expenses, demographics, persistency and investment returns, and macroeconomic factors, such as inflation, industry regulation, taxation and capital requirements.

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

     The reinsurance agreements typically remain in force for the life of the underlying policies reinsured. However, some agreements allow the ceding company to recapture (reassume) all or a portion of the risk ceded to us subject to certain conditions. Recapture features were considered when we underwrote the reinsurance agreements.

Transamerica Contract

Historical Impact

     Our largest annuity reinsurance contract, which was effective as of September 30, 1998, is with Transamerica. The contract is a retrocessional reinsurance arrangement covering VisionMark fixed annuity products issued by IL Annuity and Insurance Company. Since the middle of 1999, the surrender rate of the VisionMark policies has been higher than we had anticipated when pricing the reinsurance contract. We made numerous requests to Transamerica to address the surrender problem with IL Annuity, but the problem has remained unresolved. Although we had previously increased the rate of amortization of our deferred acquisition costs associated with this contract in light of the higher than expected surrender rates, during 2001 we initiated a review of the recoverability of the deferred acquisition costs associated with this contract utilizing revised assumptions for lapse rates and expected future returns on invested assets due to poor financial market performance. This review ultimately resulted in $46,115,000 of write downs of deferred acquisition costs in 2001 and, as a result of a high level of surrenders by policyholders coupled with continued poor investment performance of the premiums paid by the holders of policies underlying this contract, a further write down of $27,474,000 in 2002.

     The VisionMark products contain a total return strategy that allows policyholders to allocate their premium payments to different asset classes within IL Annuity’s general account. The VisionMark contracts are credited with interest at rates that are guaranteed by IL Annuity. If a policyholder surrenders, a total return adjustment is made to the policyholder’s account value based upon the total return on the selected asset class within the general account assets. The effect of the total return adjustment is to adjust the policyholder’s account value to reflect actual asset performance. The total return adjustment is made for a policyholder when his or her funds are accessed upon surrender or annuitization of the policy. None of the annuity products we reinsure allow the policyholders to direct the investment of the underlying premiums. However, the VisionMark policyholders are able to select the category of assets to which the crediting rate of their policies are linked. While IL Annuity is not legally obligated to invest the policyholder premiums consistent with the policyholders selected category of assets, it has generally conformed its investment strategy to the policyholders’ selection. As with the holders of other single premium deferred annuity policies, a VisionMark policyholder is guaranteed a return of premiums paid plus a guaranteed minimum interest rate of 3% to 3.5% per annum over the life of the policy. For the years ended December 31, 2001, 2002 and 2003, we paid approximately $13,500,000, $26,760,000 and $16,120,000, respectively, under our annuity reinsurance contract with Transamerica to cover our proportionate share of the shortfall that arose because investment returns on the assets related to these policies were not sufficient to fund the minimum interest guarantees for surrendered policies.

     The following table sets forth certain financial information relating to our annuity reinsurance contract with Transamerica from its inception in 1998 through December 31, 2003:

		Interest Sensitive	Deferred
For the Year Ended	Funds Withheld	Contracts	Acquisition	Contract Income
December 31	at Interest Asset	Liability	Cost Asset	(Loss)

1998	$1,200,101,268	$1,283,675,809	$156,044,683	$2,242,600
1999	1,514,093,530	1,593,873,272	201,473,796	13,591,600
2000	1,242,788,747	1,305,877,473	159,438,128	14,982,540
2001	962,303,099	990,567,504	84,754,222	(52,045,952)
2002	733,689,256	755,862,003	50,020,388	(26,802,520)
2003	603,880,707	602,093,921	32,903,594	(3,067,220)

     The first column in the table is the amount of the Funds withheld at interest asset associated with the Transamerica contract that was included on our balance sheet at the end of each of the periods indicated. The Funds withheld at interest asset is a receivable equal to our portion of Transamerica’s statutory reserves related to the underlying policies. The second column sets forth our Interest sensitive contracts liability included on our balance sheet at the end of each of the periods indicated. This is our proportionate share of the liability to policyholders for their account values. The third column sets forth the value of the deferred acquisition cost asset related to the Transamerica contract at the end of each period indicated. When we write a reinsurance contract, a portion of our acquisition costs (primarily commissions) associated with the new business is capitalized. The resulting deferred acquisition costs asset is recorded on our balance sheet and amortized over future periods based on our estimates of expected gross profits from the contract. The amounts deferred vary with the structure, size and type of contract written. For our investment related products, we adjust our amortization when we revise our estimate of expected gross profits. The effects of such adjustments are reflected in our earnings in the period in which we revise our estimates of expected gross profits. The final column sets forth contract income or loss for each of the periods indicated.

     The Funds withheld at interest asset associated with the Transamerica contract has been a significant portion of our total assets since the contract’s inception, representing 70% of our total assets at December 31, 1998 and 59% of our total assets at December 31, 2003. In similar fashion, the Interest sensitive contract liability associated with the contract has been a significant portion of our total liabilities, representing 96% of our total liabilities at December 31, 1998 and 67% of our total liabilities at December 31, 2003. The deferred acquisition costs associated with the contract have declined from over 97% of our total Deferred policy acquisition costs asset at December 31, 1998 and 1999 to 48% of our total Deferred acquisition costs at December 31, 2003, primarily because of the 2001 and 2002 write downs.

     As a result of the changes to our remaining book of business, especially the termination of our annuity reinsurance contract with Ohio National in February 2003, we expect that the assets and liabilities associated with the Transamerica contract will continue to represent a significant portion of our total assets and liabilities in future periods. We do not expect the Transamerica contract to generate significant net income in future periods. The amount of deferred acquisition costs we record as an asset on our balance sheet related to the Transamerica contract is based on a series of assumptions related to the investment performance of the assets supporting our liabilities under the contract, as well as future lapse rates for the underlying policies. These assumed lapse rates include assumptions regarding future full surrenders, partial withdrawals, annuitizations and policyholder deaths. While we believe the investment and lapse estimates to be reasonable, they are estimates of future events and we cannot assure you that they will prove to be accurate. If such assumptions turn out to be inaccurate, we could be required to write off additional deferred acquisition costs, which would have a significant adverse impact on our net income in future periods.

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

     Our obligations arising from our fixed annuity reinsurance agreements are reflected on our balance sheet as “Interest sensitive contracts liability” and are reported at the accumulated policyholder balance of these accounts.

Investments

Invested Assets

     Our investments are governed by investment guidelines established and approved by our Board of Directors. Our investment objectives are to achieve above average risk-adjusted total returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity in our portfolio and match the cash flows of our investments to our related insurance liabilities. Our investment guidelines require our overall fixed income portfolio to maintain a minimum weighted average credit quality of “A” and currently prohibit us from investing in fixed income securities that are rated below investment grade at the time of purchase. In 2004, we expect to begin to make limited investments in securities that are rated below investment grade or unrated at the time of their purchase. While any investment carries some risk, the risks associated with lower-rated securities generally are greater than the risks associated with investment grade securities. A fixed income security rated “A” by Standard & Poor’s is considered to be somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than higher-rated issuers; however, the issuer’s capacity to meet its financial commitment on the security is still considered to be strong. We currently do not invest in any fixed income securities in emerging markets or securities that are not rated by a major rating agency.

     We terminated our investment management agreement with Alliance Capital Management Corporation effective September 30, 2003 and Prudential Investment Corporation became the sole advisor to our investment portfolio effective October 1, 2003. The termination of our agreement with Alliance was solely an effort by us to manage costs and was not the result of performance. Our management agreement with Prudential may be terminated by either party with 45 days notice. Our Board of Directors periodically reviews the performance of Prudential and the fees associated with this arrangement.

     At December 31, 2003, our invested assets, including cash and cash equivalents, had an aggregate fair value of $197,880,755, including unrealized gains of $1,840,849. At December 31, 2003, our fixed-income portfolio was comprised of fixed income securities with a weighted average credit quality rating of “AA” and a weighted average duration of 3.9 years. The effective yield rate earned on our total invested assets was approximately 2.53% for the year ended December 31, 2003. The yield on our fixed income portfolio was 5.22% for the same period. The effective yield rate equals net investment income divided by the average of our total adjusted invested assets at the end of each calendar quarter in the year ended December 31, 2003. The effective yield rate on our total invested assets is significantly lower than the yield on our fixed-income portfolio because approximately 40% of the total portfolio was in cash and cash equivalents for the majority of the year. At December 31, 2003, we continued to hold a large portion of our invested assets in short duration investments because of the low interest rate environment and the risk that interest rates may rise.

     Our results of operations and our financial condition are significantly affected by the performance of our investments and by changes in interest rates. During a period of declining interest rates, if our investments are prematurely sold, called, prepaid or redeemed, we may be unable to reinvest the proceeds in securities of equivalent risk with comparable rates of return. During a period of rising interest rates, the fair value of our invested assets could decline. In addition, rising interest rates could also cause disintermediation, which in turn could cause us to sell investments at prices and times when the fair values of such investments are less than their amortized cost. We believe that our traditional life insurance liabilities are not highly interest rate sensitive and, therefore, the effects of fluctuating interest rates on these liabilities are not significant. For interest sensitive liabilities, we are primarily dependent upon asset/ liability matching or other strategies to minimize the impact of changes in interest rates. If we do not appropriately match the asset management strategy to our obligations, we could sustain losses. We may use interest rate swaps and other financial instruments as tools to mitigate the effects of asset/liability mismatches or the effect of interest rate changes on our balance sheet, particularly if we develop new products that require the use of hedging strategies to manage risk. In general, however, we do not hedge our investment risk. Our results of operations are also significantly affected by the performance of assets held and managed by our ceding companies or others under modified coinsurance and coinsurance funds withheld arrangements, as discussed below under “Funds Withheld at Interest.”

Funds Withheld at Interest

     As of December 31, 2003, our cedents had approximately $667.8 million in assets that were held and managed by or for them under our modified coinsurance and coinsurance funds withheld arrangements. The largest portion of the funds withheld by our cedents at December 31, 2003, which amounted to $663 million, was related to our modified coinsurance annuity reinsurance agreements.

     Our remaining two annuity reinsurance agreements cover individual single premium deferred annuity policies and are structured as modified coinsurance arrangements. In this type of arrangement, the ceding company invests the premiums received from policyholders or engages an investment manager to do so, credits interest to policyholders’ accounts, processes surrenders and engages in other administrative activities. The ceding company is also required to carry reserves for these annuity policies based upon certain statutory rules in the state in which the ceding company is domiciled. The underlying investments purchased with the premiums received from policyholders support these statutory reserves.

     Historically, when a ceding company enters into an annuity reinsurance contract structured as a modified coinsurance arrangement with us, a portion of the ceding company’s liability to the policyholders is ceded to us. Our remaining modified coinsurance arrangements are on a quota share basis, so the portion that is ceded to us is a fixed percentage of the liabilities arising from the underlying policies. Our share of the ceding company’s liability is included on our balance sheet as “Interest sensitive contracts liabilities.” However, unlike other reinsurance arrangements in which we receive cash or investments as consideration for assuming a portion of the ceding company’s liability, under these types of arrangements, we have established a receivable called “Funds withheld at interest” that is equal to our fixed portion of the statutory reserves carried by the ceding company. We are allocated our share of the investment income and realized capital gains and losses that arise from the securities in the investment portfolio underlying the statutory reserve.

     At December 31, 2003, our Funds withheld at interest receivable related to our remaining annuity reinsurance agreements had a carrying value of approximately $663 million. Our contract with Transamerica accounted for approximately 91% of our Funds withheld at interest receivable related to our annuity reinsurance agreements as of that date. At December 31, 2003, the assets held and managed by our ceding companies were invested in convertible bonds and fixed income securities having a weighted average credit quality of “A-” and a weighted average duration of 5.9 years. In addition, at December 31, 2003 approximately 5.5% of such assets were invested in below investment grade securities. The average yield rate earned on the assets held and managed by our ceding companies was approximately 2.68% for the year ended December 31, 2003. The average yield rate earned on the invested premiums funding our annuity obligations to Transamerica was approximately 2.24% for the year ended December 31, 2003. The average yield rate earned on the invested premiums funding our annuity obligations for the other annuity reinsurance agreement was approximately 5.28% for the year ended December 31, 2003. For purposes of calculating the average yield rates earned on assets held and managed by our ceding companies, including Transamerica, we only include net realized capital gains and losses as reported to us through our settlements with our ceding companies. For more information regarding the performance of the assets held and managed by Transamerica, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Transamerica. As noted elsewhere in this report, on February 14, 2003, we terminated our annuity reinsurance contract with Ohio National, and, as a result, the aforementioned yields exclude the yield earned on invested premiums that funded our obligations under the Ohio National reinsurance contract.

     The performance of the assets held and managed by our ceding companies depends to a great extent on the ability of the ceding company and its investment managers to make appropriate investments consistent with their investment guidelines. If these assets do not achieve investment returns sufficient to meet our obligations on the underlying policies, we could experience unexpected losses, as has happened under our annuity reinsurance agreement with Transamerica, where the minimum interest guarantees on the underlying policies have exceeded the underlying policyholder account values due to poor investment performance, and we have been forced to fund our proportionate share of the shortfall.

     Our policy has been to seek counterparties for our annuity reinsurance treaties that have strong financial strength and credit ratings. Although such ratings are assigned by independent ratings agencies and are generally regarded as reliable, there can be no assurance that they accurately reflect the financial condition of any of our counterparties. At December 31, 2003, approximately $604 million of our Funds withheld at interest receivable and $602 million of our Interest sensitive contracts liability related to our reinsurance contract with Transamerica, which is a retrocessional reinsurance arrangement covering policies issued by IL Annuity. Transamerica’s agreement with IL Annuity is also structured on a modified coinsurance basis, so IL Annuity maintains ownership and control of the assets supporting our obligations to Transamerica. As of December 31, 2003, IL Annuity has financial strength or claims paying ratings of “BB+” from Standard & Poor’s. As of February 28, 2004, Transamerica has financial strength or claims paying ratings of “A+,” “AA,” “Aa3” and “AA+” (with a negative outlook) from A.M. Best, Standard & Poor’s, Moody’s Ratings and Fitch Ratings, respectively.

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

Separate financial statements for our ceding companies are not included in this report as information related to the financial condition or results of operations of those companies is not meaningful to our investors because we do not have any material counterparty risk to those companies. In addition, we do not want our investors to improperly conclude that the financial statements of our ceding companies provide information relevant to an assessment of our own financial condition or results of operations. Further, although we have little, if any, control over the specific investment decisions of our ceding companies (or their investment advisors), the assets supporting our annuity obligations under our reinsurance contracts are generally held and managed by or on behalf of our ceding companies in accordance with investment guidelines set forth in the reinsurance agreements or the underlying insurance policies. Therefore, information regarding the investment policies, strategies or results for the total general account assets of such companies presented in their financial statements is not meaningful to our investors in analyzing the investment risk related to the actual assets managed by those companies or their investment advisors that fund our annuity obligations under our reinsurance agreements. However, information regarding the types, ratings and maturities of the securities that fund our annuity obligations to Transamerica is presented under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Transamerica to assist our investors. In addition, we have provided information regarding the investment objectives and guidelines followed for the investment of the assets supporting our obligations under that contract.

Embedded Derivatives

     We have concluded that there is an embedded derivative within the Funds withheld at interest receivable related to one of our annuity reinsurance contracts written on a modified coinsurance basis that requires bifurcation and separate accounting under Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities. This embedded derivative is similar to a total return swap arrangement on the underlying assets held by our ceding company under the agreement. The fair value of the embedded derivative is classified as part of our Funds withheld asset on our balance sheet. We have developed a cash flow model with the assistance of outside advisors to arrive at an estimate of the fair value of this total return swap that uses various assumptions regarding future cash flows under the affected annuity reinsurance agreement. The fair value of the embedded derivative is influenced by changes in credit risk, changes in expected future cash flows under the annuity reinsurance agreement and interest rates. The change in fair value of the embedded derivative is recorded in our statement of operations as Net change in fair value of embedded derivatives, which is a non-cash item. The change in fair value of the embedded derivative also impacts the emergence of expected gross profits for purposes of amortizing deferred acquisition costs associated with the contract. The application of this accounting policy has increased the volatility of our reported earnings. While we have made an estimate of the fair value of the embedded derivative using a model that we believe to be appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, it is possible that we may modify our methodology. Changes in our assumptions and industry standards could have a significant impact on the fair value of the embedded derivative and our reported earnings. We do not bifurcate and separately account for the embedded derivatives contained in our Transamerica annuity reinsurance agreement or our guaranteed minimum income benefit reinsurance agreement with CIGNA, because we acquired those agreements prior to the transition date elected by us under FAS 133, as amended, and neither agreement has been substantially modified since that date. To the extent we substantially modify the terms of these agreements, FAS 133, as amended, may require us to bifurcate and separately account for the embedded derivatives they contain. Because of the nature of the assets underlying our Transamerica contract, which were roughly 64% convertible bonds at December 31, 2003, the bifurcation and separate accounting for the embedded derivatives contained in that contract could add significant volatility to our reported results. If we bifurcated and separately accounted for the embedded derivatives contained in our guaranteed minimum income benefit reinsurance agreement with CIGNA, it also could add volatility to our reported results.

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

Financial Ratings

     The financial strength ratings of the Company’s operating subsidiaries were downgraded in 2002 and 2003 by A.M. Best, Standard & Poor’s, and Fitch Ratings to C+, BB-, and C, respectively, as last reported. At the Company’s request, all three financial ratings have been withdrawn. Although we currently are not writing new reinsurance treaties, in the event that we are able to position ourselves to write new business in the future, we cannot provide assurance that we will be able to attract and retain new customers if we are not able to obtain adequate financial ratings as part of a plan to write new business or products.

Employees

     As of December 31, 2003, we had nine employees located in Bermuda and three employees located in the United States.

Investor Relations Information on Internet Website

     We maintain an Internet website at www.alre.bm, although the information contained on our Internet website is not part of this report. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available free of charge on or through our Internet website as soon as reasonably practicable after each is filed with or furnished to the SEC. In addition, on our Internet website, you may view the following corporate governance materials: the Company’s Corporate Governance Guidelines, the Code of Business Conduct and Ethics, and the Audit, Compensation and Corporate Governance Committee Charters. Note that our Code of Business Conduct and Ethics contains a code of ethics, as defined under SEC regulations, applicable to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. We will voluntarily provide electronic or paper copies of our SEC reports (other than exhibits) and our corporate governance materials free of charge upon request to Investor Relations, Annuity and Life Re (Holdings), Ltd., P.O. Box HM 98, Hamilton, HM AX, Bermuda; (telephone number (441) 296-7667).

     In addition to posting our corporate governance materials on our Internet website, we intend to satisfy new Item 10 of Form 8-K, regarding amendments to and waivers under our Code of Business Conduct and Ethics applicable to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, by providing the relevant information on our Internet website within five days of the amendment or waiver and by keeping the information posted for at least 12 months thereafter. In addition, any waivers granted to directors and executive officers under, and any amendments to, the Code of Business Conduct and Ethics will be promptly disclosed on our Internet website. If we do not post on our website any such waiver or amendment, we will file a Form 8-K to disclose that waiver or amendment, as applicable.

NYSE Corporate Governance Certification

     Our Chief Executive Officer intends to submit to the New York Stock Exchange (“NYSE”) a certification concerning compliance with NYSE corporate governance listing standards within 30 days of our annual meeting of shareholders.

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

     Annual Statutory Financial Return. Annuity and Life Reassurance is required to file with the Authority in Bermuda a Statutory Financial Return no later than four months after its fiscal year-end (unless specifically extended). The Statutory Financial Return includes, among other matters, a report of the approved independent auditor on the Statutory Financial Statements of the insurer, a solvency certificate, Statutory Financial Statements, and a certificate of the approved actuary. The solvency certificate must be signed by our Principal Representative and at least two directors. The directors are required to certify whether the minimum margin of solvency has been met and the independent auditor is required to state whether in his opinion it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the Statutory Financial Return.

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

     Principal Representative. Under the Insurance Act, an insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of Annuity and Life Reassurance is at our offices in Hamilton, Bermuda, and John F. Burke, our Chief Executive Officer and President, is the principal representative of Annuity and Life Reassurance. Without a reason acceptable to the Authority, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days notice in writing to the Authority is given of the intention to do so. It is the duty of the principal representative, within 30 days of reaching the view that there is a likelihood of the insurer becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to make a report in writing to the Authority setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Authority relating to a solvency margin or certain other ratios.

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

     We have the consent from the Authority under the Exchange Control Act 1972 and regulations thereunder allowing for the transfer of our common shares between persons regarded as non-resident in Bermuda for exchange control purposes and our issuance of common shares to such persons, provided that the shares remain listed on an appointed stock exchange. On April 8, 2003, we received notice from the New York Stock Exchange that we did not satisfy the continued listing standards as of that date because the average closing price of our common shares had been below $1.00 for a 30 consecutive trading day period. The notice stated that if we did not achieve (i) a $1.00 average share price for the 30 consecutive trading days prior to October 7, 2003, the expiration of the six month period following the date of the receipt of the notification, and (ii) a $1.00 share price on October 7, 2003, then the NYSE would commence suspension and delisting procedures with respect to our common shares. In addition, the NYSE informed us that it was considering whether we continued to meet certain of the NYSE’s qualitative continued listing standards due to concerns over our financial condition. On October 14, 2003, the NYSE informed us that we had satisfied the NYSE’s continued listing standards, and as a result our shares would not be delisted from the Exchange.

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

     Current Connecticut law permits the payment of ordinary shareholder dividends or distributions, the fair market value of which, together with that of other dividends or distributions made during the preceding twelve months, does not exceed the greater of (i) 10% of Annuity and Life Reassurance America’s statutory surplus as regards policyholders as of the immediately preceding December 31, or (ii) statutory net gain from operations for the immediately preceding calendar year, excluding pro rata distributions of any class of Annuity and Life Reassurance America’s own securities. Any proposed dividend in excess of this amount is considered an “extraordinary dividend” and may not be paid until it has been approved, or a 30-day waiting period has passed during which the Connecticut Insurance Commissioner has not disapproved the dividend. In addition, except as otherwise provided by law, no dividend or other distribution exceeding an amount equal to Annuity and Life Reassurance America’s “earned surplus” may be paid without the prior approval of the Connecticut Insurance Commissioner.

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

     On November 20, 2002, the State of Connecticut Insurance Department and Annuity and Life Reassurance America entered into a letter agreement that acknowledged that the Department was monitoring the financial condition of Annuity and Life Reassurance America and such letter agreement required that certain financial transactions that Annuity and Life Reassurance America enters into, including disposal of assets, payment of dividends and settlement of inter-company balances with Annuity and Life Reassurance, be pre-approved by the Department. In addition, the Department had requested weekly reports from senior management of Annuity and Life Reassurance America on our status and any changes in the status of Annuity and Life Reassurance America. The letter agreement was in effect until March 1, 2004 and was not renewed by the Department. While the Department has withdrawn formal restrictions on the operations of our U.S. operating subsidiary, we will keep the Department informed and involved in the future actions of all our companies.

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

     At December 31, 2003, virtually all of our cash and investments were posted as collateral to secure our obligations under reinsurance agreements and letter of credit facilities. We did not have sufficient available cash and investments at December 31, 2002 to post as collateral to satisfy all of our obligations under certain of our reinsurance agreements. During 2003, we negotiated the termination or recapture of most of our reinsurance agreements. As a result of those terminations and recaptures and other actions taken by management, as of December 31, 2003, we had met all the collateral obligations of our remaining ceding companies with the exception of those asserted by CIGNA, the cedent under our only remaining guaranteed minimum death benefit and guaranteed minimum income benefit agreement. As of December 31, 2002, CIGNA asserted that we were required to post $59 million of collateral in addition to the $11 million of collateral we had previously provided. As of December 31, 2003, CIGNA was seeking $49 million of collateral in addition to the $11 million of collateral we had previously provided. We do not agree that the aggregate $60 million collateral requirement currently asserted by CIGNA is required to be posted. As a result, we have not posted any additional collateral for this agreement. If CIGNA’s asserted collateral requirement is valid, we do not have sufficient available cash and investments to satisfy CIGNA’s request. We are attempting to restructure the reinsurance agreement or otherwise meet or reduce CIGNA’s request for collateral. If these negotiations are unsuccessful, CIGNA could initiate arbitration or litigation proceedings against us. The specific relief sought and the outcome of any proceedings that CIGNA could initiate cannot be determined at this time. If we do not prevail in any such arbitration or litigation proceedings, it would have a material adverse effect on our financial condition and we may be required to liquidate our operations.

Item 2. Properties.

     We conduct our operations from leased office space located at Cumberland House, 1 Victoria Street, Hamilton, HM 11, Bermuda. Annuity and Life Re America conducts its operations from leased space located at 280 Trumbull Street, Hartford, Connecticut, USA. We believe our space is adequate to meet our current and future needs.

Item 3. Legal Proceedings.

     On April 23, 2002, we served written notice of arbitration on MetLife, the ceding company under our largest life reinsurance agreement, seeking equitable relief and monetary damages based on MetLife’s misrepresentation of and failure to disclose material facts relating to the agreement. In January 2003, we also provided written notice to MetLife of a premium rate increase, effective March 5, 2003, which also became a subject of this arbitration. On October 3, 2003, MetLife drew approximately $7.4 million of assets held in trust for its benefit. We believed the draw was inappropriate due to the pending arbitration, but chose not to attempt to challenge the draw. On December 19, 2003, the arbitration panel ruled that the rate increase implemented by us was valid, and as a result MetLife elected to recapture the agreement effective May 5, 2003.

     On and since December 4, 2002, certain of our shareholders filed purported shareholder class action lawsuits against us and certain of our present and former officers and directors in the United States District Court for the District of Connecticut seeking unspecified monetary damages. The plaintiffs claim that the defendants violated certain provisions of the United States securities laws by making various alleged material misstatements and omissions in public filings and press releases. The plaintiffs filed a single consolidated amended complaint in July 2003, adding as defendants XL Capital Ltd and two additional directors. On October 1, 2003, we answered the amended and consolidated complaint and denied liability on the claims the plaintiffs have asserted. In January 2004, the court ordered that a related action that the plaintiffs filed against KPMG LLP (United States) and KPMG in Bermuda be consolidated with the action against us. In February 2004, the court denied certain individual defendants’ motions to dismiss the action. In March 2004, the court denied motions to dismiss filed by certain other individual defendants and XL Capital Ltd. The court has not yet ruled on one individual defendant’s motion to dismiss. No assurance can be given that we will not be required to pay monetary damages in connection with this lawsuit.

     Transamerica has alleged that we, as of October 31, 2003, owed $17.6 million under our annuity reinsurance agreement with Transamerica. On February 3, 2004, we paid Transamerica $12.6 million, representing the net amount we believed was due under the reinsurance agreement as of October 31, 2003 after deducting $5.0 million for investment related expenses that we believe was owed to us by Transamerica. Transamerica is currently pursuing arbitration with us, asserting that the $5.0 million offset is not justified and that we owe it that amount and interest on the amounts that Transamerica previously alleged were due.

     On October 8, 2003, we were served with a statutory demand for $640,000 from Imagine Group Holdings Limited (“Imagine”), a Bermuda based reinsurance company, which was subsequently withdrawn. Imagine has since instituted a civil proceeding in the Bermuda Supreme Court against us, alleging that we are obligated to reimburse it for $640,000 of expenses it incurred in connection with a proposed December 2002 capital raising transaction that was not consummated. We do not believe that Imagine is entitled to reimbursement of these expenses under the applicable agreement and intend to defend ourselves against Imagine’s claims. We have filed an amended defense with the court to which we are awaiting a response.

     There are no other material arbitration or other legal proceedings currently in process.

Item 4. Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of 2003, no matters were submitted to our security holders for a vote.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

     Our common shares are traded on the New York Stock Exchange under the ticker symbol “ANR.” Based upon publicly available information on trading in our shares, the high and low sales prices of our common shares for each calendar quarter for the years 2003 and 2002 were as follows:

	2003		2002

Period	High	Low	High	Low

January 1 — March 31	$5.19	$0.42	$26.09	$15.55
April 1 — June 30	1.67	0.55	21.20	16.60
July 1 — September 30	1.39	0.90	18.50	3.60
October 1 — December 31	1.80	1.06	5.35	1.80

     As of March 4, 2004, there were approximately 2,700 record holders of our outstanding common shares, excluding participants in securities position listings. At March 5, 2004, the closing price of our stock was $1.49 per common share.

Dividends

     There were no dividends declared in any quarter of 2003, however, quarterly cash dividends of $0.05 per common share were declared and paid in each quarter of 2002. Both we and our Bermuda operating subsidiary, Annuity and Life Reassurance, are required to comply with the provisions of the Bermuda Companies Act that regulate the payment of dividends and the making of distributions from contributed surplus. Neither we nor Annuity and Life Reassurance may declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (i) the relevant company is, or would be after the payment, unable to pay its liabilities as they become due; or (ii) the realizable value of the relevant company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. As of and since December 31, 2002, we have not declared a dividend to shareholders and we do not expect to declare or pay dividends to shareholders in the near future. The declaration and payment of future dividends to holders of our common shares will be at the discretion of our Board of Directors and will depend upon our earnings and financial condition, capital requirements of our subsidiaries, the ability of our operating subsidiaries to pay dividends to us, regulatory considerations and other factors the Board of Directors deems relevant. For a discussion of other factors affecting our ability to pay dividends, see Item 1. Business — Regulation, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 15 to our Consolidated Financial Statements included elsewhere in this report. Currently, there is no Bermuda withholding tax on dividends paid by us to shareholders.

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

	For the Year Ended December 31,

	2003	2002	2001	2000	1999

Income Statement Data
Revenues
Net premiums	$166,972,840	$344,097,441	$251,793,237	$168,404,022	$100,835,007
Investment income, net of related expenses	29,042,223	102,138,985	91,128,696	136,648,327	85,089,811
Net realized investment gains (losses)	6,406,587	19,749,266	1,230,038	(4,817,121)	(1,284,769)
Net change in fair value of embedded derivatives	16,692,688	(25,846,110)	5,029,027	—	—
Surrender fees and other revenues	7,297,015	16,156,437	18,519,701	6,915,870	3,215,429

Total Revenues	$226,411,353	$456,296,019	$367,700,699	$307,151,098	$187,855,478

Benefits and Expenses
Claim and policy benefits	$198,002,905	$352,408,801	$216,025,010	$132,810,192	$79,953,160
Interest credited to interest sensitive products	13,980,723	71,370,616	49,258,418	65,842,303	22,312,684
Policy acquisition costs and other insurance expenses	128,549,288	125,877,980	126,580,549	58,985,523	42,200,688
Collateral costs	—	12,948,115	1,200,000	—	—
Operating expenses	18,034,021	22,577,792	11,552,418	10,411,344	7,685,802

Total Benefits and Expenses	$358,566,937	$585,183,304	$404,616,395	$268,049,362	$152,152,334

Net (loss) income before cumulative effect in a change in accounting principle	$(132,155,584)	$(128,887,285)	$(36,915,696)	$39,101,736	$35,703,144
Cumulative effect of a change in accounting principle	—	—	(3,665,735)	—	—

Net (loss) income	$(132,155,584)	$(128,887,285)	$(40,581,431)	$39,101,736	$35,703,144

Basic (loss) income per common share	$(5.11)	$(5.01)	$(1.59)	$1.53	$1.40
Diluted (loss) income per common share	$(5.11)	$(5.01)	$(1.59)	$1.42	$1.31
Dividends per common share	$0.00	$0.20	$0.20	$0.16	$0.16
Weighted average shares outstanding	25,880,202	25,738,724	25,602,664	25,499,999	25,499,999
Balance Sheet Data (in thousands)
Invested assets, including cash and cash equivalents	$197,881	$306,346	$423,780	$321,819	$304,060
Funds withheld	$667,825	$1,427,093	$1,489,689	$1,530,110	$1,532,653
Total assets	$1,029,882	$2,044,698	$2,310,773	$2,226,602	$2,056,086
Stockholders’ equity	$135,173	$268,337	$402,189	$440,330	$392,055
Other Financial Data
Book value per common share (1)	$5.11	$10.28	$15.65	$17.27	$15.37
Life insurance in force (in thousands)	$17,510,000	$117,511,000	$117,400,000	$77,019,000	$45,407,000

(1)	Book value per share is computed by dividing stockholders’ equity at the end of the period by the number of common shares then outstanding.

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

     Factors that could materially and adversely affect our operations and financial condition and/or cause our actual results of operations or financial condition to differ from those expressed or implied in our forward-looking statements include, but are not necessarily limited to, the following:

•	As a Bermuda reinsurer, we are required to post collateral for the statutory reserves ceded to us by U.S. based insurers and reinsurers. We do not have sufficient available cash and investments to satisfy the collateral requirements asserted by Connecticut General Life Insurance Company (“CIGNA”), the cedent under our only remaining guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) agreement. We are attempting to restructure the reinsurance agreement or otherwise meet or reduce CIGNA’s request for collateral. We also continue to attempt to raise additional capital, but we presently have no commitments to raise capital and have been unable to do so since beginning such efforts in early 2002. There can be no assurance that we will be able improve our operations or liquidity. If we cannot do so, or we are unable to raise capital, we will not be able to satisfy our obligations and will likely be required to liquidate our business if we cannot successfully pursue any other strategic alternative. If we are required to liquidate, we can give you no assurance that we will be able to realize the book value of our assets or that investors in our common shares will realize any value on those shares.

•	Under Bermuda law, a single creditor could make a statutory demand upon us for satisfaction of obligations owed to that creditor. If the statutory demand is held to be valid, and we are unable to satisfy our obligations to that creditor, the creditor may institute proceedings seeking the liquidation of our business. As of the date of this report, we have been served with three statutory demands under Bermuda law and have satisfied or otherwise eliminated our obligations to two of the parties making those demands. The third statutory demand related to amounts that Imagine Group Holdings Limited, a Bermuda based reinsurer, alleges we are obligated to reimburse it for expenses it incurred in connection with a December 2002 capital raising transaction that was not consummated. Imagine has withdrawn its statutory demand, but has instituted civil proceedings against us for the amounts it alleges we owe. If a creditor of ours successfully pursues this statutory process and we are unable to discharge our obligations, liquidation proceedings could be commenced against us.

•	We have ceased to write new reinsurance agreements and are not accepting new business on existing agreements. We do not anticipate resuming to write new reinsurance agreements in the foreseeable future, unless we are able to increase our cash and liquidity positions. As a result, our cash flow and results of operations in the near future will be based solely upon the performance of our remaining book of business and the returns generated from our invested assets. Of our remaining book of business, we have a few large reinsurance contracts that represent a material concentration of our net premiums, funds withheld at interest asset, deferred policy acquisition costs and interest sensitive contract liabilities. We have experienced substantial losses on our annuity reinsurance contract with Transamerica Occidental Life Insurance Company (“Transamerica”) over the last three years, which remains in force as of today. In addition, we recorded losses of approximately $7.0 million in 2003 on our remaining three largest life reinsurance agreements. Unless these contracts perform substantially better than they have in past periods, the losses from these contracts will have an increasingly significant adverse impact on our results of operations.

•	Prior to requesting their withdrawal, the financial strength ratings of both our operating subsidiaries had been downgraded to a level that effectively precluded them from writing new business. We cannot assure you that we will be able to obtain sufficient financial strength ratings or increase our cash and liquidity positions to a level where we can resume writing new business. If we are able to position ourselves to write new business in the future, we cannot assure you that we will be able to attract or retain customers.

•	A purported shareholder class action lawsuit has been filed against us and certain of our present and former officers and directors alleging violations of United States securities laws. In addition, Transamerica has asserted that we are in breach of our reinsurance agreement with them and has demanded arbitration. We cannot assure you that we will be successful in the defense of any of our current or future litigation or arbitration proceedings. If the outcome in any such proceeding is adverse to us, our results of operations and financial condition would be adversely impacted.

•	On April 8, 2003, we received notice from the New York Stock Exchange that we did not satisfy its continued listing standards as of that date because the average closing price of our common shares had been below $1.00 for a 30 consecutive trading day period. The notice indicated that if we could not achieve (i) a $1.00 average share price for the 30 consecutive trading days prior to October 7, 2003, the expiration of the six month period following the date of the receipt of the notification, and (ii) a $1.00 share price on October 7, 2003, then the NYSE would commence suspension and delisting procedures with respect to our common shares. In addition, the NYSE informed us that it was considering whether we continued to meet certain of the NYSE’s qualitative continued listing standards due to concerns over our financial condition. On October 14, 2003, the NYSE informed us that we had satisfied the NYSE’s continued listing standards, and as a result would not be delisted from the Exchange. There can be no assurance, however, that we will be able to continue to meet the NYSE’s qualitative or quantitative listing standards.

•	In preparing our financial statements, we use estimates and assumptions based upon the best information available and management’s best judgment at the time our financial statements are prepared. The most significant estimates relate to policyholder benefit reserves for both the life and annuity business, the recoverability of deferred acquisition costs and the fair value of the embedded derivatives related to one of our annuity reinsurance contracts. These estimates require us to make assumptions about, among other things, future mortality, persistency, lapses, expenses and investment performance based upon historical results and information provided to us by our cedents. While we believe these estimates to be reasonable, we cannot assure you that they will be accurate. If these estimates prove to be inaccurate, they could have a significant adverse impact on our financial condition and results of operations.

•	We are exposed to the risk that the level of death claims we receive will exceed that which we assumed in pricing our reinsurance contracts. In 2001, 2002 and 2003, we had substantial unexpected adverse mortality experience compared to our original pricing assumptions under many of our life reinsurance contracts. Mortality experience that is less favorable than we assumed in pricing a reinsurance agreement will negatively affect our net income. Furthermore, even if the total benefits paid over the life of a contract do not exceed the expected amount, unexpected increases in the incidence of deaths or the size of individual claims can cause us to pay more benefits in a given accounting period than expected, adversely impacting the earnings of our business in any particular quarter or year.

•	Our continued operations are dependent on our ability, and the ability of our ceding companies, to manage investment risks. Unexpected volatility or illiquidity in the markets in which we directly or indirectly hold positions could adversely affect our business. Our investments and the assets held and managed by our ceding companies include a limited amount of investments in below investment grade fixed income securities. While any investment carries some risk, the risks associated with lower-rated securities generally are greater than the risks associated with investment grade securities. We also may be exposed to equity related investment risk associated with certain of our products. If we fail to match the equity related asset risk accurately with the equity related liabilities, we could be exposed to the volatility of the equity markets. This could result in losses, such as those experienced under our Transamerica contract, which in turn would further adversely affect our business.

•	As of the date of this report, approximately $667.8 million of the assets supporting the policies we reinsure were held and managed by our ceding companies or their investment managers under modified coinsurance and coinsurance funds withheld arrangements. A significant portion of our total investments is therefore dependent upon the investment decisions of third parties over whom we have limited, if any, control.

•	Our ability to satisfy our obligations under our reinsurance contracts is significantly affected by the performance of our investments and the invested assets held and managed by our ceding companies. For example, if the invested assets held and managed by our ceding companies or their investment managers in connection with our remaining annuity reinsurance contracts do not accumulate at rates sufficient to allow us to meet our obligations to make certain guaranteed payments, we could be forced to fund any shortfalls in these policy benefits, as we had to do in recent years with respect to our annuity reinsurance contract with Transamerica and a large guaranteed minimum death benefit contract which has since been recaptured. If we are required to fund similar shortfalls in the future, it would adversely affect our business.

•	Significant changes in interest rates expose us to the risk of reduced investment income when interest rates are falling and to greater realized losses from the sale of securities when interest rates are rising. In addition, changes in interest rates can negatively affect the income we derive from the spreads between the interest rates earned on investments and the credited interest rates paid on the policies that we reinsure. If interest rates remain at their current low levels, our investment yields likely will be insufficient to cover the credited interest rates paid under the policies we reinsure, which would adversely affect our business.

•	Pursuant to FAS 133 — Accounting for Derivative Instruments and Hedging Activities, one of our annuity reinsurance contracts is deemed to host an embedded derivative that must be bifurcated and accounted for separately. The change in the fair value of the embedded derivative is primarily driven by credit risk related changes in the market value of assets underlying the contract, changes in expected future cash flows under the annuity reinsurance agreement and changes in interest rates. The change in fair value is reported as a component of our results of operations, thereby increasing the volatility of our reported net income (loss). If prevailing market conditions or other factors adversely impact the value of the embedded derivative, it could have a substantial effect on our results of operations.

•	All of the annuity products we reinsure allow policyholders to withdraw their funds under certain circumstances. In addition, certain of our life and annuity reinsurance agreements provide recapture rights that allow the ceding company to reassume all or a portion of the risk formerly ceded to us. Because our financial strength ratings have been withdrawn, certain of these agreements can be recaptured. Although we attempt to manage our investment portfolio so that we have sufficient liquidity to support anticipated withdrawals and recaptures, we cannot assure you that we will be able to dispose of assets on favorable terms in the future to support withdrawals and recaptures.

•	The American Institute of Certified Public Accountants has issued Statement of Position (“SOP”) 03-1 that will set new standards for accounting for Certain Nontraditional Long-Duration Contracts and for Separate Accounts effective for fiscal periods beginning after December 15, 2003. We anticipate that this new standard may increase the volatility of our reserves for our reinsurance contracts covering guaranteed minimum benefits related to variable annuity contracts, and deferred acquisition costs and interest sensitive contracts liability related to our Transamerica agreement, each of which will affect our future results of operations. In addition, we expect the adoption of the SOP will negatively affect our tangible book value, which we define as GAAP book value excluding deferred acquisition costs.

•	Terrorist attacks may negatively affect our results of operations in that we may experience higher than expected death claims in a given period, such as occurred in 2001 with the attack on the World Trade Center. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. In addition, the United States has entered into armed conflicts, which could have a further impact on our business in ways we cannot currently anticipate. Political and economic instability in some regions of the world may also result and could negatively impact our business.

•	The loss of any member of our management team, particularly John F. Burke, our current Chief Executive Officer, or John W. Lockwood, our recently appointed Chief Financial Officer, could adversely affect our business.

•	When we purchase reinsurance from another reinsurance company, known as a retrocessionaire, to cover certain risks that we have ourselves reinsured, we are subject to the risk that the retrocessionaire will be unable to pay amounts due to us because of its own financial troubles. The failure of a retrocessionaire to pay amounts due to us will not absolve us of our responsibility to pay our customers for risks that we have insured. Failure of our retrocessionaires to pay us could have a material adverse effect on our business, results of operations and financial condition. In particular, when we purchased our United States based operating subsidiary, Annuity and Life Reassurance America, Inc., 100% of the risks related to the directly written life and annuity policies existing at the date of our purchase transaction were ceded to Reassure America Life Insurance Company, a subsidiary of the seller, Swiss Re Life and Health, America. As the direct issuer of those policies, Annuity and Life Reassurance America remains liable to policyholders in the event the reinsurer is unable to pay its obligations to us under the reinsurance agreement. Reserves ceded under this reinsurance agreement amounted to approximately $88.2 million and $93.4 million at December 31, 2003 and December 31, 2002, respectively. Reassure America Life Insurance Company currently is rated A+g (superior) by AM Best.

•	We are subject to the laws and regulations of the jurisdictions in which we conduct business. These laws and regulations cover many aspects of our business, including licensure, premium rates, marketing practices and capital adequacy. Recently, the insurance and reinsurance regulatory framework has become subject to increased scrutiny in many jurisdictions and regulators have started to reexamine existing laws and regulations. Changes in these laws and regulations could have an adverse affect on our operations. Further deterioration in our financial condition could expose our operations in the United States and Bermuda to increased levels of regulatory scrutiny and possibly to the winding up of our operations.

•	As a holding company, we have no significant operations or assets other than our ownership of the capital stock of our subsidiaries. Dividends and other permitted payments from our subsidiaries are our sole source of funds to pay expenses and dividends, and any limitations imposed on our subsidiaries to make such payments to us, especially our Bermuda operating subsidiary, may cause us to have insufficient funds to operate our business and satisfy our obligations.

•	We, along with Annuity and Life Reassurance, are Bermuda corporations that we believe are not subject to United States income tax because neither engages in business in the United States. However, because there is no definitive guidance as to what constitutes being engaged in trade or business in the United States, there can be no assurance that in the future the Internal Revenue Service may not contend that we are engaged in trade or business in the United States. The United States Internal Revenue Service (“IRS”) is currently conducting an audit of our United States based subsidiaries. Those companies currently have a significant tax based net operating loss carryforward. In addition, the IRS has requested certain information and documents related to our Bermuda based operations. While our United States based subsidiaries have complied with the IRS’ requests for information, both our Bermuda holding company and our Bermuda operating subsidiary have declined to supply the IRS with the information it has requested based on the IRS’ lack of jurisdiction over those entities. If the IRS were to determine that our Bermuda based companies were engaged in business in the United States, we could be subject to United States tax at regular corporate rates on our taxable income that is attributable to the Bermuda companies’ permanent establishment, if any, in the United States plus an additional 30% “branch profits” tax on such income remaining after the regular tax. Such taxes, if levied, could have an adverse effect on our business.

General

     Our company has encountered significant difficulties during the last three years. In addition to reporting significant operating losses for those years, we did not have sufficient available cash and investments at December 31, 2002 to post as collateral to satisfy all of our obligations under certain of our reinsurance agreements. During 2003, we negotiated the termination or recapture of most of our reinsurance agreements. As a result of those terminations and recaptures and other actions taken by management, as of December 31, 2003 we had met all the collateral obligations of our remaining ceding companies with the exception of those asserted by CIGNA, the cedent under our only remaining GMDB and GMIB agreement. As of December 31, 2002, CIGNA asserted that we were required to post $59 million of collateral in addition to the $11 million of collateral we had previously provided. As of December 31, 2003, CIGNA was seeking $49 million of collateral in addition to the $11 million of collateral we had previously provided. We do not agree that the aggregate $60 million collateral requirement currently asserted by CIGNA is required to be posted. As a result, we have not posted any additional collateral for this agreement. If CIGNA’s asserted collateral requirement is valid, we do not have sufficient available cash and investments to satisfy CIGNA’s request. We are attempting to restructure the reinsurance agreement or otherwise meet or reduce CIGNA’s request for collateral. If these negotiations are unsuccessful, CIGNA could initiate arbitration or litigation proceedings against us. The specific relief sought and the outcome of any proceedings that CIGNA could initiate cannot be determined at this time. If we do not prevail in any such arbitration or litigation proceedings, it would have a material adverse effect on our financial condition and we may be required to liquidate our operations.

     As a result of the termination and recapture of several or our reinsurance agreements in 2003, our life insurance in force has declined from $117.5 billion at December 31, 2002 to $17.5 billion at December 31, 2003. In addition, we have terminated our annuity reinsurance agreements with The Ohio National Life Insurance Company, our then second largest annuity reinsurance agreement, and Hartford Life, our then largest GMDB reinsurance agreement. We are not currently seeking to negotiate the termination or recapture of any of our remaining reinsurance agreements except that, as noted above, we are seeking to restructure our agreement with CIGNA.

     Also in 2003, we instituted substantial premium rate increases on all of our non-guaranteed premium yearly renewable term agreements. The Metropolitan Life Insurance Companies (“MetLife”), the cedent under our largest life reinsurance agreement, objected to the premium rate increase and demanded arbitration. On December 19, 2003, the panel in the arbitration proceeding ruled that our rate increase was valid effective as of May 5, 2003. As a result of the ruling, MetLife chose to recapture its reinsurance agreement. The impact of the ruling and MetLife’s recapture was to release funds we had previously posted as collateral under that agreement. We utilized a large portion of those funds to fully collateralize Citibank’s letter of credit facility with us and to pay Transamerica an amount that we believe was due to it as of October 31, 2003 after deducting $5.0 million for investment related expenses that we believe was owed to us by Transamerica. Transamerica is currently pursuing arbitration with us, asserting that the $5.0 million offset is not justified and that we owe it that amount and interest on the amounts that Transamerica previously alleged were due.

     In addition to the discussions with Transamerica related to the alleged amounts owed to it, we have been attempting to engage Transamerica, and ultimately IL Annuity and Insurance Company (“IL Annuity”), the primary insurance company under the Transamerica agreement, in discussions aimed at improving the investment returns on the assets supporting that agreement and potentially redesigning the VisionMark product to reduce our minimum interest guarantee exposure. If we are not successful in convincing Transamerica and IL Annuity to restructure the portfolio and/or to redesign the product, we may incur additional write downs of deferred acquisition costs in the future.

     We plan to continue to receive premiums and pay claims under our remaining reinsurance treaties; however, we are not currently underwriting any new treaties or accepting any new business from our existing treaties. We are currently exploring whether we can, should or will begin selling new insurance and reinsurance products in the future, but we cannot assure you that we will be able to successfully develop, underwrite or market any products currently being considered.

     There can be no assurance that we will be able to improve our operations and liquidity. If we are unable to reposition our investment portfolio to achieve a substantially higher yield within our investment guidelines, successfully defend against the pending purported shareholder class action suit, improve the performance of our reinsurance agreement with Transamerica and restructure our reinsurance agreement with CIGNA, we may not be able to meet our obligations in 2004. Our failure to achieve any one of the foregoing items could have a material adverse effect on our financial condition and results of operations. For a more detailed discussion of certain factors that could materially and adversely affect our financial condition and results of operations, please see — Forward-Looking Statements.

     In light of the foregoing, the discussion of our results of operations for the year ended December 31, 2003 presented in this report is not likely to be indicative of our future operating results.

     Our remaining life reinsurance agreements continue to be reinsurance of ordinary life insurance, primarily for mortality risk. Profitability of our life reinsurance line depends in large part on the volume and amount of death claims incurred. While death claims are reasonably predictable over a long time horizon, they are less predictable over shorter periods and are subject to fluctuation from quarter to quarter and year to year. Significant fluctuations from period to period could adversely affect the results of our operations, as occurred in 2003 and 2002. At December 31, 2003 and 2002, the total face amount of our life insurance in force amounted to approximately $17.5 billion and $117.5 billion, respectively. At December 31, 2003 and 2002, we had retroceded approximately $0.38 billion and $1.26 billion, respectively, of our in force business under our life reinsurance agreements to other reinsurers, or 2.16% and 1.07% of our life insurance in force, respectively.

     Our remaining annuity products are reinsurance of general account fixed deferred annuities and certain ancillary risks arising from variable annuities. Profitability of the annuity reinsurance line is primarily dependent on earning a spread between the interest rate earned on the assets under management and the interest rate credited to the policyholder. This product line is market and interest rate sensitive. Fluctuations in the general level of interest rates, fixed income markets, and equity markets from period to period may cause fluctuations in the results of our operations. The combined effects of poor market performance and excessive surrender rates can adversely impact this product line, such as occurred in 2001 and 2002. At December 31, 2003 and 2002, our liability for annuity reinsurance agreements amounted to approximately $671 million and $1.4 billion, respectively.

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

     For traditional life and annuity policies with life contingencies, deferred policy acquisition costs are charged to expense using assumptions consistent with those used in computing policy reserves. Assumptions as to anticipated premiums are estimated at the date of the policy issuance, or the effective date of the most recent premium rate increase, and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in earnings in the period such deviations occur. For these contracts, the amortization periods are generally the estimated life of the policies. As discussed elsewhere in this report, we terminated or recaptured several of our reinsurance agreements during 2003. These terminations and recaptures have caused us to incur significant deferred acquisition cost write-downs. While we believe that there will be minimal, if any, termination or recapture activity in the future, we will consider transactions in connection with the resolution of outstanding disputes with certain of our ceding companies, or that are otherwise economically beneficial to us, which may require further write downs of deferred acquisition costs.

     In preparing our financial statements, we make assumptions about our proportionate share of future investment income that will be earned from the investment of premiums received from underlying policyholders by our ceding companies and about future rates of lapse of policies underlying our annuity reinsurance contracts when estimating gross profits arising from such contracts. These assumptions have a direct impact on the amount of expected future minimum interest guarantee payments and our estimated expected gross profits on these annuity reinsurance contracts and, therefore, on the recoverability of the deferred acquisition costs carried on our balance sheet for these contracts. While these estimates are based upon historical results and information provided to us by our ceding companies, actual results could differ (and, in the past, have differed) materially from our estimates for a variety of reasons, including the failure of our ceding companies to report timely information regarding material developments under our reinsurance agreements. Such differences could be material to our future results. If our assumptions for investment returns prove to be inaccurate, or if lapse rates exceed our assumptions, we may be required to make additional minimum interest guarantee payments and record additional charges, which would adversely impact our earnings.

     Embedded Derivatives. We have concluded that there is an embedded derivative within the Funds withheld at interest receivable related to one of our annuity reinsurance contracts written on a modified coinsurance basis that requires bifurcation and separate accounting under Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities. This embedded derivative is similar to a total return swap arrangement on the underlying assets held by our ceding company under the agreement. The fair value of the embedded derivative is classified as part of our Funds withheld asset on our balance sheet. We have developed a cash flow model with the assistance of outside advisors to arrive at an estimate of the fair value of this total return swap that uses various assumptions regarding future cash flows under the affected annuity reinsurance agreement. The fair value of the embedded derivative is influenced by changes in credit risk, changes in expected future cash flows under the annuity reinsurance agreement and interest rates. The change in fair value of the embedded derivative is recorded in our statement of operations as Net change in fair value of embedded derivatives, which is a non-cash item. The change in fair value of the embedded derivative also impacts the emergence of expected gross profits for purposes of amortizing deferred acquisition costs associated with the contract. The application of this accounting policy has increased the volatility of our reported earnings. While we have made an estimate of the fair value of the embedded derivative using a model that we believe to be appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, it is possible that we may modify our methodology. Changes in our assumptions and industry standards could have a significant impact on the fair value of the embedded derivative and our reported earnings. We do not bifurcate and separately account for the embedded derivatives contained in our Transamerica annuity reinsurance agreement or our GMDB/GMIB reinsurance agreement with CIGNA because we acquired those agreements prior to the transition date elected by us under FAS 133, as amended. Because of the nature of the assets underlying our Transamerica contract, which were roughly 64% convertible bonds at December 31, 2003, the bifurcation and separate accounting for the embedded derivatives contained in that contract could add significant volatility to our reported results. If we bifurcated and separately accounted for the embedded derivatives contained in our GMDB/GMIB reinsurance agreement with CIGNA, it also could add volatility to our reported results.

     Recognition of Revenues and Expenses. Reinsurance premium revenues from life products with mortality risk are recognized when due from the policyholders. Premiums from universal life and investment-type contracts are recorded on our balance sheet as interest sensitive contracts liability. Revenues from these investment-type contracts consist of income earned on the assets and amounts assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Items that are charged to expense represent interest credited to policyholder accounts and other benefits in excess of related policyholders’ account balances, including minimum interest guarantee payments (“LMIG”). Such LMIG payments are recognized as an expense when paid upon the surrender of the underlying policy and are not charged to the policyholder’s account balances. We make estimates at the end of each reporting period regarding premiums and benefits for ceding companies who do not report such information in a timely manner. These estimates can have a significant effect on the amounts we report in our financial statements.

     Reserves for Policy Benefits, Including Claims Incurred but not Reported (IBNR) and Interest Sensitive Contracts Liabilities. The development of reserves for policy benefits and for claims incurred but not reported for our life reinsurance agreements requires us to make estimates and assumptions regarding mortality, lapse, persistency, expense and investment experience. Such estimates are primarily based on historical experience and information provided by ceding companies. Actual results could differ, and in the past have differed, materially from those estimates. We monitor actual experience, and where circumstances warrant, will revise our assumptions and the related reserve estimates.

     We reinsure certain minimum guarantees associated with variable annuity agreements. These have historically included GMDB, GMIB and enhanced earnings benefits contracts, although, as of December 31, 2003, our combined GMDB/GMIB agreement with CIGNA was the only reinsurance agreement we had covering minimum guarantees associated with variable annuity agreements. Our accounting policy is designed to establish reserves for expected claim payments based upon the view of expected losses over the life of the underlying policies, based upon the original pricing assumptions. Our reserving policy allows us to increase reserves if reported claim amounts or claims volume exceed what was anticipated in pricing.

     Our obligations arising from our fixed annuity reinsurance agreements are reflected on our balance sheet as “Interest sensitive contracts liability” and are reported at the accumulated policyholder balances of these accounts.

     If actual events differ significantly from the underlying estimates and assumptions used by us in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

     AICPA Statement of Position (SOP 03-1) In July 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts. The SOP

provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. The SOP will change the manner in which life insurance companies account for certain types of insurance and reinsurance contracts including those that cover risks such as guaranteed minimum death benefits and guaranteed minimum income benefits. Additionally, the SOP provides accounting guidance for sales inducements paid to contract holders and provides guidance for establishing liabilities for contracts with features that may result in more than one potential account balance. The SOP is effective for financial statements for fiscal years beginning after December 15, 2003. The SOP may not be applied retroactively to prior years’ financial statements, and initial application should be as of the beginning of an entity’s fiscal year.

     We have a combined GMDB/GMIB contract with CIGNA and an annuity reinsurance agreement with Transamerica that will be affected by the adoption of this new SOP. The SOP provides guidance for reserving for contracts with guaranteed minimum death and guaranteed minimum income benefits. The methodology is based on projection of a wide number of future scenarios regarding the present value of premiums earned and claims incurred. Based on this future projection and actual past experience of premiums and claims, a Benefit Ratio percentage is determined. The reserve is then determined by applying the Benefit Ratio percentage to actual premiums received less actual claims, both with interest. Management does not expect the amount of reserves carried for our GMDB/GMIB reinsurance agreement to change significantly as a result of the adoption of the SOP. The SOP also provides guidance for reserving for annuity agreements with more than one potential account balance. Such reserves should be based upon the highest contractually determinable balance, without consideration of surrender fees. Upon adoption of the SOP, there is a one-time transition adjustment to the amount of carried deferred acquisition costs. Management is currently analyzing the impact of the adoption of the SOP on our accounting for the Transamerica annuity reinsurance agreement.

     For further information about the market risk sensitivity of minimum guarantee associated with variable annuity products, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Operating Results

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Net (Loss). For the year ended December 31, 2003, we had a consolidated net loss of $(132,155,584), or $(5.11) per primary and fully diluted common share, as compared to a net loss of $(128,887,285), or $(5.01) per primary and fully diluted common share for the year ended December 31, 2002. The loss for 2003 was primarily the result of losses associated with recaptures and terminations of life and annuity reinsurance agreements, as well as adverse claims experience under our life reinsurance agreements. Reduced investment gains and significant operating expenses due to litigation costs and employee retention and severance costs also contributed to our net loss for the year ended December 31, 2003.

     During the year ended December 31, 2003, we negotiated the recapture and termination of most of our life and annuity reinsurance agreements. As a result, we incurred charges from the write down of deferred acquisition costs and cash payments made to ceding companies in excess of reserve releases associated with the recaptured contracts aggregating to approximately $90,830,000. These charges include costs of approximately $20,400,000 associated with Hartford Life’s recapture of our then largest GMDB agreement, the net costs of approximately $11,680,000 due to the recapture of our 50% quota share reinsurance agreement with XL Life, a net charge of approximately $5,020,000 related to the termination of our annuity reinsurance agreement with Ohio National, the recapture cost of our MetLife agreement of approximately $3,540,000 and the cost of recapture transactions completed with 25 additional ceding companies that totaled approximately $50,190,000 in the aggregate.

     In addition to the costs associated with the recapture and termination of those agreements, we experienced losses during 2003 amounting to approximately $24,843,000 on the agreements that were recaptured or terminated during the year. This includes a loss of approximately $6,379,000 for our contract with MetLife and a net loss of approximately $5,866,000 for our reinsurance agreements with XL Life. We also recorded a net loss related to the recaptured Hartford Life treaty amounting to $6,537,000 in 2003. The remaining business recaptured in 2003 generated approximately $6,062,000 in net losses.

     We recorded a loss of approximately $3,067,000 for our annuity reinsurance agreement with Transamerica during 2003. This agreement is our largest annuity reinsurance agreement, and represented approximately $604 million, or approximately 90%, of our Funds withheld at interest receivable as of December 31, 2003. Our GMDB/GMIB contract with CIGNA resulted in a loss of approximately $1,934,000 in 2003. Other life and annuity reinsurance agreements that were not recaptured in 2003 resulted in losses of approximately $5,778,000, and operating expenses exceeded investment income and net realized investment gains by approximately $5,703,000 in 2003.

     Net Premiums. Net premium revenue for the year ended December 31, 2003 was $166,972,840, a decrease of 51% from net premium revenue of $344,097,441 for the year ended December 31, 2002. The majority of premium revenue in both years was derived from traditional ordinary life reinsurance. The decline in premium revenue reflects the decision to cease writing new business in 2003 and the significant reduction of business in force resulting from the recapture and termination of reinsurance agreements in the fourth quarter of 2002 and during 2003. Net premiums for 2003 related to agreements that were recaptured or terminated in 2003 were approximately $103,876,000. At December 31, 2003, the total face amount of life insurance in force was approximately $17.5 billion, as compared with approximately $117.5 billion at December 31, 2002. Our now largest life reinsurance agreement represented approximately $7.9 billion of life insurance in force at December 31, 2003. We have stopped writing new reinsurance agreements and are not accepting any new business under existing treaties. The recaptures and terminations of reinsurance agreements during 2003 will further reduce net premiums in future periods.

     Net Investment Income. Net investment income for the year ended December 31, 2003 was $29,042,223, a decrease of 72% from net investment income of $102,138,985 for the year ended December 31, 2002. The decrease in net investment income was primarily the result of a significant decrease in invested assets underlying our Funds withheld receivable as a result of the termination of several annuity reinsurance contracts, including our agreement with Ohio National, and lapses on policies underlying our annuity reinsurance agreement with Transamerica. Net investment income earned on Funds withheld for the year ended December 31, 2003 was $22,106,000, as compared with $76,208,000 for the year ended December 31, 2002. The decrease in net investment income for the year ended December 31, 2003 was also the result of our return of approximately $147,000,000 of invested assets on December 31, 2002 in connection with the termination of a reinsurance agreement that provided cash deposits to us that were used to secure collateral obligations of our U.S. based cedents. Lower investment returns resulting from our decision to shift a large portion of our invested assets into short duration assets also contributed to the reductions in net investment income. The average yield rate earned on our general account assets declined to approximately 2.53% for the year ended December 31, 2003, as compared with 5.28% for the year ended December 31, 2002. The average yield rate earned on Funds withheld was 2.68% for the year ended December 31, 2003, as compared with 5.25% for the year ended December 31, 2002. This reduction in yield rates is primarily the result of the termination of our annuity reinsurance agreement with Ohio National in the first quarter of 2003 and a lower yield on the assets supporting our obligations under our Transamerica annuity reinsurance agreement. For purposes of calculating the average yield rates earned on our Funds withheld at interest, we only include net realized capital gains and losses as reported to us through our settlements with our ceding companies. Net investment income for 2003 related to agreements that were recaptured or terminated in 2003 was $4,777,000. Because the amount of our cash and invested assets has decreased significantly due to operating losses, and because the amount of invested assets underlying our Funds withheld receivable has decreased significantly due to the recapture and termination of certain of our reinsurance agreements, we expect our net investment income for 2004 to be less than 2003.

     Net Realized Investment Gains. Net realized investment gains were $6,406,587 for the year ended December 31, 2003, as compared with realized gains of $19,749,266 for the year ended December 31, 2002. The decrease in net realized investment gains for the year ended December 31, 2003 was the result of a smaller invested asset base and the decision to maintain a significant portion of our portfolio in short duration investments. We plan to continue to hold a relatively large portion of our assets in short duration investments until interest rate rise or we conclude they are not going to rise in the foreseeable future. Accordingly, although realized gains and losses will fluctuate from period to period, we do not anticipate realizing significant investment gains or losses in 2004 due to our smaller invested asset base and our current decision to hold those assets predominantly in short duration investments. However, we will adjust our investment strategy based on developments in the markets and our business and those adjustments may result in realized gains or losses being recognized. We make decisions concerning the sales of invested assets based on a variety of market, business and other factors.

     Net Change in Fair Value of Embedded Derivatives. Under FAS 133, we are required to bifurcate and separately account for the embedded derivatives contained in certain of our annuity reinsurance contracts, and unrealized changes in the fair value of those embedded derivatives are reflected in our results of operations. The net change in fair value of embedded derivatives for the year ended December 31, 2003 was an unrealized gain of $16,692,688, as compared to an unrealized loss of $25,846,110 for the year ended December 31, 2002. The unrealized gain during 2003 includes the reversal of previously reported losses of $12,323,000 upon the termination of our agreement with Ohio National in February 2003 and the termination of other annuity reinsurance agreements in 2003, including the termination of our annuity reinsurance agreements with an affiliate of XL Life as part of our comprehensive settlement with XL Life. Widening credit spreads and bond defaults in the portfolio of assets supporting these agreements had caused unrealized losses in our embedded derivatives in prior years. As of December 31, 2003, we have one remaining embedded derivative related to an annuity reinsurance agreement that we must bifurcate and separately account for, and that embedded derivative had an unrealized loss of approximately $7,790,000 at December 31, 2003.

     Surrender Fees and Other Revenue. Surrender fees and other revenue were $7,297,015 for the year ended December 31, 2003, as compared with $16,156,437 for the year ended December 31, 2002. This income is primarily derived from surrender fees related to our annuity reinsurance agreement with Transamerica. The decrease in revenue is due to a smaller policyholder base resulting in a lower absolute level of withdrawals and lower surrender rates during 2003, both as compared with the prior year.

     Claims and Policy Benefits. Claims and policy benefits includes both life and variable annuity benefits, including guaranteed minimum death benefits, guaranteed minimum income benefits and enhanced earnings benefits. Claims and policy benefits for the year ended December 31, 2003 were $198,002,905 or 119% of net premium, as compared with $352,408,801 or 102% of net premium for the year ended December 31, 2002. The absolute declines in claim and policy benefits in 2003 were the result of the significant reduction of life insurance in force from $117.5 billion at December 31, 2002 to approximately $17.5 billion at December 31, 2003 and the termination of several annuity reinsurance agreements during 2003. Claims and policy benefits for 2003 related to agreements that were recaptured or terminated in 2003 were $143,179,000. As a result of the recaptures and terminations of reinsurance agreements during 2003, we began 2004 with a book of business that is significantly smaller than we had during 2003. This will reduce claims and policy benefits in absolute terms in future periods, but may increase volatility in the level of claims and policy benefits as a percentage of premiums.

     We continue to monitor and analyze our experience under our remaining life and annuity reinsurance agreements. During 2003, we decreased our reserves associated with variable annuity reinsurance products by $7,400,000, bringing our total carried reserve for these products to $11,000,000 at December 31, 2003. The decrease was a direct result of the recapture by Hartford Life in the second quarter of 2003 of its agreement with us, which was previously our largest variable annuity reinsurance agreement. The reduction in the reserves caused by the recapture of the Hartford Life agreement was partially offset by a $3,180,000 increase in reserves associated with our guaranteed minimum death benefit and guaranteed minimum income benefit agreement with CIGNA.

     Throughout 2003, we updated our analysis of carried reserves for incurred but not reported (“IBNR”) claims. In determining the amount of IBNR required at December 31, 2003, we considered the full trending of claims reported through December 31, 2003. As a result of our review and reflecting the decrease in life reinsurance in force, our reserve for IBNR at December 31, 2003 was $4,500,000, as compared to $9,000,000 at December 31, 2002. We will continue to examine these IBNR reserve levels in relation to past experience each quarter.

     Interest Credited to Interest Sensitive Products. Interest credited to interest sensitive products, which represents liabilities to policyholders we assume under certain annuity reinsurance agreements, was $13,980,723 for the year ended December 31, 2003, as compared with $71,370,616 for the year ended December 31, 2002. The decline in Interest credited to interest sensitive contracts liabilities for the year ended December 31, 2003 was primarily the result of the termination and recapture of several annuity reinsurance agreements, particularly our agreements with Ohio National and an affiliate of XL Life during 2003. We terminated our annuity reinsurance agreement with Ohio National on February 14, 2003, another large annuity reinsurance agreement on April 1, 2003 and two annuity reinsurance agreements with an affiliate of XL Life effective as of July 1, 2003. In 2003, we recorded $6,595,000 of interest credited to interest sensitive products related to agreements that were recaptured or terminated. Interest credited to interest sensitive products in 2003 includes approximately $16,120,000 in minimum interest guarantee payments, which was partially offset by a $10,000,000 deemed recovery of minimum interest guarantee payments in connection with the comprehensive settlement with XL Life. We incurred approximately $26,760,000 of minimum interest guarantee payments in 2002. The minimum interest guarantee payments in both years resulted from prior poor investment performance of the invested premiums managed by the primary insurance company under our annuity reinsurance contract with Transamerica. The reduction in minimum interest guarantee payments in 2003 was primarily due to improving lapse and total returns on our annuity reinsurance contract with Transamerica during 2003.

     Policy Acquisition Costs and Other Insurance Expenses. Policy acquisition costs and other insurance expenses, consisting primarily of allowances and amortization or write downs of deferred policy acquisition costs, were $128,549,288 for the year ended December 31, 2003, as compared with $125,877,980 for the year ended December 31, 2002. The expense is primarily comprised of the write-downs of deferred acquisition costs associated with the recaptures and terminations of life and annuity reinsurance agreements during 2003 of approximately $85,931,000. In addition to those write downs, we also amortized $17,400,000 of deferred acquisition costs associated with our Transamerica annuity reinsurance agreement, of which $10,000,000 was a result of our deemed recovery of minimum interest guarantee payments in connection with the comprehensive settlement with XL Life. In 2002, we wrote down deferred acquisition costs on our Transamerica contract by approximately $27,474,000. This write down was the result of higher than expected surrender rates on the policies underlying our reinsurance agreement with Transamerica, and our reduced estimate of expected gross profits under the contract in future periods due to minimum interest guarantee payments. The change in amortization of the deferred acquisition cost as a result of the change in the fair value of our embedded derivatives was an increase of approximately $6,954,000 in 2003, as compared to a reduction in amortization of approximately $8,274,000 in 2002.

     Collateral Costs. Collateral costs in 2002 comprised fees charged by a reinsurer to provide cash deposits to us and other related expenses. This arrangement was terminated as of December 31, 2002 and we therefore recorded no such collateral costs in 2003. In 2002, these deposits had been used to fund excess statutory reserve requirements of our clients and had been recorded on our consolidated balance sheet as a deposit liability. Collateral costs were $12,948,115 for the year ended December 31, 2002.

     Operating Expenses. Operating expenses were $18,034,021 or 9% of total revenue (excluding the net change in fair value of embedded derivatives) for the year ended December 31, 2003, as compared to $22,577,792 or 5% of total revenue (excluding the net change in fair value of embedded derivatives) for the year ended December 31, 2002. Our expense ratio deteriorated due to our significantly reduced revenue base. Operating expenses for 2003 include the write off of approximately $2,100,000 of goodwill associated with our United States operating subsidiary in the second quarter of 2003, costs associated with renegotiating employment arrangements and other employee compensation, increased costs of directors and officers liability insurance coverage and increased legal and audit fees.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Net (Loss). For the year ended December 31, 2002, we had a consolidated net loss of $(128,887,285) or $(5.01) per primary and fully diluted common share, as compared to a net loss of $(40,581,431), or $(1.59) per primary and fully diluted common share for the year ended December 31, 2001. Our loss for the year ended December 31, 2002 was primarily the result of adverse mortality experience in the fourth quarter of 2002, a transaction involving the novation of certain of our reinsurance contracts to XL Life Ltd and our assumption of a portion of certain of those contracts back from XL Life, the write down of deferred acquisition costs related to our annuity reinsurance contract with Transamerica, reserve increases related to minimum guarantees on variable annuity contracts, unrealized losses on embedded derivatives and collateral costs.

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

     On December 31, 2002, we entered into a transaction with XL Life Ltd, a subsidiary of XL Capital Ltd, a related party, pursuant to which we transferred certain blocks of life reinsurance business to XL Life. The transaction enabled us to reduce a substantial portion of our 2002 year end collateral requirements under our reinsurance agreements and to repay deposits received under a reinsurance agreement that had been used to satisfy certain of our cedents’ collateral requirements. We novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance contract with us with respect to four of those blocks of business. As a result of the transaction, we incurred a loss of approximately $26,382,000, primarily as a result of a write down of deferred acquisition costs of approximately $38,700,000 (which was partially offset by a net ceding commission paid by XL Life to us of approximately $18,000,000), a write off of prepaid expenses of approximately $2,400,000 related to the reinsurance agreement that was terminated in connection with the transaction and transaction costs of approximately $3,200,000. We also incurred losses of approximately $10,435,000 in connection with the termination or recapture of other reinsurance contracts during the year ended December 31, 2002, resulting from the write down of deferred acquisition costs and cash payments made to cedents net of reserve releases associated with those terminations or recaptures.

     Our net loss in 2002 was also significantly affected by our annuity reinsurance contract with Transamerica, which is our largest annuity reinsurance contract and represented approximately $734 million or approximately 51%, of our Funds withheld at interest receivable as of December 31, 2002. We wrote down approximately $27,474,000 of deferred acquisition costs associated with the contract during the year ended December 31, 2002 as a result of higher than expected surrender rates on the underlying policies and our reduced estimate of expected gross profits under the contract in future periods due to expected minimum interest guarantee payments. Similar write-downs of deferred acquisition costs of approximately $46,115,000 were made during the year ended December 31, 2001.

     We increased our minimum guarantee reserves associated with variable annuity reinsurance products by $7,760,000 and $10,740,000 during the third and fourth quarters of 2002, respectively, bringing our total carried balance of these reserves to $18,500,000 at December 31, 2002. These reserves are for expected claim payments associated with our guaranteed minimum death benefit, guaranteed minimum income benefit and enhanced earnings benefit contracts. This increase in reserves is the result of increasing claim activity in the second half of 2002 and continuing deterioration of the financial markets during the year. This increase in claims activity also resulted in payments in excess of premiums earned of $3,620,153 and $5,791,853 on our contracts reinsuring such guarantees during the three months and year ended December 31, 2002, respectively.

     Under FAS 133, we were required during 2002 and 2001 to bifurcate and separately account for the embedded derivatives contained in certain of our annuity reinsurance contracts, and unrealized changes in the fair value of those embedded derivatives are reflected in our results of operations. For the year ended December 31, 2002, we experienced a net loss of approximately $17,572,000 (which is net of a related reduction in the amount of deferred acquisition cost amortization of approximately $8,274,000) in connection with our embedded derivatives, as compared to a net gain of approximately $43,000 (which is net of related deferred acquisition cost amortization of approximately $1,320,000) for the year ended December 31, 2001. The net gain for the year ended December 31, 2001 includes the cumulative effect of adopting the change in accounting principle, which was a loss of $3,665,735. The change in fair value of the embedded derivatives is influenced by changes in credit risk, changes in expected future cash flows under the annuity reinsurance contracts and interest rate changes.

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

     Net Investment Income. Net investment income for the year ended December 31, 2002 was $102,138,985, an increase of 12% from net investment income of $91,128,696 for the year ended December 31, 2001. The increase in net investment income was partially the result of a significant increase in our invested assets during 2002 as a result of cash deposited with us at the end of 2001 through a reinsurance agreement that was designed to fund the collateral requirements of our cedents. This reinsurance agreement was terminated in December 2002, and we returned all cash that had been deposited with us to the reinsurer. The average yield rate earned on our invested assets was approximately 5.28% for the year ended December 31, 2002 compared with 5.74% for the year ended December 31, 2001, reflecting the overall decline in interest rates. The increase in net investment income was also due to an increase in the portion of our Funds withheld asset related to our Ohio National annuity reinsurance contract during 2002, which yielded higher rates than our Transamerica annuity reinsurance contract. Net investment income earned on Funds withheld for the year ended December 31, 2002 was $76,208,000, as compared with $70,963,000 for the year ended December 31, 2001. As noted above, we terminated our annuity reinsurance contract with Ohio National in February 2003. The average yield rate earned on Funds withheld was 5.25% for the year ended December 31, 2002, as compared with 4.6% for the year ended December 31, 2001. For purposes of calculating the average yield rates earned on our Funds withheld at interest, we only include net realized capital gains and losses as reported to us through our settlements with our ceding companies.

     Net Change in Fair Value of Embedded Derivatives. Embedded derivative gains and losses result primarily from credit risk related changes in the market value of assets underlying certain of our fixed annuity reinsurance contracts, changes in expected future cash flows and changes in interest rates. Net change in fair value of embedded derivatives for the year ended December 31, 2002 was an unrealized loss of $(25,846,110), as compared to an unrealized gain of $5,095,027 for the year ended December 31, 2001. The unrealized loss during the year ended December 31, 2002 was primarily due to credit spreads widening. In particular, the embedded derivatives associated with our annuity reinsurance contract with Ohio National were responsible for more than 50% of the loss due to credit spreads widening and bond defaults within the portfolio of assets supporting the contract. We terminated our annuity reinsurance contract with Ohio National in February 2003.

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

     We also increased our reserves for expected claim payments associated with our guaranteed minimum death benefit, guaranteed minimum income benefit and enhanced earnings benefit contracts by approximately $18,500,000 during the year ended December 31, 2002, which was comprised of reserve increases of approximately $7,760,000 and $10,740,000 in the third and fourth quarters of 2002, respectively. This reserve increase was made in response to increasing claim activity in the second half of 2002 and the continuing deterioration of the financial markets during the year.

     Interest Credited to Interest Sensitive Products. Interest credited to interest sensitive products, which represents liabilities to policyholders we assume under certain annuity reinsurance agreements, was approximately $71,370,616 for the year ended December 31, 2002, as compared with approximately $49,258,418 for the year ended December 31, 2001. The 2002 expense includes approximately $26,760,000 in minimum interest guarantee payments, as compared to approximately $13,500,000 of minimum interest guarantee payments in 2001. These minimum interest guarantee payments resulted from poor investment performance of invested premiums managed by the primary insurance company under our annuity reinsurance contract with Transamerica and higher than expected surrender rates on policies underlying that contract.

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

     Collateral Costs. Collateral costs comprise fees charged by a reinsurer to provide cash deposits to us and other related expenses. These deposits had been used to fund excess statutory reserve requirements of our clients and were recorded on our consolidated balance sheet as a deposit liability. Collateral costs were $12,948,115 for the year ended December 31, 2002, as compared with $1,200,000 for the year ended December 31, 2001, which reflects in part, the fact that the reinsurance agreement was only in place during November and December of 2001. The agreement pursuant to which the reinsurer provided the cash deposits was terminated in December 2002 in connection with the novation of certain of our life reinsurance contracts to XL Life. Approximately $2,378,000 in fees paid to XL Life and one of its affiliates in connection with those novations is included in our collateral costs in 2002, as is the write off of approximately $2,380,000 in prepaid amounts associated with the agreement. Further, in the third quarter of 2002, we entered into two interest rate swap agreements to manage the interest rate risk associated with the deposits. The cost of these swap agreements, which did not quality for hedge accounting, was approximately $2,570,000, and is included in our collateral costs. These swap agreements were terminated in January 2003.

     Operating Expenses. Operating expenses were approximately $22,577,792 or 5% of total revenue (excluding the net change in fair value of embedded derivatives) for the year ended December 31, 2002, as compared to $11,552,418 or 3% of total revenue (excluding the net change in fair value of embedded derivatives) for the year ended December 31, 2001. The increase in our operating expenses and the ratio of operating expenses to total revenue in 2002 is primarily due to costs associated with our attempts to raise capital, the transaction with XL Life, significant incremental legal, accounting, and consulting expenses incurred in connection with the restatement of our financial statements for the years ended December 31, 2001 and 2000 and certain quarterly financial statements for 2002 and costs incurred in our search for a new Chief Executive Officer.

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

     Life Segment. Our life segment is our largest segment as measured by revenues. Our segment loss for the twelve months ended December 31, 2003 was $(90,436,276) compared to segment loss for the twelve months ended December 31, 2002 of $(67,181,153). Our life segment loss for the year ended December 31, 2003 reflects charges for recaptures of life reinsurance agreements of approximately $60,510,000. These charges reflect net costs of approximately $60,510,000 due to the recapture of our 50% quota share reinsurance agreement with XL Life, the recapture cost of our MetLife agreement of approximately $3,540,000 and the cost of recapture transactions completed with 22 additional ceding companies totaling approximately $45,290,000 in the aggregate.

     In addition to the recapture costs described above, we experienced losses during 2003 amounting to approximately $20,157,000 on the life reinsurance agreements recaptured during the year. This includes a loss of approximately $6,379,000 for our contract with MetLife and a loss of approximately $6,082,000 for our 50% quota share treaty with XL Life. The remaining life business recaptured in 2003 generated approximately $7,696,000 in losses.

     We experienced losses during 2003 aggregating approximately $5,980,000 on our remaining life reinsurance agreements. Operating expenses allocated to the life segment exceeded allocated investment income by approximately $3,790,000 in 2003.

     Life segment revenues declined 53% to $166,333,033 for the year ended December 31, 2003, as compared with $352,183,178 for the year ended December 31, 2002. The revenue decline was primarily related to a 52% reduction in life premium revenue to approximately $160,415,700 for the year ended December 31, 2003, as compared to approximately $333,181,000 for 2002. The decline reflects our reduced levels of life reinsurance in force as a result of novation of five reinsurance agreements at December 31, 2002 and numerous recaptures of life reinsurance agreements during 2003. We anticipate further declines in segment revenue during 2004, relative to prior periods, as the full impact of all recapture activity flows through 2004 revenues. In addition, net investment income attributable to the life segment for 2003 decreased approximately $13,400,000, as compared with 2002, reflecting a significant reduction in invested assets in the segment and lower asset yields.

     Life segment policy benefits and expenses for the year ended December 31, 2003 declined 39% to $256,769,309 from $419,364,331 for the year ended December 31, 2002. The absolute declines in claim and policy benefits in 2003 were the result of the significant reduction of life insurance in force from $117.5 billion at December 31, 2002 to approximately $17.5 billion at December 31, 2003. Claims and policy benefits for 2003 related to agreements that were recaptured in 2003 were $103,586,000. The recaptures of life reinsurance agreements during 2003 will reduce claims and policy benefits in 2004, but may increase volatility in the level of claims and policy benefits as a percentage of premiums.

     Annuity Segment. Our annuity segment contains the majority of our assets. Our annuity segment loss for the twelve months ended December 31, 2003 was $(44,370,938) compared to a segment loss for the twelve months ended December 31, 2002 of $(78,246,399). The 2003 loss includes Hartford Life’s recapture of its GMDB reinsurance agreement, which generated a $20,400,000 loss, a net charge of approximately $5,020,000 related to the termination of our annuity reinsurance agreement with Ohio National, a net cost of $4,900,000 from the recapture of three smaller annuity contracts, losses of $4,687,000 on annuity reinsurance agreements terminated or recaptured during 2003, a $1,934,000 loss under our GMDB/GMIB contract with CIGNA, as well as a loss of $3,067,000 on our annuity reinsurance agreement with Transamerica. Operating expenses allocated to the annuity segment exceeded allocated investment income by approximately $4,565,000 in 2003.

     Our annuity reinsurance contract with Transamerica is our largest annuity reinsurance contract and represented approximately $604 million, or approximately 91% of our Funds withheld at interest receivable related to our annuity reinsurance agreements as of December 31, 2003. We amortized approximately $17,400,000 of deferred acquisition costs associated with the contract during the year ended December 31, 2003, of which $10,000,000 was a result of our deemed recovery of minimum interest guarantee payments in connection with the comprehensive settlement with XL Life. In 2002, we wrote down deferred acquisition costs on our Transamerica contract by approximately $27,474,000. This write down was the result of higher than expected surrender rates on the policies underlying our reinsurance agreement with Transamerica, and our reduced estimate of expected gross profits under the contract in future periods due to expected minimum interest guarantee payments.

     During 2003, we decreased our reserves associated with variable annuity reinsurance products by $7,400,000, bringing our total carried reserve for these products to $11,000,000 at December 31, 2003. The decrease was a direct result of the recapture by Hartford Life in the second quarter of 2003 of its agreement with us, which was previously our largest variable annuity agreement. These reserves are for expected claim payments in excess of expected future premiums associated with our GMDB/GMIB agreement with CIGNA.

     Annuity segment revenue for the year ended December 31, 2003 declined 34% to $52,122,419 from $78,427,733 for the year ended December 31, 2002. This decline is due to reduced investment income, lower surrender fees, and lower policy premiums, partially offset by the favorable change in the fair value of embedded derivatives during 2003 of $16,692,688 as compared to a loss of $25,846,110 for year ended December 31, 2002.

     The net unrealized gain on our embedded derivatives during the year ended December 31, 2003 was approximately $16,693,000 and largely reflects the reversal of previously reported losses caused by the termination of our annuity reinsurance agreement with Ohio National and certain of other annuity reinsurance agreements during the year, including our annuity reinsurance agreements with an affiliate of XL Life. This gain was partially offset by a related increase in the amortization of deferred acquisition costs of approximately $6,954,000. The segment loss for 2002 includes a net loss on embedded derivatives of approximately $17,400,000, which is net of a related reduction in the amortization of deferred acquisition costs of approximately $8,274,000.

     Policy benefits and expenses for the annuity segment decreased 38% to approximately $96,493,357 for the year ended December 31, 2003, compared to $156,674,132 for the year ended December 31, 2002. The primary components of these expenses are interest credited to policyholders, payments for minimum interest guarantees, payments and reserve changes for minimum guarantees associated with variable annuity contracts and write downs and amortization of deferred acquisition costs. As a result of a smaller base of policyholders, improved investment returns and lower lapse rates on the Transamerica annuity reinsurance agreement, LMIG payments under the contract declined from approximately $26,760,000 for 2002 to approximately $16,120,000 for 2003, a decrease of approximately $10,640,000. The remainder of the decline in policy benefits and expenses is due the recapture of our second largest annuity agreement with Ohio National in the first quarter of the year, and several of other annuity reinsurance agreements during the year, partially offset by the cost of recapture of our guaranteed minimum death benefit agreement with Hartford Life and losses on our GMDB/GMIB contract with CIGNA.

     Corporate Segment. The corporate segment includes all capital gains and losses from our invested assets, investment income on undeployed invested assets, and a proportionate share of operating expenses based upon how stockholders’ equity is deployed to the life and annuity segments. As a result, the corporate segment, while small relative to the Company’s total activity, will likely have volatile results. For the year ended December 31, 2003 segment income declined to $2,651,630 from $16,540,267 for the year ended December 31, 2002, primarily as a result of net realized investment gains declining to $6,406,587 for the year ended December 31, 2003, as compared to $19,749,266 for the year 2002. The year ended December 31, 2002 includes $5,210,000 of capital raising costs, which did not recur in 2003.

Pro Forma Effect of Recaptures and Terminations

     During 2003, we recaptured or terminated a significant amount of our reinsurance business whether measured by number of agreements, revenues or exposure. Our consolidated statement of operations for the year ended December 31, 2003 included in this report reflects revenues and expenses from each recaptured or terminated agreement from January 1, 2003 through the effective date of its recapture or termination, as well as the cost of its recapture or termination. We expect that our statement of operations will be substantially different in 2004 and subsequent as a result of these recapture and termination transactions. Accordingly, we have prepared the pro forma statement of operations presented below to assist you in understanding the operating results generated in 2003 by our remaining book of business. The pro forma statement of operations adjusts the reported consolidated statement of operations by assuming that (1) all of the recapture and termination transactions that occurred during 2003 occurred on January 1, 2003 (which removes from reported net (loss) actual performance for each agreement through its recapture or termination date), and (2) there was no gain or loss from the recapture or termination transactions. No attempt is made to estimate the impact of the aforementioned adjustments on cash flow for the period or related net investment income, nor on operating expenses. The full effect of the recapture and termination transactions is reflected in our consolidated balance sheet as of December 31, 2003, and, consequently, no adjustments are required to highlight the impact of these recapture and termination transactions on our consolidated balance sheet.

     The following pro forma figures should not be considered indicative of our expected results of operations in 2004. For a discussion of certain factors that could materially and adversely affect our operations, please see —Forward-Looking Statements above.

Annuity and Life Re (Holdings), Ltd.
Pro Forma Consolidated Statement of Operations
for the Year Ended December 31, 2003
(Unaudited and in U.S. Dollars)

	Reported	Adjustments (1)	Pro Forma

Revenues
Net premiums	$166,972,840	$103,876,148	$63,096,692
Investment income, net of related expenses	29,042,223	4,776,844	24,265,379
Net realized investment gains	6,406,587	—	6,406,587
Net change in fair value of embedded derivatives	16,692,688	12,322,688	4,370,000
Surrender fees and other revenues	7,297,015	(943,955)	8,240,970

Total Revenues	$226,411,353	$120,031,725	$106,379,628

Benefits and Expenses
Claims and policy benefits	$198,002,905	$143,178,971	$54,823,934
Interest credited to interest sensitive products	13,980,723	6,595,271	7,385,452
Policy acquisition costs and other insurance expenses	128,549,288	85,930,720	42,618,568
Operating expenses	18,034,021	—	18,034,021

Total Benefits and Expenses	358,566,937	235,704,962	122,861,975

Net (Loss)	$(132,155,584)	$(115,673,237)	$(16,482,347)

Net (loss) per common share:
Basic	$(5.11)	$(4.47)	$(0.64)
Diluted	$(5.11)	$(4.47)	$(0.64)

(1)	To reflect the recapture and termination of life and annuity reinsurance agreements with 29 ceding companies during the year ended December 31, 2003. Adjustments include amounts for revenues and expenses associated with the recaptured and terminated agreements from January 1, 2003 through their respective date of recapture or termination, as well as write downs of deferred acquisition costs and cash payments made to cedents, net of reserve releases, in connection with the recaptures and terminations.

Financial Condition

     Investments

     Our invested assets, including cash and cash equivalents, had an aggregate fair value of approximately $197,880,755, including unrealized gains of $1,840,849, at December 31, 2003 as compared with $306,346,337 at December 31, 2002. Virtually all of our cash and investments are posted as collateral to secure our obligations under reinsurance agreements and letter of credit facilities or are required to maintain the statutory capital and surplus requirements of our U.S. operating subsidiary. The decline in our invested assets during 2003 was primarily the result of claim payments on recaptured or terminated reinsurance agreements and unearned premium payments made to affect those recaptures. At December 31, 2003, unrealized gains totaled $1,840,849, as compared to $6,162,525 at December 31, 2002. At December 31, 2003 and 2002, the weighted average duration of the fixed income securities included in our invested assets was 3.9 and 3.8 years, respectively, and the weighted average investment quality rating was “AA” at the end of each period.

     Our investments are governed by investment guidelines established and approved by our Board of Directors. Our investment objectives are to achieve above average risk-adjusted total returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity in our portfolio and match the cash flows of our investments to our related insurance liabilities. Our investment guidelines require our overall fixed income portfolio to maintain a minimum weighted average credit quality of “A”

and currently prohibit us from investing in fixed income securities that are rated below investment grade at the time of purchase. In 2004, we may begin to make limited investments in securities that are rated below investment grade or unrated at the time of their purchase. While any investment carries some risk, the risks associated with lower-rated securities generally are greater than the risks associated with investment grade securities. A fixed income security rated “A” by Standard & Poor’s is considered to be somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than higher-rated issuers; however, the issuer’s capacity to meet its financial commitment on the security is still considered to be strong. We currently do not invest in any fixed income securities in emerging markets or securities that are not rated by a major rating agency.

     We terminated our investment management agreement with Alliance Capital Management Corporation effective September 30, 2003 and Prudential Investment Corporation became the sole advisor to our investment portfolio effective October 1, 2003. The termination of our agreement with Alliance was solely an effort by us to manage costs and was not the result of performance. Our management agreement with Prudential may be terminated by either party with 45 days notice. Our Board of Directors periodically reviews the performance of Prudential and the fees associated with this arrangement.

     We do not engage in trading activities to generate realized investment gains and, thus, do not have a trading portfolio. However, we evaluate the desirability of continuing to hold a security when market conditions, creditworthiness or other measurement factors change. These changes may relate to a change in the credit risk of an issuer and a decision to sell may be made to avoid further declines in realizable value. Securities also may be sold prior to maturity to provide liquidity, as was the case in 2003. As a result, our securities are classified as “available for sale” and are carried at fair value on our balance sheet.

     At both December 31, 2003 and 2002, less than 1% of our fixed income securities consisted of below investment grade securities. The fair value of such investments varies depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer. As noted above, our investment guidelines require our overall fixed income portfolio to maintain a minimum weighted average credit quality of “A” and prohibit us from investing in fixed income securities that are rated below investment grade at the time of purchase. We monitor the creditworthiness of the portfolio as a whole, and when the fair market value of a security declines for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its fair value. At December 31, 2003, there were no impaired securities in our portfolio. At December 31, 2002, there was one impaired security in our portfolio, which was written down in 2002 by $900,000 to its fair value. This security was subsequently sold in the first quarter of 2003 for more than its revised carrying value.

     At December 31, 2003, mortgage backed securities represented approximately 11% of our invested assets, including cash and cash equivalents, as compared with approximately 10% at December 31, 2002. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage-backed securities include collateralized mortgage obligations (“CMO’s”) and mortgage backed pass-through securities. Mortgage backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in agency mortgage backed securities. Our mortgage backed securities portfolio had a weighted average investment quality rating of “AAA” at both December 31, 2003 and 2002.

     At both December 31, 2003 and 2002, approximately 7% of our mortgage backed investment portfolio consisted of securities with planned repayment schedules. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches of the CMO.

     Our results of operations and our financial condition are significantly affected by the performance of our investments and by changes in interest rates. During a period of declining interest rates, if our investments are prematurely sold, called, prepaid or redeemed, we may be unable to reinvest the proceeds in securities of equivalent risk with comparable rates of return. During a period of rising interest rates, the fair value of our invested assets could decline. In addition, rising interest rates could also cause disintermediation, which in turn could cause us to sell investments at prices and times when the fair values of such investments are less than their amortized cost. We believe that our traditional life insurance liabilities are not highly interest rate sensitive and, therefore, the effects of fluctuating interest rates on these liabilities are not significant. For interest sensitive liabilities, we are primarily dependent upon asset/ liability matching or other strategies to minimize the impact of changes in interest rates. If we do not appropriately match our asset management strategy to our obligations, we could sustain losses. We may use interest rate swaps and other financial instruments as tools to mitigate the effects of asset/liability mismatches or the effect of interest rate changes on our balance sheet, particularly if we develop new products that require the use of hedging strategies to manage risk. In general, however, we do not hedge our investment risk. Our results of operations are also significantly affected by the performance of assets held and managed by our ceding companies or others under modified coinsurance and coinsurance funds withheld arrangements, as discussed below under —Funds Withheld at Interest.

     The following table summarizes the investment results of our invested assets for the periods indicated:

Investment Results

	Twelve Months Ended December 31,
	2003	2002	2001

	(Dollars in thousands)
Total invested assets, including cash and equivalents (1)	$197,881	$306,346	$423,780
Investment income, net of related expenses	$5,924	$25,931	$20,165
Effective yield rate (2)	2.53%	5.28%	5.74%
Realized investment gains	$6,407	$19,749	$1,230

(1) Fair value at the end of the indicated period.

(2) The effective yield rate equals (i) net investment income divided by (ii) the average of total adjusted invested assets (fixed maturities at amortized cost, including assets on deposit with reinsurers) at the end of each calendar quarter included in the indicated period.

   Funds Withheld at Interest

     As of December 31, 2003, our cedents had approximately $667.8 million in assets that were held and managed by or for them under our modified coinsurance and coinsurance funds withheld arrangements. The largest portion of the funds withheld by our cedents at December 31, 2003, which amounted to approximately $663 million, is related to our modified coinsurance annuity reinsurance agreements.

     Our remaining two annuity reinsurance agreements cover individual single premium deferred annuity policies and are structured as modified coinsurance arrangements. In this type of arrangement, the ceding company invests the premiums received from policyholders or engages an investment manager to do so, credits interest to policyholders’ accounts, processes surrenders and engages in other administrative activities. The ceding company is also required to carry reserves for these annuity policies based upon certain statutory rules in the state in which the ceding company is domiciled. The underlying investments purchased with the premiums received from policyholders support these statutory reserves.

     Historically, when a ceding company enters into an annuity reinsurance contract structured as a modified coinsurance arrangement with us, a portion of the ceding company’s liability to the policyholders is ceded to us. Our remaining modified coinsurance arrangements are on a quota share basis, so the portion that is ceded to us is a fixed percentage of the liabilities arising from the underlying policies. Our share of the ceding company’s liability is included on our balance sheet as “Interest sensitive contracts liabilities.” However, unlike other reinsurance arrangements in which we receive cash or investments as consideration for assuming a portion of the ceding company’s liability, under these types of arrangements, we have established a receivable called “Funds withheld at interest” that is equal to our fixed portion of the statutory reserves carried by the ceding company. We are allocated our share of the investment income and realized capital gains and losses that arise from the securities in the investment portfolio underlying the statutory reserve.

     At December 31, 2003, our Funds withheld at interest receivable related to our remaining annuity reinsurance contracts had a carrying value of approximately $663 million. Our contract with Transamerica accounted for approximately 91% of our Funds withheld at interest receivable related to our annuity reinsurance agreements as of that date. At December 31, 2003, the assets held and managed by our ceding companies were invested in convertible bonds and fixed income securities having a weighted average credit quality of “A-” and a weighted average duration of 5.9 years. In addition, at December 31, 2003 approximately 5.5% of such assets were invested in below investment grade securities. The average yield rates earned on the assets held and managed by our ceding companies was approximately 2.68% for the year ended December 31, 2003. The average yield rate earned on the invested premiums funding our annuity obligations to Transamerica was approximately 2.24% for the year ended December 31, 2003. The average yield rate earned on the invested premiums funding our annuity obligations for the other annuity reinsurance agreement was approximately 5.28% for the year ended December 31, 2003. For purposes of calculating the average yield rate earned on assets held and managed by our ceding companies, including Transamerica, we only include net realized capital gains and losses as reported to us through our settlements with our ceding companies. For more information regarding the performance of the assets held and managed by Transamerica, see — Transamerica. As noted elsewhere in this report, on February 14, 2003, we terminated our annuity reinsurance contract with Ohio National, and as a result the aforementioned yields exclude the yield earned on invested premiums that funded our obligations under the Ohio National reinsurance contract.

     The performance of the assets held and managed by our ceding companies depends to a great extent on the ability of the ceding company and its investment managers to make appropriate investments consistent with their investment guidelines. If these assets do not achieve investment returns sufficient to meet our obligations on the underlying policies, we could experience unexpected losses, as has happened under our annuity reinsurance agreement with Transamerica, where the minimum interest guarantees on the underlying policies have exceeded the underlying policyholder account values due to poor investment performance, and we have been forced to fund our proportionate share of the shortfall.

     Our policy has been to seek counterparties for our annuity reinsurance treaties that have strong financial strength and credit ratings. Although such ratings are assigned by independent ratings agencies and are generally regarded as reliable, there can be no assurance that they accurately reflect the financial condition of any of our counterparties. At December 31, 2003, approximately $604 million of our Funds withheld at interest receivable and $602 million of our Interest sensitive contracts liability related to our reinsurance contract with Transamerica, which is a retrocessional reinsurance arrangement covering policies issued by IL Annuity. Transamerica’s agreement with IL Annuity and Insurance Company is also structured on a modified coinsurance basis, so IL Annuity maintains ownership and control of the assets supporting our obligations to Transamerica. As of December 31, 2003, IL Annuity has financial strength or claims paying ratings of “BB+” from Standard & Poor’s. As of February 28, 2004, Transamerica has financial strength or claims paying ratings of “A+,” “AA,” “Aa3” and “AA+” (with a negative outlook) from A.M. Best, Standard & Poor’s, Moody’s Ratings and Fitch Ratings, respectively.

     Under the terms of our annuity reinsurance treaties, mutual debts and credits are offset between the counterparties to each treaty and ourselves as part of a monthly net settlement process. The terms of our annuity reinsurance treaties and applicable state insurance insolvency laws also allow us to offset mutual debts and credits between us and the counterparties to each treaty in the event of a counterparty’s insolvency. Therefore, if such counterparty were to become insolvent, we are entitled to offset our Funds withheld at interest receivable against our Interest sensitive contracts liabilities to such counterparty. Separate financial statements for our ceding companies are not included in this report as information related to the financial condition or results of operations of those companies is not meaningful to our investors because we do not have any material counterparty risk to those companies. In addition, we do not want our investors to improperly conclude that the financial statements of our ceding companies provide information relevant to an assessment of our own financial condition or results of operations. Further, although we have little, if any, control over the specific investment decisions of our ceding companies (or their investment advisors), the assets supporting our annuity obligations under our reinsurance contracts are generally held and managed by or on behalf of our ceding companies in accordance with investment guidelines set forth in the reinsurance agreements or the underlying insurance policies. Therefore, information regarding the investment policies, strategies or results for the total general account assets of such companies presented in their financial statements is not meaningful to our investors in analyzing the investment risk related to the actual assets managed by those companies or their investment advisors that fund our annuity obligations under our reinsurance contracts. However, information regarding the types, ratings and maturities of the securities that fund our annuity obligations to Transamerica is presented below to assist our investors. In addition, we have provided information regarding the investment objectives and guidelines followed with respect to the investment of the assets supporting our obligations under that contract.

Transamerica

     Our annuity reinsurance contract with Transamerica is our largest annuity reinsurance contract and, as of December 31, 2003, approximately $604 million, or 90%, of our Funds withheld at interest receivable, approximately $602 million, or 90%, of our Interest sensitive contracts liability, and approximately $33 million of the deferred acquisition costs on our balance sheet related to this contract. As a result of the changes to our remaining book of business, especially the termination of our annuity reinsurance contract with Ohio National in February 2003, we expect that the assets and liabilities associated with the Transamerica contract will continue to represent a significant portion of our total assets and liabilities in future periods. We do not expect the Transamerica contract to generate significant net income in future periods. The amount of deferred acquisition costs we record as an asset on our balance sheet related to the Transamerica contract is based on a series of assumptions related to the investment performance of the assets supporting our liabilities under the contract, as well as future lapse rates for the underlying policies. These assumed lapse rates include assumptions regarding future full surrenders, partial withdrawals, annuitizations and policyholder deaths. While we believe the investment and lapse estimates to be reasonable, they are estimates of future events and we cannot assure you that they will prove to be accurate. If such assumptions turn out to be inaccurate, we could be required to write off additional deferred acquisition costs, which would have a significant adverse impact on our net income in future periods.

     The assets funding the policyholder obligations under the Transamerica contract have an average credit quality of “A-” and an average duration of 6.1 years. The contract is a retrocessional arrangement covering VisionMark fixed annuity products issued by IL Annuity, the primary insurance company. The assets underlying the Transamerica contract are managed by AmerUS Capital Management, the investment manager appointed by IL Annuity, which has invested approximately 64% of the premiums paid in connection with the underlying policies in investment grade convertible bonds, and has invested the remaining premiums in investment grade bonds, high yield bonds and mortgage backed securities. While convertible bonds would typically be expected to produce lower investment income than other fixed income securities, convertible bonds provide the potential for higher total returns through the underlying equity component of the bonds, which are passed on to VisionMark policyholders through the total return adjustment upon surrender of the policies. As with the holders of other single premium deferred annuity policies, a VisionMark policyholder is guaranteed a return of premiums paid plus a guaranteed minimum interest rate of 3% to 3.5% per annum over the life of the policy. For the years ended December 31, 2001, 2002 and 2003, we paid approximately $13,500,000, $26,760,000 and $16,120,000, respectively, under our annuity reinsurance contract with Transamerica to cover our proportionate share of the shortfall that arose because investment returns on the assets related to these policies were not sufficient to fund the minimum interest guarantees for surrendered policies.

     The Transamerica contract differs significantly from the other annuity contract we reinsure in that the annuity products reinsured under the contract allow policyholders to select an “investment strategy” that then determines the crediting rate that IL Annuity guarantees the policyholders. The four “investment strategies” available to the policyholder are (1) convertible bonds, (2) high yield bonds, (3) investment grade bonds, and (4) a guaranteed one year strategy. While IL Annuity is not obligated to invest the premiums funding these policyholder obligations consistent with the policyholder’s selection of an “investment strategy,” it has historically done so. The credited interest rates on the policies are established at the discretion of IL Annuity, subject to the lifetime minimum guaranteed interest rate required under state law, and we have no influence over the credited rates established. Historically, the credited rates have been established on an annual basis on each policy’s anniversary for each “investment strategy.” These credited rates reflect the yield on assets then supporting the investment strategy less IL Annuity’s targeted gross margin. The invested premiums are held as part of IL Annuity’s general account, but are managed separately. In the event of IL Annuity’s insolvency, any claim that Transamerica, as reinsurer, might have to these invested premiums would likely be treated as the claim of an unsecured general creditor. We, as retrocessionaire, would, in turn, have an unsecured contract claim against Transamerica for our proportionate share of the premiums. Nonetheless, our annuity reinsurance agreement with Transamerica and applicable state insurance insolvency law would entitle us to offset our obligation to pay our proportionate share of policyholder claims against the Funds withheld at interest receivable owed to us by Transamerica.

     As noted in the table below, at December 31, 2003, approximately 64% of the premiums held and managed by IL Annuity were invested in convertible bonds, with the remaining 36% in fixed income securities. The value of convertible bonds is a function of their investment value (determined by comparing their yield with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and their conversion value (their market value if converted into the underlying common stock). The investment value of convertible bonds is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline, and by the credit standing of the issuer and other factors. The conversion value of convertible bonds is determined by the market price of the underlying common stock. If the conversion value is above the market value of the underlying common stock, the price of the convertible bonds is governed principally by their investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible bonds will be increasingly influenced by their conversion value. Consequently, the value of convertible bonds may be influenced by changes in the equity markets. The Transamerica portfolio also includes investment grade and below investment grade fixed income securities. The risks of investing in these securities are similar to those described above with respect to our own investments, except that the assets held and managed by Transamerica include a greater percentage of below investment grade fixed income securities, which are subject to a higher degree of credit risk than investment grade securities.

     According to data provided to us by Transamerica, at December 31, 2003 the assets held by IL Annuity and managed by AmerUS Capital were comprised of the following:

			% of Total
Type of Security	Book Value(1)	Market Value	Market Value

Investment grade convertible bonds	$386,145,029	$393,162,573	63.9%
Investment grade U.S. corporate bonds	121,646,012	124,517,264	20.2%
Below investment grade U.S corporate bonds	32,614,780	34,322,321	5.6%
Mortgage securities	24,486,953	24,484,460	4.0%
Short term securities	38,886,109	38,590,527	6.3%

Total invested assets	$603,778,883	$615,077,145	100%

Accrued investment income		4,379,880

Total market value, including accrued investment income		$619,457,025

(1)	Book values are statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with Transamerica. We believe this presents a better understanding of potential future returns and cash flows under the contract.

     According to data provided to us by Transamerica, at December 31, 2003 the credit ratings of the assets (excluding accrued investment income) held by IL Annuity and managed by AmerUS Capital were approximately as follows:

			% of Total
Ratings (1)	Book Value (2)	Market Value	Market Value

AAA	$81,985,485	$81,291,961	13.2%
AA	39,401,136	39,820,004	6.5%
A	162,699,741	163,011,078	26.5%
BBB	285,726,549	295,308,347	48.0%
BB and below	33,965,972	35,645,755	5.8%

Total invested assets	$603,778,883	$615,077,145	100.0%

Accrued investment income		$4,379,880
Total market value, including accrued investment income		$619,457,025

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on equivalent rating assigned by the National Association of Insurance Commissioners.

(2)	Book values are statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with Transamerica. We believe this presents a better understanding of potential future returns and cash flows under the contract.

     According to data provided to us by Transamerica, at December 31, 2003 the maturity distribution of the assets held by IL Annuity and managed by AmerUS Capital was approximately as follows:

			% of Total
Maturity	Book Value (1)	Market Value	Book Value

Within one year	$18,671,983	$18,758,652	3.0%
From one to five years	96,235,464	100,006,395	16.3%
From six to ten years	134,301,355	138,517,211	22.5%
More than ten years	354,570,081	357,794,887	58.2%

Total all years	$603,778,883	$615,077,145	100.0%

(1)	Book values are statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with Transamerica. We believe this presents a better understanding of potential future returns and cash flows under the contract.

     The investment objectives and general guidelines for each of IL Annuity’s “investment strategies” that may be selected by policyholders are as follows:

     The Convertible Bond Strategy represented 65% of the assets under management as of December 31, 2003. These assets are invested with the primary objective of maximizing total return from investments made in investment grade bonds and investment grade convertible bond securities. The strategy is limited primarily to investment grade convertible bonds of companies having an issue size of $100 million or more, although some investments in short-term money market instruments and U.S. government obligations are permitted as deemed appropriate. No more than 5% of the assets invested pursuant to the strategy may be invested in convertible preferred stock, and generally no more than 2% of the assets can be invested in non-investment grade convertible securities. No single corporate issuer at purchase may exceed the greater of $2 million or 10% of the total assets invested pursuant to the strategy. During 2003, this strategy’s total investment return was 10.36%.

     The Investment Grade Bond Strategy represented 16% of the assets under management as of December 31, 2003. These assets are heavily weighted towards securities rated “BBB” or better, and all securities must be dollar denominated and reasonably liquid. Non-investment grade or derivative securities are not permitted investments under the strategy. No more than the greater of $2 million or 5% of the assets invested pursuant to the strategy may be invested in the securities of a single corporate issuer, and the allocation of invested assets to any sector of the corporate bond market may not exceed the greater of twice the market weight of that sector or 10% of the assets invested pursuant to the strategy. During 2003, this strategy’s total investment return was 4.53%.

     The High Yield Bond Strategy represented 6% of the assets under management as of December 31, 2003. These assets are invested with the primary objective to maximize total return through fixed income or high yielding securities. At least 80% of the assets are to be invested in securities that have been assigned a designation of 2, 3 or 4 by the National Association of Insurance Commissioners. No more than 10% of the assets invested pursuant to the strategy may be invested in non-rated or lower rated (“CCC” and lower) investments. No more than the greater of $2 million or 5% of the assets invested pursuant to the strategy may be invested in any single security, and investments in any one sector may not exceed the greater of 10% of the assets invested pursuant to the strategy or the market weight of such industry. The NAIC assigns designations to obligations that range from 1 to 6, with a designation of 1 being assigned to obligations of the highest quality and a designation of 6 being assigned to obligations that are in or near default. An obligation assigned an NAIC designation of 2 is considered by NAIC to be of high quality, having low credit risk and an issuer with a reasonably stable credit profile. An obligation assigned an NAIC designation of 3 is considered by NAIC to be of medium quality, with intermediate credit risk and an issuer having a credit profile with elements of instability. An obligation assigned an NAIC designation of 4 is considered by NAIC to be of low quality, with high credit risk and an issuer with a volatile credit profile. An obligation rated “CCC” by Standard & Poor’s is considered by Standard & Poor’s to be vulnerable to nonpayment and is dependent upon favorable business, financial and economic conditions for the obligor to meet its financial commitment on the obligation. During 2003, this strategy’s total investment return was 16.13%.

     The Guaranteed One Year Strategy represented 13% of the assets under management as of December 31, 2003. These assets are invested with the primary objectives of risk management and return through securities offering a combination of high current income and capital appreciation. The assets are to be invested primarily in government and public bonds, although limited investments in mortgage backed or equity related securities are permitted. The average credit quality of the securities in which the assets are invested is to be “A-” or better, with each security purchased having a minimum quality of at least “BBB-” or better from both Moody’s and Standard & Poor’s. No more than 20% of the assets invested pursuant to the strategy may be invested in any single security (other than direct or guaranteed obligations of the U.S. government), and no more than 25% of the assets invested pursuant to the strategy may be invested in any one industry. In addition, no more than 5% of the assets invested pursuant to the strategy may be invested with any single non-government issuer.

Other Annuity Reinsurance Contract

     At December 31, 2003, we had one other annuity reinsurance contract. At December 31, 2003, the assets funding the policyholder obligations under this contract had an average credit quality of “A” and an average duration of approximately 3.95 years.

     According to information provided by the ceding company under this annuity reinsurance contract, at December 31, 2003 the assets held and managed by this ceding company were comprised of the following:

			% of Total
Type of Security	Book Value (1)	Market Value	Market Value

Investment grade US corporate bonds	$55,408,690	$58,526,123	82.7%
Mortgage backed securities	6,725,658	7,277,199	10.3%
Short-term securities	2,942,006	2,942,006	4.2%
Below Investment grade bonds	2,051,213	2,055,309	2.9%

Total invested assets	$67,127,567	$70,800,637	100.0%

Accrued investment income		993,863

Total market value, including accrued investment income		$71,794,500

(1)	Book values are statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with the ceding company under the contract. We believe this presents a better understanding of potential future returns and cash flows under the contract.

     According to information provided by the ceding company under this annuity reinsurance contract, at December 31, 2003 the credit ratings of the invested premiums of the assets (excluding accrued investment income) held and managed by the ceding company were approximately as follows:

			% of Total
Ratings (1)	Book Value (2)	Market Value	Market Value

AAA	$5,791,861	$5,763,192	8.1%
AA	3,619,828	3,770,682	5.3%
A	22,237,743	23,621,373	33.4%
BBB	33,342,280	35,526,600	50.2%
BB and below	2,135,855	2,118,790	3.0%

Total invested assets	$67,127,567	$70,800,637	100.0%

Accrued investment income		993,863

Total market value, including accrued investment income		$71,794,500

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on equivalent rating assigned by the National Association of Insurance Commissioners.

(2)	Book values are statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with the ceding company under the contract. We believe this presents a better understanding of potential future returns and cash flows under the contract

     According to information provided by the ceding company under this annuity reinsurance contract, at December 31, 2003 the maturity distribution of the assets held and managed by the ceding company was approximately as follows:

			% of Total
Maturity	Book Value (1)	Market Value	Book Value

Within one year	$10,452,654	$10,619,890	15.0%
From one to five years	22,352,420	24,069,159	34.0%
From six to ten years	27,342,225	28,853,502	40.8%
More than ten years	6,980,268	7,258,086	10.2%

Total all years	$67,127,567	$70,800,637	100.0%

(1)	Book values are those statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with the ceding company under the contract. We believe this presents a better understanding of potential future returns and cash flows under the contract

Off Balance Sheet Arrangements

     We have no material off balance sheet arrangements.

Contractual Obligations and Commitments

     The following table shows our contractual obligations and commitments including our payments due by period:

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Operating Leases	$322,720	$289,340	—	—	$612,060

     We lease office space in Bermuda and the United States; these leases expire in March 2006 and April 2005, respectively.

     The preceding table does not include any obligations under our annuity and life reinsurance agreements.

Liquidity and Capital Resources

     Our liquidity and capital resources are a measure of our overall financial strength and our ability to generate cash flows from our operations to meet our operating and growth needs. Our principal sources of funds are premiums received, net investment income, proceeds from investments called, redeemed or sold, and cash and short-term investments. The principal obligations and uses of the funds are to post collateral for the statutory reserves ceded to us by U.S. based insurers and reinsurers, the payment of policy benefits, acquisition and operating expenses, and the purchase of investments. For the twelve months ended December 31, 2003, we utilized $112,176,985 of our cash and cash equivalents to fund our operating activities, as compared with utilizing $33,187,656 for the twelve months ended December 31, 2002. The utilization of our cash and cash equivalents during 2003 was primarily the result of claim payments on recaptured or terminated reinsurance agreements and the repayment of unearned premiums to effect the recaptures and terminations.

     Under the terms of our reinsurance agreements, we are required to provide letters of credit or fund trust accounts with liquid assets to satisfy the collateral requirements of our cedents. At December 31, 2003 and 2002, letters of credit totaling $54,000,000 and $174,000,000, respectively, had been issued in the ordinary course of our business by our bankers in favor of certain ceding insurance companies (including our U.S. operating subsidiary) to provide security and meet regulatory requirements. At December 31, 2003 and 2002, cash and investments of approximately $56,000,000 and $115,000,000, respectively, were pledged as collateral for letters of credit. At December 31, 2003 and 2002, cash and investments of $96,000,000 and $125,000,000, respectively, were held in trust for the benefit of certain of our ceding insurance companies to provide security and to meet regulatory requirements.

     We have two reinsurance operating subsidiaries, the largest of which is based in and operates out of Bermuda. Our other reinsurance operating subsidiary is based in and operates out of the United States. Our Bermuda operating subsidiary reinsures a large portion of the reinsurance business written by our U.S. operating subsidiary. The primary purpose of this reinsurance is to provide underwriting capacity to our U.S. operating subsidiary so that it can compete in its market place. Our Bermuda operating subsidiary also has made capital infusions into our U.S. operating subsidiary to allow the U.S. operating company to maintain targeted statutory surplus levels and to provide cash and securities as collateral for the reinsurance cessions our U.S. operating subsidiary makes to our Bermuda operating subsidiary. At December 31, 2003, approximately $49,000,000 of our cash and cash equivalents and fixed income securities were held by our U.S. operating subsidiary and was not available to us or our Bermuda operating subsidiary to maintain its statutory capital and surplus or to fund liquidity or collateral needs.

     We did not have sufficient available cash and investments at December 31, 2002 to post as collateral to satisfy all of our obligations under certain of our reinsurance agreements. During 2003, we negotiated the termination or recapture of most of our reinsurance agreements. As a result of those terminations and recaptures and other actions taken by management, as of December 31, 2003 we had met all the collateral obligations of our remaining ceding companies with the exception of those asserted by CIGNA, the cedent under our only remaining GMDB/GMIB agreement. As of December 31, 2002, CIGNA asserted that we were required to post $59 million of collateral in addition to the $11 million of collateral we had previously provided. As of December 31, 2003, CIGNA was seeking $49 million of collateral in addition to the $11 million of collateral we had previously provided. We do not agree that the aggregate $60 million collateral requirement currently asserted by CIGNA is required to be posted. As a result, we have not posted any additional collateral for this agreement. If CIGNA’s asserted collateral requirement is valid, we do not have sufficient available cash and investments to satisfy CIGNA’s request. We are attempting to restructure the reinsurance agreement or otherwise meet or reduce CIGNA’s request for collateral. If these negotiations are unsuccessful, CIGNA could initiate arbitration or litigation proceedings against us. The specific relief sought and the outcome of any proceedings that CIGNA could initiate cannot be determined at this time. If we do not prevail in any such arbitration or litigation proceedings, it would have a material adverse effect on our financial condition and we may be required to liquidate our operations.

     Also in 2003, we instituted substantial premium rate increases on all of our non-guaranteed premium yearly renewable term agreements. MetLife, the cedent under our largest life reinsurance agreement, objected to the premium rate increase and demanded arbitration. On December 19, 2003, the panel in the arbitration proceeding ruled that our rate increase was valid effective as of May 5, 2003. As a result of the ruling, MetLife chose to recapture its reinsurance agreement. The impact of the ruling and MetLife’s recapture was to release funds we had previously posted as collateral under that agreement. We utilized a large portion of those funds to fully collateralize Citibank’s letter of credit facility with us and to pay Transamerica an amount that we believe was reasonably due to it as of October 31, 2003 after deducting $5.0 million for investment related expenses that we believe was owed to us by Transamerica. Transamerica is currently pursuing arbitration with us asserting that the $5.0 million offset is not justified and that we owe Transamerica that amount and interest on the amounts that Transamerica previously alleged were due.

     In addition to the discussions with Transamerica related to the alleged amounts owed to it, we have been attempting to engage Transamerica, and ultimately IL Annuity, the primary insurance company under the Transamerica agreement, in discussions aimed at improving the investment returns on the assets supporting that agreement and potentially redesigning the VisionMark product to reduce our minimum interest guarantee exposure. If we are not successful in convincing Transamerica and IL Annuity to restructure the portfolio and/or to redesign the product, we may incur additional write downs of deferred acquisition costs in the future.

     On November 20, 2002, the State of Connecticut Insurance Department and Annuity and Life Reassurance America entered into a letter agreement that acknowledged that the Department was monitoring the financial condition of Annuity and Life Reassurance America. The letter agreement required that certain financial transactions that Annuity and Life Reassurance America enters into, including disposal of assets, payment of dividends and settlement of inter-company balances with Annuity and Life Reassurance, be pre-approved by the Department. In addition, the Department had requested weekly reports from senior management of Annuity and Life Reassurance America on our status and any changes in the status of Annuity and Life Reassurance America. The letter agreement was in effect until March 1, 2004 and was not renewed by the Department. While the Department has withdrawn formal restrictions on the operations of our U.S. operating subsidiary, we have undertaken to keep the Department informed and involved in the future actions of all our companies.

     At December 31, 2003, our total capitalization, which consisted entirely of equity, was $135,172,579. On March 1, 2002, we filed a shelf registration statement on Form S-3 to register under the Securities Act of 1933, as amended, $200,000,000 of senior debt to be sold in one or more transactions on a delayed basis. We subsequently determined that we would not utilize the shelf registration and requested that the Securities and Exchange Commission withdraw the registration statement in March 2003.

     During 2001, our Board of Directors approved a share repurchase program of up to $25,000,000 of our common shares. While our Board has given us the flexibility to repurchase our common shares in the future if market conditions so dictate, at the present time we do not anticipate repurchasing any common shares.

     We have no material commitments for capital expenditures as of December 31, 2003, but as noted above, we would not be able to meet the collateral requirements asserted by CIGNA if they were deemed valid. In addition, since beginning our efforts in September 2002 we have been unable to raise capital that could be used to satisfy the asserted collateral requirements.

     We plan to continue to receive premiums and pay claims under our remaining reinsurance treaties; however, we are not currently underwriting any new treaties or accepting any new business from our existing treaties. We are currently exploring whether we can, should or will begin selling new insurance and reinsurance products in the future, but we cannot assure you that we will be able to successfully develop, underwrite or market any products currently being considered.

     There can be no assurance that we will be able to improve our operations and liquidity. If we are unable to reposition our investment portfolio to achieve a substantially higher yield within our investment guidelines, successfully defend against the pending purported shareholder class action suit, improve the performance of our reinsurance agreement with Transamerica and restructure our reinsurance agreement with CIGNA, we may not be able to meet our obligations in 2004. Our failure to achieve any one of the foregoing items could have a material adverse effect on our financial condition and results of operations. For a more detailed discussion of certain factors that could materially and adversely affect our financial condition and results of operations, please see — Forward-Looking Statements.

     Both we and our Bermuda operating subsidiary, Annuity and Life Reassurance, are required to comply with the provisions of the Bermuda Companies Act that regulate the payment of dividends and the making of distributions from contributed surplus. Neither we nor Annuity and Life Reassurance may declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (i) the relevant company is, or would be after the payment, unable to pay its liabilities as they become due; or (ii) the realizable value of the relevant company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. As of and since December 31, 2002, we have not declared a dividend to shareholders and we do not expect to declare or pay dividends to shareholders in the near future. The declaration and payment of future dividends to holders of our common shares will be at the discretion of our Board of Directors and will depend upon our earnings and financial condition, capital requirements of our subsidiaries, the ability of our operating subsidiaries to pay dividends to us, regulatory considerations and other factors the Board of Directors deems relevant. For a discussion of other factors affecting our ability to pay dividends, see Item 1. Business — Regulation and Results of Operations — Liquidity and Capital Resources and Note 15 to our consolidated financial statements included elsewhere in this report. We do not expect to declare or pay dividends in the near future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of December 31, 2003.

     On our general fixed-income portfolio, our major market risk exposure is changing interest rates, primarily in the United States. We have a portfolio of fixed income investments. Changes in interest rates will affect the fair value of our investments and may affect our operating results and financial condition. Interest rate risk is managed with effective maturity structures and with the application of duration management practices.

     We have no equity securities in our investment portfolio. We have significant market risk, including equity risk, from our largest annuity reinsurance contract and our combined guaranteed minimum death benefit and guaranteed minimum income benefit contract. We do not currently use derivative financial instruments such as futures and options to manage risk in our investment portfolio or assumed through our reinsurance agreements, although we may do so in the future. We manage other risks, including credit and liquidity, in the normal course of business. In managing credit risk, we establish overall quality and rating guidelines and place limits on credit exposure by issuer and industry to achieve appropriate diversification in the portfolio. We do not have a trading portfolio and are not exposed to market risk from trading activities.

     Our primary market risk exposures for the year ended December 31, 2003 have changed since the year ended December 31, 2002 as a result of a decrease in the amount of our invested assets and funds withheld. In addition, the recapture of our GMDB reinsurance agreement with Hartford Life has significantly decreased our market risk exposures. For example, the amount by which guaranteed death benefits exceeded related account values at December 31, 2002 was approximately $1.2 billon, but was approximately $133 million at December 31, 2003.

     The table below presents as of December 31, 2003 the amortized cost amounts and related weighted average interest rates by years of maturity for our investment portfolio. Mortgage backed securities are included in the table by anticipated year of maturity.

				Weighted
			Fixed	Average
Weighted Average	Cash and Cash	Weighted Average	Maturity	Interest
Interest Rates By Maturity	Equivalents	Interest Rate	Investments	Rate

	(dollars in thousands)
2004	$80,068	0.78%	$6,028	5.85%
2005			7,065	5.43%
2006			11,131	5.21%
2007			8,935	5.76%
2008			5,355	4.03%
Thereafter			77,080	4.64%

Total	$80,068	0.78%	$115,594

Fair value	$80,068		$117,812

     Sensitivity analysis and duration modeling are used to estimate changes in fair values of fixed income investments and the potential effects on operating earnings and cash flows resulting from possible near term changes in interest rates. The term “near term” means a period of time going forward up to one year from the date of our consolidated financial statements. Durations of fixed income investments are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income. Our duration model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model. The duration model produces a loss in fair value of the fixed income investments of approximately $4,556,000 based on a 100 basis point increase in interest rates as of December 31, 2003. Conversely, the model produces gains of similar amounts with a 100 basis point decrease in interest rates. Actual results may differ from the hypothetical change in fair values assumed in this disclosure, especially since the analysis does not and cannot reflect the results of any actions that would be taken by us to mitigate losses or to optimize gains in fair values.

     We believe that our life insurance liabilities are not highly interest rate sensitive as they arise from traditional reinsurance arrangements and, therefore, the effects of fluctuating interest rates on these liability cash flows are not significant. Our annuity reinsurance contracts are generally regarded as market and interest rate sensitive. The future earnings and cash flows of the annuity product line are primarily dependent on earning a spread (the difference between the interest earned on the supporting asset base and the rate credited to policyholders) and persistency of the underlying business. Our ceding companies, or their designated asset managers, manage all assets supporting our interest sensitive contracts liabilities. If these assets do not achieve investment returns at rates sufficient to meet our obligations on the underlying policies, we could experience unexpected losses. For example, under our annuity reinsurance agreement with Transamerica, the minimum interest guarantees on the underlying policies have exceeded the underlying policyholder account values due to poor investment performance, and we have been forced to fund our proportionate share of the shortfall out of our general assets, which has resulted in significant losses.

     In determining the level of our deferred acquisition costs relating to our Transamerica contract at December 31, 2003, we assumed future total returns on convertible bonds of 8.01% for 2004 and each year thereafter. Additionally, we assumed future average total returns of 6.24% for 2004 and each year thereafter for the other asset classes in which policyholder premiums have been invested. We also assumed a future lapse rate for the underlying policies of approximately 21% in 2004, 18% in 2005 and annual rates of 12% to 17% thereafter. These assumed lapse rates include assumptions regarding full surrenders, partial withdrawals, annuitizations and policyholder deaths. Consistent with our accounting policies, we review the key assumptions used in determining the carrying value of our deferred acquisition cost each quarter. A change in these assumptions could result in additional charges that would adversely impact future earnings. If our assumptions for total returns prove to be inaccurate, or if lapse rates exceed our assumptions, we may be required to make additional minimum interest guarantee payments and record additional write downs of deferred acquisition costs, which would adversely impact future earnings. Assuming no change in lapse assumptions, the net impact of a 100 basis point decrease in our total return assumptions in all future years would have required an additional write down of deferred acquisition costs of approximately $11,170,000 as of December 31, 2003. Assuming no change in our total return assumptions, a 1% increase in our lapse assumptions on our Transamerica annuity contract in all future years would have required an additional write down of deferred acquisition costs of approximately $1,360,000 as of December 31, 2003. Additional increases in our lapse assumptions might result in larger incremental increases in the required write downs of deferred acquisition costs.

     One of our modified coinsurance annuity reinsurance agreements has features that constitute an embedded derivative that requires bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities. We have identified an embedded derivative, similar to a total return swap arrangement, within our funds withheld at interest receivable asset that we record in connection with this agreement. The valuation of this embedded derivative requires complex cash flow modeling and assumptions, most notably with respect to expected future cash flows under the reinsurance agreement. The net fair value of this derivative is classified on our balance sheet as a component of our Funds withheld asset. Changes in the fair value of the derivative are reported in net income as Net change in fair value of embedded derivatives. While we believe these estimates of future cash flows and other assumptions in our models are reasonable when made, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, we may modify our methodology.

     The methodology we use to determine the fair value of the embedded derivative in our annuity reinsurance agreement that requires bifurcation and separate accounting under FAS 133 is to determine the fair value of the host contract (notional asset) based upon expected future cash flows under the annuity contract. The fair value of the embedded derivative is calculated as being the market value of the actual assets less the fair value of the notional asset. The change in fair value of the embedded derivative is influenced by changes in credit risk, changes in expected future cash flows under the annuity contracts and interest rate changes. This methodology results in a valuation of the embedded derivative reflecting the market risk inherent in the underlying contract. Sensitivity analysis on the assets and liabilities associated with the underlying reinsurance agreement is conducted periodically.

     As of December 31, 2003, the net impact on our embedded derivative of a 20 basis point increase or decrease in credit spreads is a loss or gain on the embedded derivative of approximately $250,000. The net impact on our embedded derivative of a 50 basis point increase or decrease in interest rates as a result of duration mismatching is a gain or loss on the embedded derivative of approximately $201,000. The duration of the actual assets is approximately 3.95 years and the duration of the notional asset is approximately 3.98 years. As a result, we believe the impact of interest rate movements on the embedded derivative will be small.

     The table below shows the change in our embedded derivatives by quarter for 2003 and 2002:

	Change in Embedded	Embedded Derivative
	Derivative Value	at Fair Value

First Quarter 2002	$1,590,098	$2,953,390
Second Quarter 2002	$(6,566,805)	$(3,613,415)
Third Quarter 2002	$(13,277,823)	$(16,891,238)
Fourth Quarter 2002	$(7,591,581)	$(24,482,819)
First Quarter 2003	$13,754,859	$(10,727,960)
Second Quarter 2003	$(1,717,537)	$(12,445,497)
Third Quarter 2003	$2,808,427	$(9,637,070)
Fourth Quarter 2003(1)	$1,846,939	$(7,790,131)

(1)	As of December 31, 2003, one contract remains in which the embedded derivative requires bifurcation and separate accounting under FAS 133.

     We do not bifurcate and separately account for the embedded derivatives contained in our annuity reinsurance agreement with Transamerica or our GMDB/GMIB agreement with CIGNA because we acquired those agreements prior to the transition date we elected under FAS 133, as amended.

     Our accounting policy for guaranteed minimum death benefits and guaranteed minimum income benefits is discussed in Note 3 to our consolidated financial statements for the fiscal year ended December 31, 2003. As of December 31, 2003, we had established reserves of approximately $11,000,000 related to these types of minimum guarantees associated with variable annuity products. These reserves are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges over the lives of the contracts. Our reserve methodology for these variable annuity minimum guarantee products is not directly market sensitive, although we do make assumptions about the future performance of the financial markets when we establish our reserves for these exposures. For further discussion regarding the sensitivity of our guaranteed minimum income benefit net amount at risk to certain material factors, please see Table #4 and the related discussion in Item 1. Business – Business Written.

     In July 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts. The SOP provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. The SOP will change the manner in which life insurance companies account for certain types of insurance and reinsurance contracts including those that cover risks such as guaranteed minimum death benefits and guaranteed minimum income benefits. Additionally, the SOP provides accounting guidance for sales inducements paid to contract holders and provides guidance for establishing liabilities for contracts with features that may result in more than one potential account balance. The SOP is effective for financial statements for fiscal years beginning after December 15, 2003. The SOP may not be applied retroactively to prior years’ financial statements, and initial application should be as of the beginning of an entity’s fiscal year.

     We have a combined GMDB/GMIB contract with CIGNA and an annuity reinsurance agreement with Transamerica that will be affected by the adoption of this new SOP. The SOP provides guidance for reserving for contracts with guaranteed minimum death and guaranteed minimum income benefits. The methodology is based on projection of a wide number of future scenarios regarding the present value of premiums earned and claims incurred. Based on this future projection and actual past experience of premiums and claims, a Benefit Ratio percentage is determined. The reserve is then determined by applying the Benefit Ratio percentage to actual premiums received less actual claims, both with interest. Management does not expect the amount of reserves carried for our GMDB/GMIB reinsurance agreement to change significantly as a result of the adoption of the SOP. The SOP also provides guidance for reserving for annuity agreements with more than one potential account balance. Such reserves should be based upon the highest contractually determinable balance, without consideration of surrender fees. Upon adoption of the SOP, there is a one-time transition adjustment to the amount of carried deferred acquisition costs. Management is currently analyzing the impact of the adoption of the SOP on our accounting for the Transamerica annuity reinsurance agreement.

     The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See —Forward-Looking Statements beginning on page 27.

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

JOHN LOCKWOOD
Chief Financial Officer

March 5, 2004

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2003 and 2002 and the results of their operations and cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered significant losses from operations and experienced liquidity demands that raise substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 3(k) to the consolidated financial statements, as of January 1, 2001, the Company changed its method of accounting for derivative financial instruments and hedging activities.

  KPMG

Chartered Accountants
Hamilton, Bermuda
March 5, 2004

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	For the Year Ended December 31,

	2003	2002

Assets
Cash and cash equivalents	$80,068,310	$152,930,908
Fixed income investments at fair value (amortized cost of $115,594,199 and $146,487,903 at December 31, 2003 and December 31, 2002)	117,812,445	153,415,429
Funds withheld at interest	667,824,819	1,427,093,380
Accrued investment income	1,491,170	2,141,338
Receivable for reinsurance ceded	88,480,172	93,669,173
Deposits and other reinsurance receivables	4,580,745	25,025,453
Deferred policy acquisition costs	68,942,628	187,913,648
Other assets	682,050	2,508,858

Total Assets	$1,029,882,339	$2,044,698,187

Liabilities
Reserves for future policy benefits	$161,105,541	$269,619,809
Interest sensitive contracts liability	670,717,546	1,443,143,080
Other reinsurance liabilities	55,826,940	51,139,164
Accounts payable and accrued expenses	7,059,733	12,459,423

Total Liabilities	$894,709,760	$1,776,361,476

Stockholders’ Equity
Preferred shares (par value $1.00; 50,000,000 shares authorized; no shares outstanding)	$—	$—
Common shares (par value $1.00; 100,000,000 shares authorized; 26,454,195 and 26,106,328 shares outstanding at December 31, 2003 and December 31, 2002)	26,454,195	26,106,328
Additional paid-in capital	334,418,029	335,334,932
Notes receivable from stock sales	—	(1,626,493)
Unamortized stock-based compensation	(1,509,022)	(2,514,693)
Stock warrants	1,250,000	—
Accumulated other comprehensive income	1,840,849	6,162,525
(Deficit)	(227,281,472)	(95,125,888)

Total Stockholders’ Equity	$135,172,579	$268,336,711

Total Liabilities and Stockholders’ Equity	$1,029,882,339	$2,044,698,187

See accompanying notes to consolidated financial statements.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. Dollars)

	For the Year Ended December 31,

	2003	2002	2001

Revenues
Net premiums	$166,972,840	$344,097,441	$251,793,237
Investment income, net of related expenses	29,042,223	102,138,985	91,128,696
Net realized investment gains	6,406,587	19,749,266	1,230,038
Net change in fair value of embedded derivatives	16,692,688	(25,846,110)	5,029,027
Surrender fees and other revenues	7,297,015	16,156,437	18,519,701

Total Revenues	$226,411,353	$456,296,019	$367,700,699

Benefits and Expenses
Claims and policy benefits	$198,002,905	$352,408,801	$216,025,010
Interest credited to interest sensitive products	13,980,723	71,370,616	49,258,418
Policy acquisition costs and other insurance expenses	128,549,288	125,877,980	126,580,549
Collateral costs	—	12,948,115	1,200,000
Operating expenses	18,034,021	22,577,792	11,552,418

Total Benefits and Expenses	$358,566,937	$585,183,304	$404,616,395

Net (loss) before cumulative effect of a change in accounting principle	$(132,155,584)	$(128,887,285)	$(36,915,696)
Cumulative effect of a change in accounting principle	—	—	(3,665,735)

Net (Loss)	$(132,155,584)	$(128,887,285)	$(40,581,431)

Net (loss) per common share before cumulative effect of a change in accounting principle
Basic	$(5.11)	$(5.01)	$(1.45)
Diluted	$(5.11)	$(5.01)	$(1.45)
Cumulative effect of a change in accounting principle per common share
Basic	$—	$—	$(0.14)
Diluted	$—	$—	$(0.14)
Net (loss) per common share
Basic	$(5.11)	$(5.01)	$(1.59)
Diluted	$(5.11)	$(5.01)	$(1.59)

See accompanying notes to consolidated financial statements.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(U.S. Dollars)

	For the Year Ended December 31,

	2003	2002	2001

Net (loss) for the period	$(132,155,584)	$(128,887,285)	$(40,581,431)
Other comprehensive (loss) income:
Unrealized holding gains on securities arising during the period	2,084,911	19,493,322	5,583,536
Less reclassification adjustment for realized gains in net (loss)	6,406,587	19,749,266	1,230,038

Other comprehensive (loss) income	$(4,321,676)	$(255,944)	$4,353,498

Total Comprehensive (Loss)	$(136,477,260)	$(129,143,229)	$(36,227,933)

See accompanying notes to consolidated financial statements.

ANNUITY AND LIFE RE (HOLDINGS), LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(U.S. Dollars)

	For the Year Ended December 31,

	2003	2002	2001

Preferred shares par value $1.00
Balance at beginning and end of period	$—	$—	$—

Common shares par value $1.00
Balance at beginning of period	$26,106,328	$25,705,328	$25,499,999
Issuance of shares	575,000	401,000	205,329
Cancellation of shares	(227,133)	—	—

Balance at end of period	$26,454,195	$26,106,328	$25,705,328

Additional paid-in capital
Balance at beginning of period	$335,334,932	$332,447,062	$329,496,091
Issuance of shares	426,700	2,887,870	2,950,971
Cancellation of shares	(1,343,603)	—	—

Balance at end of period	$334,418,029	$335,334,932	$332,447,062

Notes receivable from stock sales
Balance at beginning of period	$(1,626,493)	$(1,317,259)	$(1,367,241)
Repayments (Issuances)	1,250,000	(250,000)	150,000
Interest collected on notes receivable	420,491	38,620	—
Accrued interest during period	(43,998)	(97,854)	(100,018)

Balance at end of period	$—	$(1,626,493)	$(1,317,259)

Unamortized stock-based compensation
Balance at beginning of period	$(2,514,693)	$—	$—
Cancellation of stock-based compensation	1,570,736	—	—
(Issuance) of stock-based compensation	(1,001,700)	(3,288,870)	—
Amortization of stock-based compensation	436,635	774,177	—

Balance at end of period	$(1,509,022)	$(2,514,693)	$—

Stock warrants
Issuance of warrants	$1,250,000	$—	$—

Accumulated other comprehensive income
Balance at beginning of period	$6,162,525	$6,418,469	$2,064,971
Net unrealized (losses) gains on securities	(4,321,676)	(255,944)	4,353,498

Balance at end of period	$1,840,849	$6,162,525	$6,418,469

(Deficit) Retained earnings
Balance at beginning of period	$(95,125,888)	$38,935,242	$84,636,497
Net (loss)	(132,155,584)	(128,887,285)	(40,581,431)
Stockholder dividends	—	(5,173,845)	(5,119,824)

Balance at end of period	$(227,281,472)	$(95,125,888)	$38,935,242

Total Stockholders’ Equity	$135,172,579	$268,336,711	$402,188,842

See accompanying notes to consolidated financial statements.

ANNUITY AND LIFE RE (HOLDINGS), LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars)

	For the Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities
Net (loss)	$(132,155,584)	$(128,887,285)	$(40,581,431)
Adjustments to reconcile net (loss) to cash (used) provided by operating activities:
Net realized investment (gains)	(6,406,587)	(19,749,266)	(1,230,038)
Net change in fair value of embedded derivatives	(16,692,688)	25,846,110	(5,029,027)
Cumulative effect of change in accounting principle	—	—	3,665,735
Amortization of stock-based compensation	436,635	774,177	—
Stock warrants expense	1,250,000	—	—
Changes in:
Accrued investment income	650,168	2,755,725	(1,136,925)
Deferred policy acquisition costs	118,971,020	21,160,544	21,568,744
Deposits and other reinsurance receivables	25,633,710	14,502,125	851,422
Other assets	1,826,808	6,852,113	(3,139,723)
Reserves for future policy benefits	(108,514,268)	47,754,054	46,912,737
Interest sensitive contracts, net of funds withheld	3,535,715	(39,703,138)	(36,548,945)
Other reinsurance liabilities	4,687,776	33,798,860	9,716,482
Accounts payable	(5,399,690)	1,708,325	5,011,192

Net cash (used) provided by operating activities	$(112,176,985)	$(33,187,656)	$60,223

Cash flows from investing activities
Proceeds from sales of fixed maturity investments	$336,303,814	$336,648,268	$320,615,200
Purchase of fixed maturity investments	(298,615,920)	(153,589,644)	(362,910,836)

Net cash provided (used) by investing activities	$37,687,894	$183,058,624	$(42,295,636)

Cash flows from financing activities
Issuance of shares	$—	$—	$3,156,300
Interest accrued on notes receivable	(43,998)	(97,854)	(100,018)
Interest collected on notes receivable	420,491	38,620	—
Repayment (issuance) of notes receivable	1,250,000	(250,000)	150,000
Dividends paid to stockholders	—	(5,173,845)	(5,119,824)
(Decrease) increase in deposit liability	—	(96,250,000)	96,250,000

Net cash provided (used) by financing activities	$1,626,493	$(101,733,079)	$94,336,458

(Decrease) increase in cash and cash equivalents	$(72,862,598)	$48,137,889	$52,101,045
Cash and cash equivalents, beginning of period	152,930,908	104,793,019	52,691,974

Cash and cash equivalents, end period	$80,068,310	$152,930,908	$104,793,019

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

2. Going Concern Basis of Presentation

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred significant operating losses. Further, the financial strength ratings of the Company’s operating subsidiaries were downgraded in 2002 and 2003 by A.M. Best, Standard & Poor’s, and Fitch Ratings to C+, BB-, and C, respectively. At the Company’s request, all three financial ratings have been withdrawn.

     In addition, the Company is required to post collateral for the statutory reserves ceded to it by U.S. based insurers and did not have sufficient available cash and investments at December 31, 2003 to satisfy the collateral requirements asserted by Connecticut General Life Insurance Company (“CIGNA”), the ceding company under the Company’s remaining guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) agreement. As of December 31, 2002, CIGNA had asserted that the Company was required to post $59 million of collateral in addition to the $11 million of collateral the Company had previously provided. As of December 31, 2003, CIGNA was seeking $49 million of collateral in addition to the $11 million of collateral the Company had previously provided. The Company does not agree that the aggregate $60 million collateral requirement currently asserted by CIGNA is required to be posted, and has not posted any additional collateral for the agreement. As a result, CIGNA may institute arbitration or litigation proceedings against the Company. If the Company does not prevail in any such arbitration or litigation proceedings, it would have a material adverse effect on the Company’s financial condition and the Company may be required to liquidate its operations. As of December 31, 2003, the Company had met all the collateral obligations of its remaining ceding companies with the exception of those asserted by CIGNA.

     Transamerica Occidental Life Insurance Company (“Transamerica”) has alleged that the Company, as of October 31, 2003, owed $17.6 million under its annuity reinsurance agreement with Transamerica. On February 3, 2004, the Company paid Transamerica $12.6 million representing the net amount the Company believed was due under the reinsurance agreement as of October 31, 2003 after deducting $5.0 million for investment related expenses that the Company believes was owed to it by Transamerica. Transamerica is currently pursuing arbitration with the Company, asserting that the $5.0 million offset is not justified and that the Company owes Transamerica that amount and interest on the amounts that Transamerica previously alleged were due.

     In addition, the Company has been attempting to engage Transamerica, and ultimately IL Annuity and Insurance Company, the primary insurance company under the Transamerica agreement, in discussions aimed at improving investment returns from the convertible bond portfolio and potentially redesigning the VisionMark product to reduce the minimum guarantee exposures from the Transamerica agreement. If the

Company is not successful in convincing Transamerica and IL Annuity to restructure the portfolio and/or to redesign the product, it may incur additional losses on the agreement in the future.

     The Company continues to consider its strategic alternatives, including the possibility of raising new capital, but has not been able to successfully raise new capital to date. The Company is currently not writing new reinsurance agreements and is not accepting any new business under existing treaties. In addition, the Company is a defendant in a purported shareholder class action suit. The plaintiffs have not disclosed the damages sought.

     There can be no assurance that the Company will be able to maintain its operations and liquidity. The Company’s plans involve repositioning its investment portfolio to achieve a substantially higher yield within its investment guidelines, and seeking to successfully defend itself against the pending purported shareholder class action suit, improve the performance of its reinsurance agreement with Transamerica and restructure its reinsurance agreement with CIGNA. If the Company is not successful in implementing its plans, management believes the Company may not be able to meet its obligations in 2004. The Company’s failure to achieve any one of the foregoing items could have a material adverse effect on its financial condition and results of operations. These aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

(d) Insurance licenses, net of amortization

     The Company has classified as insurance licenses the cost in excess of fair value of net assets acquired in a purchase transaction. Prior to January 1, 2002, the Company had been amortizing these insurance licenses on a straight-line basis over 20 years. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Number 142 — Goodwill and Other Intangible Assets. Under FAS 142 the insurance licenses are no longer amortized, but are subjected to an initial impairment test on adoption of FAS 142 and an annual impairment test in subsequent years. The Company adopted FAS 142 on January 1, 2002. In 2003, the Company determined that an impairment charge was necessary and the entire amount was written off. The amount carried at December 31, 2002 was $2,128,000.

(e)  Reserves for future policy benefits and interest sensitive contracts liability

     The development of reserves for policy benefits and for claims incurred but not reported (“IBNR”) for the Company’s products requires management to make estimates and assumptions regarding mortality, lapse, persistency, expenses and investment experience. Such estimates are primarily based on historical experience and information provided by ceding companies. Actual results could differ materially from those estimates. Management considers all of the Company’s reinsurance contracts to be long duration contracts. Management monitors actual experience and, where circumstances warrant, will revise its assumptions and the related reserve estimates.

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

(j) Stock plans

     In December 2002, the FASB issued Statement Number 148 - Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement Number 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. On January 1, 2003, the Company voluntarily adopted the fair value based method of accounting for stock-based employee compensation under the prospective method described in FASB Statement Number 148. Under this method, the Company applies fair value accounting to all grants of employee stock options subsequent to December 31, 2002. Previously, the Company had applied the intrinsic value method when accounting for its stock-based compensation and continues to apply the intrinsic value method to stock-based compensation issued prior to January 1, 2003. FASB Statement Number 148 also amends the disclosure requirements of FASB Statement Number 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The following table provides the required disclosure for grants made prior to the Company’s adoption of the prospective method described in FASB Statement Number 148.

	Year Ended December 31,

	2003	2002	2001

Net (loss) - as reported	$(132,155,584)	(128,887,285)	$(40,581,431)
Pro forma effect on net (loss) of applying fair value accounting to pre January 1, 2003 option grants	(956,059)	(3,448,484)	(3,358,794)

Net (loss) - pro forma	$(133,111,643)	$(132,335,769)	$(43,940,225)

(Loss) per share as reported:
Basic	$(5.11)	$(5.01)	$(1.59)
Diluted	$(5.11)	$(5.01)	$(1.59)
Pro forma effect on net (loss) per share of applying fair value accounting to pre January 1, 2003 option grants:
Basic	$(0.03)	$(0.13)	$(0.13)
Diluted	$(0.03)	$(0.13)	$(0.13)
Pro forma (loss) per share:
Basic	$(5.14)	$(5.14)	$(1.72)
Diluted	$(5.14)	$(5.14)	$(1.72)

     The fair value of the options is estimated on the date of grant using the Black-Scholes option-pricing model. The following table details the assumptions and fair values for options issued in the past four years:

	Dividend	Expected	Weighted Average	Weighted Average
Year of Grant	Yield	Volatility	Risk Free Rate	Fair Value

2001	0.69%	37.07%	5.05%	$15.19
2002	1.22%	62.19%	4.99%	$10.62
2003	0.00%	241.1%	3.68%	$1.03

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

     A portion of the Company’s funds withheld at interest receivable asset contains embedded derivatives, which require bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities, which the Company adopted as of January 1, 2001. The net fair value of these embedded derivatives is classified as part of the Company’s funds withheld asset on its balance sheet. The change in the fair value of these embedded derivatives is recorded in the Company’s statement of operations as Net change in fair value of embedded derivatives, which is a non-cash item. The Company, with the assistance of outside advisors, has developed a cash flow model to arrive at an estimate of the fair value of these embedded derivatives that uses various assumptions regarding future cash flows under the affected annuity reinsurance contracts. While the Company has made an estimate of the fair value of these embedded derivatives using a model that it believes is appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, it is possible that the Company may modify its methodology. The Company does not bifurcate and separately account for the embedded derivatives contained in its annuity reinsurance agreement with Transamerica and its guaranteed minimum income benefit reinsurance agreement with CIGNA, because the Company acquired those agreements prior to the transition date it elected under FAS 133, as amended.

(l) Accounting pronouncements

     The Company has reviewed the Standards and Interpretations recently issued by the American Institute of Certified Public Accountants and the Financial Accounting Standards Board and has concluded that, with the exception of Statement of Position No. 03-1, the adoption of those Standards and Interpretations will not have a significant impact in the Company’s financial reporting.

     In July 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts. The SOP provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. The SOP will change the manner in which life insurance companies account for certain types of insurance and reinsurance contracts including those that cover risks such as guaranteed minimum death benefits and guaranteed minimum income benefits. Additionally, the SOP provides accounting guidance for sales inducements paid to contract holders and provides guidance for establishing liabilities for contracts with features that may result in more than one potential account balance. The SOP is effective for financial statements for fiscal years beginning after December 15, 2003. The SOP may not be applied retroactively to prior years’ financial statements, and initial application should be as of the beginning of an entity’s fiscal year.

     The Company has a combined GMDB/GMIB contract with CIGNA and an annuity reinsurance agreement with Transamerica that will be affected by the adoption of this new SOP. The SOP provides guidance for reserving for contracts with guaranteed minimum death and income benefits. The methodology is based on projection of a wide number of future scenarios regarding the present value of premiums earned and claims incurred. Based on this future projection and actual past experience of premiums and claims, a Benefit Ratio percentage is determined. The reserve is then determined by applying the Benefit Ratio percentage to actual premiums received less actual claims, both with interest. Management does not expect the amount of reserves carried for its GMDB/GMIB reinsurance agreement to change significantly as a result of the adoption of the SOP. The SOP also provides guidance for reserving for annuity agreements with more than one potential account balance. Such reserves should be based upon the highest contractually determinable balance, without consideration of surrender fees. Upon adoption of the SOP, there is a one-time transition adjustment to the amount of carried deferred acquisition costs. Management is currently analyzing the impact of the adoption of the SOP on its accounting for the Transamerica annuity reinsurance agreement.

(m) Presentation of prior year information

     Prior year financial information is reclassified, when necessary, to be consistent with current year presentation.

4. Investments

(a)	The amortized cost and fair values of investments in fixed income securities classified as available for sale at December 31, 2003 and 2002 are as follows:

	Amortized	Unrealized	Unrealized	Fair
2003	Cost	Gain	Loss	Value

U.S. Government Securities	$26,430,266	$313,192	$(99,970)	$26,643,488
Non U.S. Government Securities	3,049,346	19,227	—	3,068,573
U.S. Corporate Securities	59,547,627	1,441,874	(133,896)	60,855,605
Non U.S. Corporate Securities	5,794,559	75,029	(35,039)	5,834,549
Mortgage Securities	20,772,401	637,829	—	21,410,230

	$115,594,199	$2,487,151	$(268,905)	$117,812,445

	Amortized	Unrealized	Unrealized	Fair
2002	Cost	Gain	Loss	Value

U.S. Government Securities	$41,502,510	$1,974,490	$—	$43,477,000
Non U.S. Government Securities	429,159	6,460	—	435,619
U.S. Corporate Securities	67,638,819	2,911,111	—	70,549,930
Non U.S. Corporate Securities	6,722,057	723,748	—	7,445,805
Mortgage Securities	30,195,358	1,349,196	(37,479)	31,507,075

	$146,487,903	$6,965,005	$(37,479)	$153,415,429

     A deferred tax liability of $377,000 and $765,000 has been provided against unrealized gains on fixed income securities as of December 31, 2003 and December 31, 2002, respectively.

(b)	The following table sets forth certain information regarding the investment ratings of the Company’s fixed income securities portfolio at December 31, 2003 and 2002.

	2003		2002

Ratings (1)	Amortized Cost	%	Amortized Cost	%

AAA	$52,748,482	45.6%	$74,598,587	50.9%
AA	17,577,721	15.2%	15,758,858	10.8%
A	35,669,294	30.9%	45,217,707	30.8%
BAA	9,448,886	8.2%	10,439,225	7.2%
BA	149,816	0.1%	—	0.0%
Below BA	—	0.0%	473,526	0.3%

	$115,594,199	100.0%	$146,487,903	100.0%

(1)	Ratings as assigned by Moody’s.

(c)	At December 31, 2003 and 2002, letters of credit totaling $54,000,000 and $174,000,000, respectively, issued in the ordinary course of the Company’s business had been issued by its bankers in favor of certain ceding insurance companies to provide security and meet regulatory requirements. At December 31, 2003 and 2002, cash and investments of approximately $56,000,000 and $115,000,000, respectively, were pledged as collateral for letters of credit.

At December 31, 2003 and 2002, cash and investments of $96,000,000 and $125,000,000, respectively, were held in trust for the benefit of certain ceding insurance companies to provide security and to meet regulatory requirements. Substantially all remaining cash and investments held at December 31, 2003 were held by the Company’s U.S. operating subsidiary and are required by the subsidiary to maintain its statutory capital and surplus.

(d)	The maturity distribution of fixed income securities held as of December 31, 2003 and 2002 is shown below. Actual maturity dates may differ from contractual maturity dates because certain borrowers have the ability to prepay their obligations without penalty.

	2003		2002

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$6,027,504	$6,121,704	$5,741,968	$5,826,503
From one year to five years	32,486,349	33,020,061	50,566,587	52,761,998
From six to ten years	46,165,045	46,939,720	29,062,007	30,721,086
More than ten years	10,142,900	10,320,730	30,921,983	32,598,767
Mortgage securities	20,772,401	21,410,230	30,195,358	31,507,075

	$115,594,199	$117,812,445	$146,487,903	$153,415,429

(e)	Investment income earned during the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003	2002	2001

Interest income	$7,748,231	$27,396,270	$21,434,452
Investment income earned on funds withheld under modified coinsurance agreements	22,106,175	76,207,803	70,963,486
Amortization of premium/discount	(264,789)	(560,172)	(839,580)
Investment expenses	(547,394)	(904,916)	(429,662)

	$29,042,223	$102,138,985	$91,128,696

(f)	During the years ended December 31, 2002, the Company recognized a charge of $900,000 for securities that were impaired on an other than temporary basis.

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

Class A Warrants

     In connection with the initial capitalization of the Company, the Company issued Class A Warrants that initially entitled the holders to purchase up to 3,059,990 common shares of the Company. The initial exercise price of the Class A Warrants was $15.00, which was equal to the price of the Company’s common shares in the initial public offering. Due to the effect of anti-dilution adjustment provisions in the Class A Warrants, the number of shares issuable upon exercise of the Class A Warrants has increased to 3,155,331 common shares and the exercise price of the Class A Warrants has been adjusted to $14.55 as the result of our issuance of warrants to Hartford Life, discussed below. The Class A Warrants are all currently exercisable and will expire on January 15, 2008. No Class A Warrants have been exercised at December 31, 2003.

Class B Warrants

     In connection with the direct sales of equity securities to certain “Strategic Investors” in connection with the Company’s initial public offering, the Company issued Class B Warrants that initially enabled the holders to purchase an aggregate of 397,500 common shares of the Company. The initial exercise price of the Class B Warrants was $15.00 per share, which was equal to the price of the common shares in the initial public offering. Due to the effect of anti-dilution adjustment provisions in the Class B Warrants, the number of shares issuable upon exercise of the Class B Warrants has increased to 409,885 common shares and the exercise price of the Class B Warrants has been adjusted to $14.55 as the result of our issuance of warrants to Hartford Life, discussed below. The Class B Warrants are all currently exercisable and expire on April 15, 2008. No Class B Warrants have been exercised at December 31, 2003.

Stock Warrants

     On June 30, 2003, the Company issued warrants to purchase an aggregate 1,000,000 common shares of the Company at an exercise price of $1.25 per share to Hartford Life, the ceding company under the Company’s then largest guaranteed minimum death benefit reinsurance agreement. The warrants were issued in connection with the recapture of that agreement. The warrants are currently exercisable and expire on June 30, 2013. At June 30, 2003, the fair value of warrants, using a Black-Scholes pricing model, was estimated at $1,250,000, which was included in the charge associated with the recapture. The expense of issuing these warrants is reflected as a component of Claim and policy benefits expense in the Company’s Consolidated Statements of Operations and as Stock warrants in the Company’s Consolidated Balance Sheet.

6. (Loss) Per Share

     The following table sets forth the computation of basic and diluted (loss) per share:

	2003	2002	2001

	(U.S. Dollars)
Net (loss) before cumulative effect of a change in accounting principle	$(132,155,584)	$(128,887,285)	$(36,915,696)
Cumulative effect of a change in accounting principle	—	—	(3,665,735)

Net (loss)	$(132,155,584)	$(128,887,285)	$(40,581,431)

Basic:
Weighted average number of common shares outstanding	25,880,202	25,738,724	25,602,664
Net (loss) per common share before cumulative effect of a change in accounting principle	$(5.11)	$(5.01)	$(1.45)
Cumulative effect of a change in accounting principle per common share	—	—	(0.14)

(Loss) per common share	$(5.11)	$(5.01)	$(1.59)

Diluted:
Weighted average number of common shares outstanding	25,880,202	25,738,724	25,602,664
Plus: incremental shares from assumed exercise of options and warrants	—	—	—

Diluted weighted average number of common shares outstanding	25,880,202	25,738,724	25,602,664

Net (loss) per common share before cumulative effect of a change in accounting principle	$(5.11)	$(5.01)	$(1.45)
Cumulative effect of a change in accounting principle per common share	—	—	(0.14)

(Loss) per common share	$(5.11)	$(5.01)	$(1.59)

     As of December 31, 2003, 2002, and 2001 the Company had 955,869, 1,144,535, and 1,860,536 options outstanding, respectively. There were Class A and Class B warrants outstanding representing the right to acquire 3,565,216 shares as of December 31, 2003, and 3,457,490 shares at both December 31, 2002 and 2001. Warrants issued to Hartford Life to acquire 1,000,000 shares were outstanding at December 31, 2003. Inclusion of the incremental shares from assumed exercise of options and warrants is considered anti-dilutive in 2003, 2002 and 2001. Consequently they are not included in diluted (loss) per share in these years.

7. Agreements with Related Parties

Shareholders

     The Prudential Investment Corporation serves as the Company’s investment managers. The Company has agreed to pay a fee for investment management services to The Prudential Investment Corporation based upon the amount of funds managed. The fee is based upon a sliding scale and has been determined on an arms-length basis. The Company also had entered into several life reinsurance agreements with the Prudential Insurance Company of America, all of which were recaptured during 2003. These contracts had been negotiated under normal commercial terms. One of the Company’s former directors was an executive officer of Prudential Financial, Inc. an affiliate of both The Prudential Investment Corporation and Prudential Insurance Company of America.

     On December 31, 2002, the Company entered into a transaction with XL Life Ltd (“XL Life”), a subsidiary of XL Capital, pursuant to which the Company transferred certain blocks of life reinsurance business to XL Life. Under the agreement with XL Life, the Company novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance agreement with the Company with respect to four of those blocks of business. As a result of the transaction, the Company incurred a loss of approximately $26.5 million, primarily as a result of a write down of deferred acquisition costs of $38.7 million (which was partially offset by a net ceding commission to the Company of $18.0 million), a write down of prepaid expenses of $2.4 million and transaction costs of approximately $3.2 million. The agreement also provided that XL Life would receive an additional payment of $5.0 million if, during the 18 months following the agreement, the Company received new capital funding of at least $35.0 million and the Company’s stock traded at a price at or above $5.00 per share for a period of 20 out of 30 consecutive trading days.

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

     During 2003, the Company and XL Life had been in discussions with respect to each party’s rights and obligations under the novation and retrocession agreements entered into at December 31, 2002, as well as a $10.0 million excess of loss reinsurance policy and a catastrophe excess of loss cover that were each purchased by the Company from XL Life in the first quarter of 2002 and two annuity reinsurance agreements ceded to the Company by an affiliate of XL Life. The $10.0 million excess of loss reinsurance policy was purchased to protect against lifetime minimum interest guarantee payments under the Company’s annuity reinsurance agreement with Transamerica, and full recovery under the policy had been anticipated in establishing the Company’s deferred acquisition cost asset. The catastrophe excess of loss cover expired by its terms on December 31, 2002, but the parties had continued to discuss with XL Life the remaining obligations asserted under the agreement. The two annuity reinsurance agreements had been in effect since December 17, 1999, and represented approximately $95.9 million (including a cumulative loss from embedded derivatives of approximately $2.8 million) of the Company’s Funds withheld at interest and approximately $95.6 million of the Company’s Interest sensitive contract and other liabilities on July 1, 2003, the effective date of recapture.

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

Transactions with management

     During 1998, certain of the Company’s officers purchased 163,121 shares in the Company, and the Company made loans to the officers to partially finance such purchases. The loans accrued interest at 7% per annum and certain unpaid loans became due and payable in April 2003. In connection with the renegotiation or termination of certain officers’ employment agreements, the Company has deemed the outstanding loans of those officers to have been repaid in exchange for the officers agreeing to forego certain bonus, severance or other payments that were or may have become payable to them. During the year ended December 31, 2003, loans of $1,000,000 and accrued interest of $402,812 were deemed repaid in this manner.

     At December 31, 2003 and 2002, loans outstanding from officers for such stock purchases were $0 and $1,250,000, respectively. Accrued interest on the loans was $0 and $376,493, respectively. Interest income of $43,998, $97,854, and $100,018 has been recognized for the years ended December 31, 2003, 2002 and 2001, respectively, on these loans.

8. Compensation Plans

     In 1998, the Board of Directors adopted a Stock Option Plan (the “Plan”) under which it may grant, subject to certain restrictions, Incentive Stock Options (“ISO’s”) and Non-Qualified Stock Options (“NQSO’s”). The aggregate number of common shares for which options may be granted under the Plan was initially limited to 1,552,500 Common Shares. In 1999, the Plan was amended such that options may be granted in any fiscal year equal to not more than 2% of the adjusted average of the outstanding common shares of the Company, as that number is determined by the Company to calculate diluted earnings per share. Only eligible employees of the Company are entitled to ISO’s, while NQSO’s may be granted to eligible employees, non-employee directors and consultants. The Compensation Committee of the Board of Directors administers the Plan.

     The term of the options granted under the Plan will not be more than ten years from the date of grant. Unless otherwise provided in the option agreement related to a specific grant, options granted under the Plan will be exercisable in three equal annual installments, commencing on the first anniversary of the grant date.

     Each person who becomes an eligible non-employee director, as defined in the plan, is automatically granted an option to purchase 15,000 common shares on the date he or she becomes an eligible non-employee director. These options have an exercise price equal to the greater of par value per common share or the fair market value of the optioned common shares on the date the options are granted and are exercisable in three equal installments commencing with the first anniversary of the grant date. In addition, subject to certain conditions, each non-employee director is automatically granted an option to purchase 2,500 common shares at each successive annual general meeting. These options have an exercise price equal to the fair market value of the optioned common shares on the date the options are granted and are immediately exercisable if granted after April 8, 1999.

	2003		2002

	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of year	1,144,535	$19.90	1,860,536	$18.44
Granted	340,000	$1.03	282,000	$16.49
Exercised	—	$—	—	$—
Forfeitures	(528,666)	$(20.67)	(998,001)	$(16.03)

Outstanding at end of year	955,869	$13.03	1,144,535	$19.90

     At December 31, 2003, options to acquire 529,869 common shares were exercisable. The weighted average remaining contractual life of these exercisable options was 7 years.

     On January 1, 2003, the Company voluntarily adopted the fair value based method of accounting for stock-based employee compensation under the prospective method described in FASB Statement Number 148. Under this method, the Company applies fair value accounting to all grants of employee stock options subsequent to December 31, 2002. Accordingly, $351,700 has been recognized as the fair value of the options granted during the year ended December 31, 2003. Based on the vesting of the options granted in the year, approximately $111,500 was expensed in 2003. Approximately $240,000 is deferred and will be expensed over the remaining vesting period and is reflected as unamortized stock-based compensation at December 31, 2003. The fair value of stock options awarded to employees and new directors will be amortized into income over the three-year vesting period. The fair value of stock options awarded to all other directors will be expensed immediately as their options are exercisable on the day of grant and vest upon their award.

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

     During the first quarter of 2003, the Company issued 200,000 shares of restricted stock to the Company’s President and Chief Executive Officer. These shares vest in three equal annual installments commencing on the first anniversary of the grant date. In addition, during the second quarter of 2003, the Company issued an additional 375,000 shares of restricted stock in connection with retention grants to employees. These shares also vest in three equal annual installments commencing on the first anniversary of the grant date. During 2003, 227,133 shares of restricted stock were cancelled as a result of certain employees terminating their employment with the Company. The fair value as determined at the date of grant of the restricted stock awards that remain outstanding on December 31, 2003 was approximately $2,400,000 and is reflected in the Company’s balance sheet as common shares and additional paid-in-capital. The fair value of the outstanding restricted stock is being amortized on a straight-line basis over the three-year vesting period. Based on the vesting of the restricted stock, approximately $325,000 was expensed in 2003. The unamortized balance of outstanding restricted stock is reflected in the balance sheet as a component of unamortized stock-based compensation and was approximately $1,269,000 at December 31, 2003.

9. Retrocession Agreements

     The Company has entered into a retrocession agreement that generally enables it to limit the amount of life reinsurance it retains to $1,000,000 per single life. The contract is automatic and effective for risks assumed and in force from January 1, 1997. At December 31, 2003 and 2002, the Company had ceded approximately $380 million and $1.26 billion of in force insurance coverage, respectively, to other reinsurers. Total amounts of $465,000 and $500,000 were recoverable from reinsurers at December 31, 2003 and 2002, respectively.

     Prior to its acquisition by Annuity and Life Re America, Inc. on June 1, 2000, the in force insurance business of Capitol Bankers Life Insurance Company was 100% reinsured with its former owner, a subsidiary of Swiss Re, who continues to administer the business reinsured. The amounts related to the reinsured business are included on the Company’s balance sheet in assets as Receivable for reinsurance ceded and in liabilities as Reserves for future policy benefits. At December 31, 2003 and 2002, these amounts were $88.2 million and $93.4 million, respectively. Capital Bankers Life Insurance Company was renamed Annuity and Life Reassurance America, Inc. in December 2000.

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

10. Contingencies

     As of December 31, 2003, the Company did not have sufficient available cash and investments to post as collateral to satisfy the collateral requirements asserted by CIGNA, the ceding company under the Company’s only remaining guaranteed minimum death benefit and guaranteed minimum income benefit agreement. As of December 31, 2002, CIGNA asserted that the Company was required to post $59.0 million of collateral in addition to the $11.0 million of collateral the Company had previously provided. As of December 31, 2003, CIGNA was seeking $49.0 million of collateral in addition to the $11.0 million of collateral the Company had previously provided. The Company does not agree that the aggregate $60.0 million collateral requirement currently asserted by CIGNA is required to be posted, and has not posted any additional collateral for the agreement. As a result, CIGNA may institute arbitration or litigation proceedings against the Company. If the Company does not prevail in any such arbitration or litigation proceedings, it would have a material adverse effect on the Company’s financial condition and the Company may be required to liquidate its operations.

     On November 20, 2002, the State of Connecticut Insurance Department and Annuity and Life Reassurance America entered into a letter agreement that acknowledged that the Department was monitoring the financial condition of Annuity and Life Reassurance America and such letter agreement required that certain financial transactions that Annuity and Life Reassurance America enters into, including disposal of assets, payment of dividends and settlement of inter-company balances with Annuity and Life Reassurance, be pre-approved by the Department. In addition, the Department had requested weekly reports from senior management of Annuity and Life Reassurance America on the Company’s status and any changes in the status of Annuity and Life Reassurance America. The letter agreement was in effect until March 1, 2004 and was not renewed by the Department.

     On and since December 4, 2002, certain of the Company’s shareholders filed purported shareholder class action lawsuits against the Company and certain of its present and former officers and directors in the United States District Court for the District of Connecticut seeking unspecified monetary damages. The plaintiffs claim that the defendants violated certain provisions of the United States securities laws by making various alleged material misstatements and omissions in public filings and press releases. The plaintiffs filed a single consolidated amended complaint in July 2003, adding as defendants XL Capital Ltd and two additional directors. On October 1, 2003, the Company answered the amended and consolidated complaint and denied liability on the claims the plaintiffs have asserted. In February 2004, the court denied certain individual defendants’ motions to dismiss the action. In March 2004, the court denied motions to dismiss filed by certain other individual defendants and XL Capital Ltd. The court has not yet ruled on one individual defendant’s motion to dismiss. No assurance can be given that the Company will not be required to pay monetary damages in connection with these lawsuits.

     On October 8, 2003, the Company was served with a statutory demand for $640,000 from Imagine Group Holdings Limited (“Imagine”), a Bermuda based reinsurance company, which was subsequently withdrawn. Imagine has since instituted a civil proceeding in the Bermuda Supreme Court against the Company, alleging that the Company is obligated to reimburse it for $640,000 of expenses incurred by Imagine in connection with a proposed December 2002 capital raising transaction that was not consummated. The Company does not believe that Imagine is entitled to reimbursement of these expenses under the applicable agreement and intends to defend itself against Imagine’s claims. The Company has filed an amended defense with the court to which it is awaiting a response.

     Transamerica has alleged that the Company, as of October 31, 2003, owed $17.6 million under its annuity reinsurance agreement with Transamerica. On February 3, 2004, the Company paid Transamerica $12.6 million representing the net amount the Company believed was due under the reinsurance agreement as of October 31, 2003 after deducting $5.0 million for investment related expenses that the Company believes was owed to it by Transamerica. Transamerica is currently pursuing arbitration with the Company, asserting that the $5.0 million offset is not justified and that the Company owes Transamerica that amount and interest on the amounts that Transamerica previously alleged were due.

     The United States Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s United States based subsidiaries. Those companies currently have a significant tax based net operating loss carryforward. In addition, the IRS has requested certain information and documents related to the Company’s Bermuda based operations. While the Company’s United States based subsidiaries have complied with the IRS’ requests for information, both the Company and its Bermuda operating subsidiary have declined to supply the IRS with the information it has requested based on the IRS’ lack of jurisdiction over those entities. If the IRS were to determine that the Company or its Bermuda operating subsidiary were engaged in business in the United States, those entities could be subject to United States tax at regular corporate rates on their taxable income that is attributable to a permanent establishment, if any, in the United States plus an additional 30% “branch profits” tax on such income remaining after the regular tax. Such taxes, if levied, could have an adverse effect on the Company’s business.

     There can be no assurance that the Company will be able to maintain its operations and liquidity. If the Company is unable to reposition its investment portfolio to achieve a substantially higher yield within its investment guidelines, successfully defend against the pending purported shareholder class action suit, improve the performance of its reinsurance agreement with Transamerica and restructure its reinsurance agreement with CIGNA, the Company may not be able to meet its obligations in 2004. The Company’s failure to achieve any one of the foregoing items could have a material adverse effect on its financial condition and results of operations.

11. Vulnerability Due to Concentrations

     The Company has entered into a significant deferred annuity reinsurance agreement with Transamerica. Due to the size of this agreement, there is a material concentration of net investment income, interest credited to interest sensitive products, funds withheld at interest, deferred policy acquisition costs and interest sensitive contract liabilities.

     The contract is a modified coinsurance annuity reinsurance agreement whereby the Company reinsures Transamerica. At December 31, 2003 and 2002, approximately $604 million and $734 million, respectively, of the Company’s funds withheld at interest receivable and $602 million and $756 million, respectively, of the Company’s interest sensitive contracts liability related to its reinsurance agreement with Transamerica. The reinsurance agreement is a retrocessional agreement covering policies issued by IL Annuity and Insurance Company. Transamerica’s agreement with IL Annuity is also structured on a modified coinsurance basis, so IL Annuity maintains ownership and control of the assets supporting the Company’s obligations to Transamerica. At December 31, 2003, IL Annuity had financial strength or claims paying ratings of BB+ from Standard & Poor’s. At December 31, 2003, Transamerica had financial strength or claims paying ratings of A+, AA, Aa3 and AA+ (with a negative outlook) from A.M. Best, Standard & Poor’s, Moody’s Ratings and Fitch Ratings, respectively.

     During 2003, the Company recorded $16,120,000 of payments made under the contract for minimum interest guarantees to policyholders who surrendered their policies. During 2002, the Company recorded $54,174,000 of payments and charges related to the Transamerica reinsurance contract, made up of $26,760,000 of payments made under the contract for minimum interest guarantees to policyholders who surrendered their policies and a write-down of deferred acquisition costs of $27,474,000. The 2002 charges were the result of a high level of surrenders by policyholders coupled with poor investment performance on the premiums paid by the holders of policies underlying the reinsurance contract. In writing down the deferred acquisition costs to their estimated recoverable amount, management has estimated the future levels of surrenders of the underlying policies together with the estimated future level of investment return on the invested premiums. While management has written down deferred acquisition costs to what it believes to be an appropriate level based upon reasonable assumptions about future investment performance and surrenders, the write down is an estimate. Actual amounts of income earned and amounts payable upon future surrenders may be significantly higher or lower than the amounts currently estimated. If actual experience varies significantly from the assumptions used to write down the deferred acquisition costs, additional write downs may be needed in the future.

     As a result of the recapture or termination of many of the Company’s reinsurance agreements, certain of the Company’s remaining agreements, which previously did not represent a significant percentage of the Company’s business, have become more prominent. For the year ended December 31, 2003, the Company recorded losses of approximately $2.1 million, related to its life reinsurance agreement with ERC Life. Premiums associated with this agreement for the year ended December 31, 2003 were approximately $17.1 million. For the year ended December 31, 2003, the Company recorded losses of approximately $2.2 million related to its life reinsurance agreement with National States Life. Premiums associated with this agreement for the year ended December 31, 2003 were approximately $12.2 million. For the year ended

December 31, 2003, the Company recorded a loss of $2.7 million related to its remaining life reinsurance agreement with Fidelity & Guarantee Life. Premiums associated with this agreement for the year ended December 31, 2003, was approximately $13.3 million.

     The Company’s United States domiciled operating subsidiary, Annuity and Life Reassurance America, was purchased from a subsidiary of SwissRe on June 1, 2000. Immediately prior to the acquisition, 100% of Annuity and Life Reassurance America’s life and annuity policies were reinsured with Reassure America Life Insurance Company (“Reassure”), a subsidiary of SwissRe, under an indemnity co-insurance agreement. Following the acquisition, the policies continue to be 100% reinsured with Reassure; however, Annuity and Life Reassurance America remains the primary carrier. Reassure is required to indemnify Annuity and Life Reassurance America for any losses associated with these policies. Reserves ceded under its reinsurance agreement amounted to approximately $88.2 million and $93.4 million at December 31, 2003 and December 31, 2002, respectively. Reassure currently is rated A+g (superior) by AM Best.

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

Embedded Derivatives

     At December 31, 2003, one of the Company’s modified coinsurance annuity reinsurance agreements has a feature that constitutes an embedded derivative which requires bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities. The valuation of this embedded derivative requires cash flow modeling that uses various assumptions regarding future cash flows under these agreements. The fair value of this derivative is reported as a component of Funds withheld at interest. At December 31, 2003, the fair value of this embedded derivative was a loss of $(7,790,000). At December 31, 2002, the fair value of the Company’s embedded derivatives under its modified coinsurance and coinsurance funds withheld annuity reinsurance agreements was a loss of approximately $(24,483,000).

Other Items

     Fair value disclosures are not required for reinsurance balances recoverable, deferred policy acquisition costs, or liabilities arising from insurance and annuity contracts. As a result, the Company has not determined such disclosures. Fair values of other assets and liabilities approximate their carrying values due to their short-term nature. Included in other liabilities is $2,570,000 at December 31, 2002 of unrealized loss, representing the fair value of two interest rate swap agreements.

13. Segments

     During the first quarter of 2002, the Company began to separately track financial results of the life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in all products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk, including those products which provide minimum guarantees on variable annuity products. In addition, since January 1, 2001, certain of the Company’s modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under FAS 133 — Accounting for Derivative Instruments and Hedging Activities. The cumulative effect of the application of FAS 133 through January 1, 2001 and the change in the fair value of these embedded derivatives since that date are included in the annuity segment.

     Both the life and annuity segments have specific assets, liabilities, stockholder’s equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in our portfolio and investment income on undeployed invested assets. Operating expenses are allocated to the segments proportionately based upon the amount of stockholder’s equity deployed to the segment, except for capital raising costs that have been completely allocated to the corporate segment.

	Life	Annuity
2003	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$166,333,033	$52,122,419	$7,955,901	$226,411,353
Expenses	256,769,309	96,493,357	5,304,271	358,566,937

Net (Loss) Income	$(90,436,276)	$(44,370,938)	$2,651,630	$(132,155,584)

Total Assets	$250,732,481	$695,317,546	$83,832,312	$1,029,882,339

	Life	Annuity
2002	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$352,183,178	$78,427,733	$25,685,108	$456,296,019
Expenses	419,364,331	156,674,132	9,144,841	585,183,304

Net (Loss) Income	$(67,181,153)	$(78,246,399)	$16,540,267	$(128,887,285)

Total Assets	$502,281,795	$1,553,638,311	$(11,221,919)	$2,044,698,187

	Life	Annuity
2001	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$249,787,787	$103,170,165	$14,742,747	$367,700,699
Expenses	252,057,673	146,653,314	5,905,408	404,616,395

Net (loss) income before cumulative effect of a change in accounting principle	(2,269,886)	(43,483,149)	8,837,339	(36,915,696)
Cumulative effect of a change in accounting principle	—	(3,665,735)	—	(3,665,735)

Net (Loss) Income	$(2,269,886)	$(47,148,884)	$8,837,339	$(40,581,431)

Total Assets	$538,181,649	$1,602,020,485	$170,570,456	$2,310,772,590

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

     Annuity and Life Re America and Annuity and Life Reassurance America, the Company’s United States based subsidiaries, are subject to all applicable Federal and State taxes of the United States. U.S. income taxes applicable to the Company’s U.S. operations are not material to the consolidated financial statements and, therefore, no separate item appears on the income statement or balance sheet. At December 31, 2003 and 2002 the Company had recorded a deferred tax liability of $377,000 and $765,000, respectively, related to U.S. income taxes on unrealized gains on investments held by its U.S. operations. No deferred tax asset or liability related to operating income has been recognized. GAAP stand alone net operating results for the Company’s U.S. operations for the year ending 2003, 2002, and 2001 was a loss of $(12,230,000), a loss of $(781,000), and a gain of $891,000, respectively. The tax basis net operating loss carry forward at December 31, 2003 was $12,559,000, which begins expiring in 2019. The Company does not expect that its future taxable net income will be sufficient to offset its deferred tax asset within a reasonable time period. Therefore, the Company has established valuation allowances of $3,818,000 and $200,000 at December 31, 2003 and 2002, respectively, against its deferred tax asset.

15. Statutory Requirements and Dividend Restrictions

     The Company and Annuity and Life Reassurance are required to comply with the provisions of the Companies Act that regulate the payment of dividends and the making of distributions from contributed surplus. Neither the Company nor Annuity and Life Reassurance may declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (i) the relevant company is, or would be after the payment, unable to pay its liabilities as they become due; or (ii) the realizable value of the relevant company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. As of and since December 31, 2002, the Company has not declared a dividend. The Company’s ability to pay dividends depends on the ability of its operating subsidiaries to pay dividends to the Company, which may be subject to regulatory constraints that affect their ability to pay dividends to the Company.

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

     Annuity and Life Reassurance America, Inc is subject to statutory regulations of the state of Connecticut of the United States that restrict the payment of dividends. It may not pay dividends in any 12-month period in excess of the greater of the statutory net gain from operations for the immediately proceeding calendar year excluding pro rata distributions of any class of Annuity and Life Reassurance America’s securities or 10% of Annuity and Life Reassurance America’s statutory surplus as regards policyholders as of the immediately preceding December 31 at the end of the preceding year, without regulatory approval. At December 31, 2003 the statutory capital and surplus of Annuity and Life Reassurance America was $13,892,000.

     On November 20, 2002, the State of Connecticut Insurance Department and Annuity and Life Reassurance America entered into a letter agreement that acknowledged that the Department was monitoring the financial condition of Annuity and Life Reassurance America and such letter agreement required that certain financial transactions that Annuity and Life Reassurance America enters into, including disposal of assets, payment of dividends and settlement of inter-company balances with Annuity and Life Reassurance, be pre-approved by the Department. In addition, the Department had requested weekly reports from senior management of Annuity and Life Reassurance America on our status and any changes in the status of Annuity and Life Reassurance America. The letter agreement was in effect until March 1, 2004 and was not renewed by the State of Connecticut Insurance Department.

16. Unaudited Quarterly Financial Data

     The unaudited quarterly financial data for the following years ended December 31 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003
Net premiums	$61,365,914	$58,563,721	$28,657,264	$18,385,942
Investment income, net of related expenses	8,158,689	5,734,738	16,250,225	(1,101,429)
Net realized investment gains (losses)	1,663,868	4,896,176	(52,025)	(101,432)
Change in fair value of embedded derivatives	13,754,859	(1,717,537)	2,808,427	1,846,939
Claims and policy benefits	75,089,440	84,425,206	19,075,004	19,413,255
Interest credited to interest sensitive products	4,871,759	4,217,542	7,642,151	(2,750,729)
Policy acquisition & other insurance expenses	52,501,064	44,631,210	22,796,448	8,620,567
Net loss	(52,474,816)	(68,716,440)	(3,786,905)	(7,177,423)
Net loss per common share (diluted)	$(2.03)	$(2.66)	$(0.15)	$(0.28)
2002
Net premiums	$78,006,891	$92,065,743	$84,934,401	$89,090,406
Investment income, net of related expenses	24,589,790	26,366,669	31,127,396	20,055,130
Net realized investment (losses) gains	(321,708)	1,837,672	9,297,351	8,935,951
Net change in fair value of embedded derivatives	1,590,098	(6,566,805)	(13,277,822)	(7,591,580)
Claims and policy benefits	58,815,606	74,443,139	91,381,831	127,768,226
Interest credited to interest sensitive products	17,922,346	20,948,167	18,345,349	14,154,754
Policy acquisition & other insurance expenses	15,636,118	40,571,869	17,492,342	52,177,650
Net income (loss)	10,433,630	(20,293,998)	(19,147,016)	(99,879,901)
Net income (loss) per common share (diluted)	$0.39	$(0.79)	$(0.74)	$(3.88)
2001
Net premiums	$53,513,153	$61,628,943	$66,813,664	$69,837,477
Investment income, net of related expenses	23,089,810	19,605,194	24,239,602	24,194,090
Net realized investment gains (losses)	25,621	320,629	1,078,933	(195,145)
Net change in fair value of embedded derivatives	(148,927)	1,846,981	(5,265,396)	8,596,369
Claims and policy benefits	41,624,668	45,201,447	74,873,807	54,325,088
Interest credited to interest sensitive products	8,291,470	7,797,407	14,401,290	18,768,251
Policy acquisition and other insurance expenses	25,025,150	26,889,334	43,306,421	32,559,644
Net income (loss) before cumulative effect of a change in accounting principle	2,006,770	5,469,204	(42,680,474)	(1,711,196)
Net income (loss) per common share (diluted) before cumulative effect of a change in accounting principle	$0.08	$0.19	$(1.66)	$(0.07)
Cumulative effect of a change in accounting principle	(3,665,735)	—	—	—
Net (loss) income	(1,658,965)	5,469,204	(42,680,474)	(1,711,196)
Net (loss) income per common share (diluted)	$(0.07)	$0.19	$(1.66)	$(0.07)

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SCHEDULE II

BALANCE SHEETS

(Parent Company in U.S. Dollars)

	For the Year Ended December 31,

	2003	2002

Assets
Investment in common stock of subsidiaries (1)	$141,761,304	$271,343,469
Other assets	732,197	—
Cash and cash equivalents	548,664	1,327,501

Total assets	$143,042,165	$272,670,970

Liabilities
Accounts payable and accrued expenses	$7,869,586	$4,334,259

Total Liabilities	$7,869,586	$4,334,259

Stockholders’ Equity
Preferred shares (par value $1.00; 50,000,000 shares authorized; no shares outstanding)	$—	$—
Common shares (par value $1.00; 100,000,000 shares authorized; 26,454,195 and 26,106,328 shares outstanding at December 31, 2003 and December 31, 2002)	26,454,195	26,106,328
Additional paid-in capital	334,418,029	335,334,932
Notes receivable from stock sales	—	(1,626,493)
Unamortized stock based compensation	(1,509,022)	(2,514,693)
Stock warrants	1,250,000	—
Accumulated other comprehensive income	1,840,849	6,162,525
(Deficit)	(227,281,472)	(95,125,888)

Total Stockholders’ Equity	$135,172,579	$268,336,711

Total Liabilities and Stockholders’ Equity	$143,042,165	$272,670,970

(1)	Eliminated on consolidation

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SCHEDULE II

STATEMENT OF OPERATIONS

(Parent Company in U.S. Dollars)

	For the Year Ended December 31,

	2003	2002	2001

Revenues
Interest income	$48,534	$109,796	$225,103

Total Revenues	$48,534	$109,796	$225,103

Expenses
Operating expenses	$5,693,629	$4,145,838	$1,280,215

Net (loss) before equity in (loss) of subsidiary	(5,645,095)	(4,036,042)	(1,055,112)
Equity in (loss) of subsidiaries	(126,510,489)	(124,851,243)	(39,526,319)

Net (loss)	$(132,155,584)	$(128,887,285)	$(40,581,431)

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SCHEDULE II

STATEMENT OF CASH FLOWS

(Parent Company in U.S. Dollars)

	For the Year Ended December 31,

	2003	2002	2001

Operating Activities
Net (loss)	$(132,155,584)	$(128,887,285)	$(40,581,431)
Amortization of stock-based compensation	436,635	774,177	—
Adjustments to reconcile net (loss) to net cash (used) provided by operations:
Equity in loss of subsidiaries	126,510,489	124,851,243	39,526,319
Other assets	(732,197)	—	15,813
Accounts payable	3,535,327	4,070,433	218,733

Net cash (used) provided by operating activities	$(2,405,330)	$808,568	$(820,566)

Investing Activities
Dividends received from subsidiary	$—	$3,660,266	$5,110,000
Return of capital from subsidiary	—	—	2,000,000
Investment in subsidiary	—	—	(5,000,000)

Net cash provided by investing activities	$—	$3,660,266	$2,110,000

Financing Activities
Net proceeds from sale of company stock	$—	$—	$3,156,300
Repayment (issuance) of notes receivable, less accrued interest	1,626,493	(309,234)	49,982
Dividends paid to shareholders	—	(5,173,846)	(5,119,824)

Net cash provided (used) by financing activities	$1,626,493	$(5,483,080)	$(1,913,542)

(Decrease) in cash and cash equivalents	$(778,837)	$(1,014,246)	$(624,108)
Cash and equivalents, beginning of period	1,327,501	2,341,747	2,965,855

Cash and equivalents, end of period	$548,664	$1,327,501	$2,341,747

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

     As of the end of the period covered by this Form 10-K, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting during the period ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by Item 10 is hereby incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission (“the Commission”) pursuant to Regulation 14A within 120 days after December 31, 2003.

Item 11. Executive Compensation.

     The information required by Item 11 is hereby incorporated by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 12 is hereby incorporated by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2003.

Item 13. Certain Relationships and Related Transactions.

     The information required by Item 13 is hereby incorporated by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2003.

Item 14. Principal Accountant Fees and Services.

     The information required by Item 14 is hereby incorporated by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed or incorporated by reference as part of this Form 10-K.

1.	Financial Statements

     The consolidated financial statements of Annuity and Life Re (Holdings), Ltd. and the related auditor’s report listed in the Index to Financial Statements and Financial Statement Schedule appearing on page 62.

2.	Financial Statement Schedule

     The schedule listed in the Index to Financial Statements and Financial Statement Schedule appearing on pages 89.

3.	Exhibits

     The following exhibits are filed or incorporated by reference as part of this Form 10-K:

*2.1	Master Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance Ltd. (the “Operating Company”), Viva Reassurance, Ltd. and XL Life Ltd (Exhibit 2.1 to the Company’s Form 8-K filed on January 16, 2003).

*2.2	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Continental Assurance Company (Exhibit 2.2 to the Company’s Form 8-K filed on January 16, 2003).

*2.3	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Valley Forge Life Insurance Company (Exhibit 2.3 to the Company’s Form 8-K filed on January 16, 2003).

*2.4	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Zurich Life Insurance Company of America (Exhibit 2.4 to the Company’s Form 8-K filed on January 16, 2003).

*2.5	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Fidelity Life Association (Exhibit 2.5 to the Company’s Form 8-K filed on January 16, 2003).

*2.6	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Federal Kemper Life Assurance Company (Exhibit 2.6 to the Company’s Form 8-K filed on January 16, 2003).

*2.7	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Protective Life Insurance Company (Exhibit 2.7 to the Company’s Form 8-K filed on January 16, 2003).

*2.8	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Phoenix Life and Annuity Company (Exhibit 2.8 to the Company’s Form 8-K filed on January 16, 2003).

*2.9	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Phoenix Life Insurance Company (Exhibit 2.9 to the Company’s Form 8-K filed on January 16, 2003).

*2.10	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Empire General Life Assurance Corporation (Exhibit 2.10 to the Company’s Form 8-K filed on January 16, 2003).

*2.11	Novation Agreement, dated as of December 31, 2002, by and among the Operating

Company, XL Life Ltd and PHL Variable Insurance Company (Exhibit 2.11 to the Company’s Form 8-K filed on January 16, 2003).

*2.12	Retrocessional Reinsurance Agreement, dated as of December 31, 2002, by and between the Operating Company and XL Life Ltd (Exhibit 2.12 to the Company’s Form 8-K filed on January 16, 2003).

*2.13	Reinsurance Termination Agreement, dated as of December 31, 2002, by and between the Operating Company and Viva Reassurance, Ltd. (Exhibit 2.13 to the Company’s Form 8-K filed on January 16, 2003).

*2.14	Termination Agreement, dated as of February 14, 2003, by and between the Operating Company and The Ohio National Life Insurance Company (Exhibit 2.1 to the Company’s Form 8-K filed on March 3, 2003).

*3.1	Memorandum of Association, as amended, of the Company (Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-43301, declared effective on April 8, 1998 (the “Registration Statement”)).

*3.2	Bye-Laws, as amended, of the Company (Exhibit 3.1 to the Company’s Form 10-Q filed on May 15, 2002).

*4.1	Form of Amended and Restated Class A Warrant (Exhibit 4.2 to the Registration Statement).

*4.2	Form of Class B Warrant (Exhibit 4.3 to the Registration Statement).

*4.3	Form of Warrant issued to Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company (Exhibit 4 to the Company’s Form 10-Q filed on August 14, 2003).

*†10.1	Amended and Restated Employment Agreement, dated as of July 28, 2003, by and between the Company, the Operating Company and John F. Burke (Exhibit 10.1 to the Company’s Form 10-Q filed on August 14, 2003).

*†10.2	Employment Agreement, dated as of June 10, 2003, among the Company, the Operating Company and Robert Reale (Exhibit 10.2 to the Company’s Form 10-Q filed on August 14, 2003).

*†10.3	Amendment No. 1, dated as of February 1, 1998, to Employment Agreement, dated as of January 8, 1998, among Robert J. Reale, the Company and the Operating Company (Exhibit 10.9 to the Registration Statement).

*†10.4	Employment Agreement, dated as of October 24, 2000, among Patricia E. McWeeney, the Company and the Operating Company (Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2001).

*†10.5	Employment Agreement, dated as of January 2, 2002, among the Company, the Operating Company and William H. Mawdsley, III (Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2002).

*†10.6	Employment Agreement, dated as of July 1, 1999, among Bryan Featherstone, Annuity and Life Re America, Inc. and the Company (Exhibit 10.18 to the Company’s Form 10-K filed on March 29, 2000).

*†10.7	Letter Agreement, dated September 9, 2002, by and between the Company and Frederick S. Hammer (Exhibit 10.1 to the Company’s Form 10-Q filed on November 27, 2002).

*†10.8	Letter Agreement, dated September 9, 2002, by and between the Company and Robert M. Lichten (Exhibit 10.2 to the Company’s Form 10-Q filed on November 27, 2002).

*†10.9	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and John F. Burke. (Exhibit 10.11 to the Company’s Form 10-K filed on April 16, 2003).

*†10.10	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Robert Reale. (Exhibit 10.12 to the Company’s Form 10-K filed on April 16, 2003).

*†10.11	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Gary Scofield. (Exhibit 10.13 to the Company’s Form 10-K filed on April 16, 2003).

*†10.12	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Robert Mills. (Exhibit 10.14 to the Company’s Form 10-K filed on April 16, 2003).

*†10.13	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Rodney Cordle. (Exhibit 10.15 to the Company’s Form 10-K filed on April 16, 2003).

*†10.14	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Richard Tucker. (Exhibit 10.16 to the Company’s Form 10-K filed on April 16, 2003).

*†10.15	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Bryan Featherstone. (Exhibit 10.17 to the Company’s Form 10-K filed on April 16, 2003).

*†10.16	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and William Mawdsley. (Exhibit 10.18 to the Company’s Form 10-K filed on April 16, 2003).

*†10.17	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Patricia McWeeney. (Exhibit 10.19 to the Company’s Form 10-K filed on April 16, 2003).

*†10.18	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and John W. Lockwood. (Exhibit 10.20 to the Company’s Form 10-K filed on April 16, 2003).

*†10.19	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Brian G. Holland. (Exhibit 10.21 to the Company’s Form 10-K filed on April 16, 2003).

*†10.20	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Michael H. Choate. (Exhibit 10.22 to the Company’s Form 10-K filed on April 16, 2003).

*†10.21	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and David A. Van Der Beek. (Exhibit 10.23 to the Company’s Form 10-K filed on April 16, 2003).

*†10.22	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Ava Zils. (Exhibit 10.24 to the Company’s Form 10-K filed on April 16, 2003).

*†10.23	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Paul Widhalm. (Exhibit 10.25 to the Company’s Form 10-K filed on April 16, 2003).

*†10.24	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Carolynne Furhtz. (Exhibit 10.26 to the Company’s Form 10-K filed on April 16, 2003).

*†10.25	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Cindy Madeiros. (Exhibit 10.27 to the Company’s Form 10-K filed on April 16, 2003).

*†10.26	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Ronnie Lewis. (Exhibit 10.28 to the Company’s Form 10-K filed on April 16, 2003).

*†10.27	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Florence Durousseau. (Exhibit 10.29 to the Company’s Form 10-K filed on April 16, 2003).

*†10.28	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Todd Callaway. (Exhibit 10.30 to the Company’s Form 10-K filed on April 16, 2003).

*†10.29	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Linda Sabotka. (Exhibit 10.31 to the Company’s Form 10-K filed on April 16, 2003).

*†10.30	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Michelle Gambardella. (Exhibit 10.32 to the Company’s Form 10-K filed on April 16, 2003).

*†10.31	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Mary Noake. (Exhibit 10.33 to the Company’s Form 10-K filed on April 16, 2003).

*†10.32	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Sylvia Oliveira. (Exhibit 10.34 to the Company’s Form 10-K filed on April 16, 2003).

*†10.33	Initial Stock Option Plan, as amended and restated effective April 29, 1999 (Exhibit 4 to the Company’s Form 10-Q filed on May 10, 1999).

*†10.34	Annuity and Life Re (Holdings), Ltd. Restricted Stock Plan (Exhibit 10.2 to the Company’s Form 10-Q filed on May 15, 2002).

*†10.35	Annuity and Life Re (Holdings), Ltd. Directors Deferred Compensation Plan (Exhibit 10.3 to the Company’s Form 10-Q filed on May 15, 2002).

*10.36	Form of Securities Purchase Agreement entered into between The Prudential Insurance Company of America and the Company, EXEL Limited and the Company, Risk Capital Reinsurance Company and the Company, Insurance Partners, L.P. and the Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.12 to the Registration Statement).

*10.37	Form of Registration Rights Agreement entered into between The Prudential Insurance Company of America and the Company, EXEL Limited and the Company, Risk Capital Reinsurance Company and the Company, Insurance Partners, L.P. and the Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.13 to the Registration Statement).

*10.38	Registration Rights Agreement, dated as of January 9, 1998, between the Company and the holders of the Class A Warrants (Exhibit 10.5 to the Registration Statement).

*10.39	Letter Agreement, dated as of May 1, 2000, among Risk Capital Reinsurance Company, the Company and XL Capital Ltd (Exhibit 10.13 to the Company’s Form 10-K filed on March 15, 2001).

*10.40	Letter Agreement, dated as of March 19, 1998, among Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P. and the Company, which has been assigned to Overseas Partners, Ltd. (Exhibit 10.18 to the Registration Statement).

*10.41	Letter of Intent with XL Life Ltd, dated February 28, 2002, providing catastrophe excess of loss cover (Exhibit 10.4 to the Company’s Form 10-Q filed on May 15, 2002).

*10.42	Letter of Intent with XL Life Ltd, dated as of February 28, 2002, providing $10,000,000 of excess of loss protection for Transamerica Occidental Life LMIG exposure (Exhibit 10.20 to the Company’s Form 10-K filed on March 28, 2002).

**10.43	Retrocession Agreement, dated as of March 27, 2001, between the Company and XL Re Ltd. (Exhibit 10.45 to the Company’s Form 10-K filed on April 16, 2003).

**10.44	Retrocession Agreement, dated as of December 13, 2000, between the Company and XL Mid Ocean Reinsurance Ltd. (Exhibit 10.46 to the Company’s Form 10-K filed on April 16, 2003).

*10.45	Letter of Intent with XL Mid Ocean Reinsurance Ltd, dated as of April 13, 2000. (Exhibit 10.47 to the Company’s Form 10-K filed on April 16, 2003).

*10.46	Agreement, dated as of December 23, 1997, between Inter-Atlantic Securities Corp. and the Company (Exhibit 10.4 to the Registration Statement).

*10.47	Letter Agreement, dated as of December 23, 1997, between Prudential Securities Incorporated and the Company and related indemnification agreement (Exhibit 10.17 to the Registration Statement).

*10.48	Recapture Agreement and General Release of Guaranteed Minimum Death Benefit Reinsurance Agreements, dated as of June 30, 2003, among Hartford Life and Annuity Insurance Company, Hartford Life Insurance Company and the Operating Company

(Exhibit 10.3 to the Company’s Form 10-Q filed on August 14, 2003).

*10.49	Settlement and Commutation Agreement, dated as of November 4, 2003, by and among XL Life Ltd, XL Re Ltd (formerly known as XL MidOcean Reinsurance Ltd), the Operating Company and the Company (Exhibit 10.3 to the Company’s Form 10-Q filed on November 14, 2003).

*21.1	Subsidiaries of the Company (Exhibit 21.1 to the Company’s Form 10-K filed on March 15, 2001).

23.1	Consent of KPMG (Independent Accountants).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.

*	Previously filed with the Commission and incorporated herein by reference.

**	Previously filed with the Commission and incorporated herein by reference. Material in this document was omitted pursuant to a confidential treatment request. The omitted material was filed separately with the Commission.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)  Reports on Form 8-K – Current Report dated November 13, 2003 was filed with the Commission on November 14, 2003, reporting “Results of Operations and Financial Condition” under Item 12.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

Date: March 15, 2004	By:	/s/ John F. Burke

	Name:	John F. Burke
	Title:	Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date
/s/ John F. Burke John F. Burke, Chief Executive Officer and Director	March 15, 2004

/s/ John W. Lockwood John W. Lockwood, Chief Financial Officer and Principal Accounting Officer	March 15, 2004

Frederick S. Hammer, Non-Executive Chairman and Director

/s/ Robert M. Lichten Robert M. Lichten, Non-Executive Deputy Chairman and Director	March 15, 2004

/s/ Martin A. Berkowitz Martin A. Berkowitz, Director	March 15, 2004

/s/ Albert R. Dowden Albert R. Dowden, Director	March 15, 2004

Michael P. Esposito, Jr., Director

/s/ Lee M. Gammill, Jr. Lee M. Gammill, Jr., Director	March 15, 2004

Signature	Date

/s/ Robert P. Johnson Robert P. Johnson, Director	March 15, 2004

/s/ Henry C.V. Keeling Henry C.V. Keeling, Director	March 15, 2004

/s/ Jerry S. Rosenbloom Jerry S. Rosenbloom, Director	March 15, 2004

Jeffrey D. Watkins, Director

/s/ Jon W. Yoskin, II Jon W. Yoskin, II, Director	March 15, 2004