Form 10-K/A
period 2003-12-31
ANNUITY & LIFE RE HOLDINGS LTD
filed 2004-04-29
CIK 1051628

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

DOCUMENTS INCORPORATED BY REFERENCE.

      None.

EXPLANATORY NOTE

      Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Annuity and Life Re (Holdings), Ltd. (the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 by adding information required by Items 10, 11, 12, 13 and 14 of Part III and by amending Item 9A of Part II and Item 15 of Part IV. Except for the additional information included in Item 9A, this Amendment does not update information that was presented in the Company’s original Annual Report on Form 10-K filed on March 15, 2004 to reflect recent developments that have occurred since that date. Additional information about the Company can be found in other filings it has made with the Securities and Exchange Commission (the “Commission”). In particular, the Company notes that it filed a Current Report on Form 8-K dated March 30, 2004 regarding the decision of the Company’s independent auditor, KPMG in Bermuda, to not seek re-election as the Company’s independent auditor for the year ending December 31, 2004. The March 30, 2004 Form 8-K includes a discussion of a reportable condition identified in a letter from KPMG to the Company dated March 24, 2004, which was reported in the Form 8-K as a reportable event (as defined in Item 304(a)(v) of Regulation S-K). A discussion of this reportable event is also included in Item 9A of this Amendment. The Company also filed a Current Report on Form 8-K dated April 22, 2004 announcing that, effective April 21, 2004, the Audit Committee of the Company’s Board of Directors engaged Marcum & Kliegman LLP as the Company’s independent auditor for the year ending December 31, 2004, subject to ratification by the Company’s shareholders at the Company’s next annual meeting of shareholders.

PART II

Item 9A.	Controls and Procedures.

      As of the end of the period covered by the Company’s original Form 10-K, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting during the period ended December 31, 2003 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

      In a letter dated March 24, 2004, which was delivered after the filing of the Company’s original Form 10-K on March 15, 2004, KPMG in Bermuda, the Company’s independent auditor for the year ended December 31, 2003, advised the Company’s management and audit committee of a “reportable condition” under standards established by the American Institute of Certified Public Accountants. The reportable condition related primarily to the size of the Company’s financial department and the complexity of the accounting process for the Company’s annuity reinsurance contract with Transamerica Occidental Life Insurance Company (“Transamerica”). KPMG recommended that the Company simplify the accounting process for the contract and strengthen its review procedures to include quarterly reconciliations of a single set of accounting records to settlement reports provided by Transamerica and independent reviews of accounting entries relating to the contract.

      The Company’s Chief Executive Officer and Chief Financial Officer have considered the points raised in KPMG’s letter and have concluded that they are not indicative of a deficiency in the Company’s system of disclosure controls and procedures that were in place as of December 31, 2003 and at the time the original Form 10-K was filed. However, in response to KPMG’s letter, the Company has instituted a process requiring formal review of each entry in its general ledger relating to its Transamerica contract by both its Chief Executive Officer and Chief Financial Officer, and has modified its procedures to better document the completion of such reviews. The Company is also now in discussions with an internationally recognized accounting firm to provide additional financial staffing support to the Company. These efforts are in addition to the process of reviewing, assessing, and formalizing the Company’s internal controls in light of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which the Company had commenced prior to the receipt of KPMG’s March 24, 2004 letter.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Directors

      The following provides the name, principal occupation and other pertinent information concerning the current directors of the Company.

      Martin A. Berkowitz, age 55, has served as a director of the Company since being appointed by the Board in 2003. In March 2004, Mr. Berkowitz was named President and Chief Executive Officer of the National Veterans Business Development Corporation, a provider of assistance to small businesses owned by veterans, where he had served as Senior Vice President and Chief Financial Officer since January 2001. From November 2000 through January 2001, Mr. Berkowitz was an independent consultant. Prior thereto, Mr. Berkowitz held various positions, including as a Senior Vice President and as Principal Controller, at Prudential Insurance Company of America Inc., a financial services company. He currently serves on the Board of Directors of Plinex, Inc.

      John F. Burke, age 49, has served as a director of the Company since 2003, and is President and Chief Executive Officer of the Company. Mr. Burke was hired as the Company’s Chief Financial Officer in September 2001 and assumed responsibility as the Company’s President and Chief Executive Officer effective February 2003. Mr. Burke ceased being Chief Financial Officer of the Company on February 18, 2004 upon the appointment of John W. Lockwood to that office. Mr. Burke has worked in the insurance industry for over 25 years and held multiple positions with The Hartford Insurance Group beginning in 1982, and served as President of Hartford Financial Services Fidelity and Surety operations from 1997 to 1998. Mr. Burke also provided consulting services to Funds Express and served as President of FX Insurance Agency, an Internet start up company, in 1999. From 2000 to 2001, Mr. Burke served as Director of Business Development, Financial Services, at IONA Technologies, an e-business infrastructure company.

      Albert R. Dowden, age 62, has served as a director of the Company since 2003. Prior to his retirement in 1998, Mr. Dowden served as President and Chief Executive Officer of Volvo Group North America, Inc. and Senior Vice President of its Swedish parent company, AB Volvo. Prior to joining Volvo in 1974 as General Counsel to its North American operations, he practiced law with the New York based international law firm of Rogers & Wells (now Clifford Chance). Mr. Dowden currently serves as a Director of the AIM/ Invesco Mutual Funds and Magellan Insurance, a Bermuda based reinsurance company, and is a founder and Managing Director of The Boss Group, a Houston and London based private investment and management firm. Mr. Dowden also serves as Chairman of The Cortland Trust, a New York based money market fund. He also serves as a director or chairman of various New York based, and as well as internationally focused, charities. Mr. Dowden had previously served as a director of the Company from 1998 to 2000.

      Michael P. Esposito, Jr., age 64, has served as a director of the Company since its formation in 1997. He has been non-executive Chairman of the Board of XL Capital Ltd since 1995 and a director since 1986. He also serves as a director of Forest City Enterprises, Inc. and Sedgewick CMS Holdings, Inc. Mr. Esposito served as Co-Chairman of Inter-Atlantic Capital Partners, Inc. from 1998 to 2000, having previously served as Vice Chairman from 1994 to 1998. Inter-Atlantic provides investment banking services for insurance companies and other financial services firms. Mr. Esposito served as Executive Vice President and Chief Corporate Compliance, Control and Administration Officer of The Chase Manhattan Corporation from 1992 to 1995, having previously served as Executive Vice President and Chief Financial Officer from 1987 to 1992.

      Lee M. Gammill, Jr., age 69, has served as a director of the Company since 1998. Since 1997, Mr. Gammill has served as Chairman of the Gammill Group, a provider of financial and consulting services to the insurance industry. From 1994 to 1997, Mr. Gammill served as Vice Chairman of the Board of New York Life Insurance Company, where he was employed for more than 40 years. He currently serves as a trustee of the American College Foundation and as a director of Sigaba Corporation.

      Frederick S. Hammer, age 67, has served as Chairman of the Board and a director of the Company since its formation in 1997. Mr. Hammer has been Co-Chairman of Guggenheim Securities, LLC, formerly known as Inter-Atlantic Securities Corp., LLC, and of Inter-Atlantic Capital Partners, Inc., since 1998. Guggenheim and Inter-Atlantic provide investment banking services for insurance companies and other financial services firms. He previously served as a Vice-Chairman of Inter-Atlantic from 1994 to 1998. He currently serves as a director of Tri-Arc Financial Services, Inc. and as a trustee of the Madison Square Boys and Girls Club and ING Clarion Real Estate Funds. Mr. Hammer served as Chairman and Chief Executive Officer of Mutual of America Capital Management Corporation from 1993 to 1994 and as President of SEI Asset Management Group from 1989 to 1993. From 1985 to 1989, Mr. Hammer was Chairman and Chief Executive Officer of Meritor Savings Bank, and prior thereto he was an Executive Vice President of The Chase Manhattan Corporation, where he was responsible for its global consumer activities.

      Robert P. Johnson, age 58, has served as a director of the Company since 2003. Since March 2002, Mr. Johnson has been an independent consulting actuary. Mr. Johnson was President and Chief Executive Officer of Hamilton Harbour Re from August 2000 through February 2002 and was President and Chief Executive Officer of Marathon Re from January 2000 through July 2000; both Hamilton Harbour Re and Marathon Re were start up insurance companies for which capital raising plans were unsuccessful. From 1993 through December 1999, Mr. Johnson was an independent consulting actuary. Prior thereto, from 1971 through 1993, Mr. Johnson held various positions at North American Reinsurance Corporation and its affiliate, North American Reassurance Company, including Executive Vice President of Atrium Corporation, a subsidiary of North American Reinsurance. Mr. Johnson is a Fellow of the Society of Actuaries.

      Henry C. V. Keeling, age 49, has served as a director of the Company since 2003. Mr. Keeling has been Executive Vice President and Chief Executive of Reinsurance Operations at XL Capital Ltd, a diversified Bermuda-based insurer and reinsurer, and Chief Executive Officer of XL Re Ltd since August 1998. Mr. Keeling held various positions with Mid Ocean Reinsurance (now XL Re Ltd) from 1993 to 1998, most recently serving as its President and Chief Operating and Underwriting Officer. He previously served as a director of Taylor Clayton (Underwriting Agencies) Ltd and Deputy Underwriter of Syndicate 51 at Lloyd’s from 1984 through 1992. Mr. Keeling also serves as a Director of various XL affiliated companies, including XL Re Latin America Ltd, and is Chairman of XL Re Insurance America, Inc. and XL Re Europe as well as several other XL affiliated companies. Mr. Keeling was nominated to become a director of the Company by XL Capital Ltd, which has the right to nominate one director for so long as it owns at least 500,000 Common Shares of the Company.

      Robert M. Lichten, age 63, has served as Deputy Chairman of the Board and a director of the Company since its formation in 1997. Mr. Lichten has been Co-Chairman of Guggenheim Securities, LLC, formerly known as Inter-Atlantic Securities Corp., LLC, and of Inter-Atlantic Capital Partners, Inc. since 1998. Guggenheim and Inter-Atlantic provide investment banking services for insurance companies and other financial services firms. He previously served as a Vice-Chairman of Inter-Atlantic from 1994 to 1998. He currently serves as a director of Magellan Insurance, XL Capital Assurance, which is a United States-based subsidiary of XL Capital Ltd, and Industry Leaders Fund, as well as a trustee of Manhattan College. Mr. Lichten served as a Managing Director of Smith Barney Inc. from 1990 to 1994 and as a Managing Director of Lehman Brothers Inc. from 1988 to 1990. Prior thereto, he served as an Executive Vice President of The Chase Manhattan Corporation, where he was responsible for asset liability management and was President of The Chase Investment Bank.

      Jerry S. Rosenbloom, age 64, has served as a director of the Company since 1998. Mr. Rosenbloom is the Frederick H. Ecker Emeritus Professor of Insurance and Risk Management at the Wharton School of the University of Pennsylvania where he has been since 1974. He currently serves as a director of Harleysville Insurance Group, and as a trustee of Century Shares Trust Mutual Fund and MBIA Closed End Municipal Bond Fund.

      Jeffrey D. Watkins, age 43, has served as a director since 2003. Mr. Watkins is currently the President of Prescott Group Capital Management, LLC, a registered investment advisor, and serves as the co-manager of the Prescott Tradition Fund, L.P. and Prescott Mid Cap, L.P. Prior to joining Prescott in July 2001, Mr. Watkins served for 18 years as a portfolio manager for Capital Advisors, Inc., a registered investment advisor, located in Tulsa, Oklahoma.

      Jon W. Yoskin, II, age 64, has served as a director of the Company since 1998. Mr. Yoskin has been Chairman of the Board and Chief Executive Officer of Tri-Arc Financial Services, Inc., an insurance broker, since 1988, and has served as Chairman of the Board and Chief Executive Officer of Magellan Insurance Company, Ltd. since 1996.

      The terms for Martin A. Berkowitz, Michael P. Esposito, Jr., Robert P. Johnson, Jerry S. Rosenbloom and Jeffrey D. Watkins will expire at the 2004 annual meeting of shareholders. Mr. Rosenbloom has chosen not to stand for re-election at that annual meeting. The terms for Albert R. Dowden, Lee M. Gammill, Jr., Frederick S. Hammer and Jon W. Yoskin, II will expire at the 2005 annual meeting of shareholders. The terms for John F. Burke, Henry C. V. Keeling and Robert M. Lichten will expire at the 2006 annual meeting of shareholders.

Executive Officers

      The following provides the name, principal occupation and other pertinent information concerning the executive officers of the Company who do not also serve as directors; information concerning Mr. Burke is set forth above under “— Directors.”

      John W. Lockwood, age 46, became Chief Financial Officer of the Company and Annuity and Life Reassurance, Ltd., a wholly owned subsidiary of the Company, in February 2004. Mr. Lockwood joined Annuity and Life Re America, Inc., the Company’s United States-based subsidiary, in December 1999, as Controller and Treasurer. From October 1998 until November 1999, Mr. Lockwood was the Director of Statutory Reporting and Reinsurance Accounting at Hartford Steam Boiler Inspection and Insurance Company, a property and casualty insurance company. Mr. Lockwood is currently Vice President of and oversees the Company’s United States operations. Mr. Lockwood has 20 years of experience in the life insurance industry and held various positions over a 10 year period with Security-Connecticut Life Insurance Company, including Controller and Corporate Risk Officer. Mr. Lockwood is a graduate of Central Connecticut State University (B.S. Accounting, 1980) and University of Hartford (M.S. Taxation, 1996) and passed the uniform certified public accountant examination in 1988. Mr. Lockwood is also a Fellow of the Life Office Management Institute of the Life Office Management Association.

      Robert J. Reale, age 47, has been a Senior Vice President and the Chief Underwriter of the Company since 1998. Mr. Reale, who has over 23 years of experience in the insurance and reinsurance industries, was a consultant at Tillinghast Towers Perrin, a consulting and actuarial company, from 1997 to 1998. He served as a Vice President of Swiss Re Life & Health America, Inc. from 1989 to 1997 and as the President of Swiss-Am Reassurance Company and Atlantic International Reinsurance Company (Barbados), two companies affiliated with Swiss Re, from 1995 to 1996. Mr. Reale has been a Fellow of the Society of Actuaries since 1986.

      William H. Mawdsley, III, age 52, became Vice President of the Company and Chief Actuary of Annuity and Life Reassurance, Ltd., a wholly owned subsidiary of the Company, in January 2002. Mr. Mawdsley has over 25 years of experience in the life insurance and annuity industries, and held multiple positions with Allmerica Financial from 1973 through October 2001. At Allmerica, Mr. Mawdsley’s responsibilities included all actuarial aspects of individual insurance, and he focused on new individual product development and pricing. Mr. Mawdsley has been a Fellow of the Society of Actuaries since 1976, a Member of the American Academy of Actuaries since 1979, and a Chartered Life Underwriter since 1982.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons beneficially owning more than ten percent of a registered class of the Company’s equity securities (collectively, the “Covered Persons”) to file reports of ownership and changes in ownership of the Company’s securities with the Commission. Copies of such reports also must be provided to the Company.

      Based solely upon the Company’s review of the reports provided to the Company or filed with the Commission, and written representations of certain Covered Persons that no other reports were required, to the Company’s knowledge, all of the Section 16(a) filings required to be made by Covered Persons during 2003 were made on a timely basis.

      The Company’s non-employee directors have in the past been eligible to defer any compensation they were entitled to receive pursuant to the Company’s Director’s Voluntary Deferred Compensation Plan (the “Director’s Deferred Plan”). All amounts deferred pursuant to the Director’s Deferred Plan were placed in an account, the value of which fluctuated based on the performance of an amount of the Company’s common shares that could have been purchased with the deferred amounts on the date of deferral. Although all benefits under the Director’s Deferred Plan are paid in cash at the time the participating director’s service to the Company ends, the participating directors are required to report information regarding the common shares on which the value of their deferral accounts are based pursuant to Section 16(a). This information was reported by each participating director on a Form 4 when the Company booked the accruals and determined the number of common shares that could have been purchased based on the closing price of the Company’s common shares on the date of each deferral. The Director’s Deferred Plan was closed to additional deferrals in 2003.

Corporate Governance

Independence

      The Board of Directors has adopted categorical standards for determining director independence. To satisfy these categorical standards, a director must not have a “material relationship” (e.g., a commercial, banking, consulting, legal, accounting, charitable or familial relationship) with the Company and must otherwise satisfy the independence requirements of the listing standards of the New York Stock Exchange (the “NYSE”). The Company has defined a material relationship to be one that requires disclosure as a related party transaction under Commission rules and regulations. Based on these categorical standards, the Board has determined that a majority of its directors are independent (Messrs. Berkowitz, Dowden, Gammill, Hammer, Johnson, Lichten, Rosenbloom, Watkins and Yoskin).

Committees of the Board

      The Board has an Audit, Compensation, Corporate Governance, Executive, Finance and Investment, Litigation and Strategic Review Committee. Each committee reports to the Board. In addition, following the resignation of the Company’s former Chief Executive Officer in 2002, the Board appointed a Transition Committee consisting of Messrs. Hammer and Lichten to oversee the operations of the Company until a new Chief Executive Officer was selected. The Transition Committee was dissolved in February 2003 when Mr. Burke assumed responsibility as the Chief Executive Officer of the Company.

      Audit Committee. The Board has appointed an Audit Committee to assist the Board in its oversight of (i) the integrity of the Company’s financial statements; (ii) the independent auditor’s qualifications, independence and performance; (iii) the performance of the Company’s internal audit function; and (iv) the Company’s compliance with legal and regulatory requirements. The Audit Committee presently consists of five directors (Messrs. Dowden (Chairman), Berkowitz, Gammill, Johnson and Rosenbloom), each of whom is independent as independence is defined under the NYSE’s listing standards and the rules and regulations of the Commission. In addition, Mr. Hammer, as the Chairman of the Board, is invited to attend all Audit Committee meetings. The Board has determined that Mr. Berkowitz qualifies as an “audit committee financial expert,” as defined by Commission regulations. During 2003, the Audit Committee met eleven times. The Audit Committee has a written charter, which is posted on the Company’s website at www.alre.bm.

      Compensation Committee. The Board has appointed a Compensation Committee to review the performance of corporate officers and the Company’s compensation policies and procedures and to make recommendations to the Board with respect to such policies and procedures. The Compensation Committee also administers the stock option and incentive compensation plans of the Company and evaluates the compensation paid to directors. The Compensation Committee presently consists of five directors (Messrs. Gammill (Chairman), Berkowitz, Rosenbloom, Watkins and Yoskin), each of whom is independent as independence is determined under the NYSE’s listing standards. In addition, Mr. Hammer, as the

Chairman of the Board, is invited to attend all Compensation Committee meetings. During 2003, the Compensation Committee met eleven times. The Compensation Committee has a written charter, which is posted on the Company’s website at www.alre.bm.

      Corporate Governance Committee. The Board has appointed a Corporate Governance Committee to (i) identify and recommend to the Board qualified nominees for directors, members and chairpersons of the Board’s various committees and candidates to fill Board and committee vacancies; (ii) develop a Code of Business Conduct and Ethics applicable to the directors, officers and employees for the Board’s adoption, and monitor compliance with that Code; (iii) develop Corporate Governance Guidelines for the Board’s adoption, and monitor the Company’s approach to corporate governance issues; and (iv) oversee the evaluation of the effectiveness and contributions of management and of the Board, its committees and individual directors. The Corporate Governance Committee presently consists of four directors (Messrs. Rosenbloom (Chairman), Dowden, Johnson and Yoskin), each of whom is independent as independence is determined under the NYSE’s listing standards. During 2003, the Corporate Governance Committee met six times. The Corporate Governance Committee has a written charter, which is posted on the Company’s website at www.alre.bm. The Company’s Code of Business Conduct and Ethics and Corporate Governance Guidelines also are posted on the Company’s website.

      Executive Committee. The Board has appointed an Executive Committee to exercise all of the authority of the Board between meetings of the full Board. The Executive Committee does not, however, have authority to take any action on matters committed or reserved by Bermuda law, the Company’s Bye-Laws or resolution of the Board to the full Board or another of its committees. The Executive Committee regularly reviews the Company’s business and reports or makes recommendations to the Board thereon. The Executive Committee presently consists of six directors (Messrs. Hammer (Chairman), Dowden, Esposito, Gammill, Lichten and Rosenbloom). During 2003, the Executive Committee met three times.

      Finance and Investment Committee. The Board has appointed a Finance and Investment Committee to establish and monitor the Company’s investment policies and the performance of the Company’s investment manager. The Finance and Investment Committee presently consists of seven directors (Messrs. Lichten (Chairman), Berkowitz, Burke, Esposito, Hammer, Keeling and Watkins). During 2003, the Finance and Investment Committee met five times.

      Litigation Committee. The Board established a Litigation Committee in August 2003 to monitor a purported class action lawsuit filed against the Company and to provide any recommendations thereon to the full Board. The Litigation Committee presently consists of five directors (Messrs. Rosenbloom (Chairman), Dowden, Gammill, Lichten and Yoskin). During 2003, the Litigation Committee met one time.

      Strategic Review Committee. The Board has appointed a Strategic Review Committee to review and advise the Company with respect to the Company’s capital raising efforts, as well as other strategic alternatives that may arise, including any sale or merger of the Company. The Strategic Review Committee presently consists of six directors (Messrs. Esposito (Chairman), Burke, Hammer, Lichten, Rosenbloom and Watkins). During 2003, the Strategic Review Committee met six times.

Information Concerning Meetings

      The Board held fourteen meetings during 2003. Each director attended at least 75% of the aggregate meetings of the Board and the committees of which he was a member during 2003. In addition, the non-management directors routinely met in executive session without members of management present. Mr. Hammer, as non-management Chairman of the Board, served as the presiding director for these executive sessions.

      The Board encourages directors to attend each annual meeting of the Company’s shareholders. Nine of the directors attended last year’s annual meeting.

Director Nominations

      The Corporate Governance Committee recommends director nominees to the full Board. The Corporate Governance Committee seeks individuals who are qualified to be directors, and if needed, will use a third party search firm to assist in finding director candidates. The Corporate Governance Committee has established certain minimum qualifications that each individual director candidate must possess. These qualifications include that each director candidate: (a) should be an individual of the highest character and integrity; (b) should have sufficient experience to enable the director to make a meaningful contribution to the Company and the Board; (c) should be chosen without regard to sex, race, religion, national origin or age; and (d) should have sufficient time available to devote to the affairs of the Company to carry out the responsibilities of a director. After determining that a director candidate meets these qualifications, the Corporate Governance Committee will review with the Board the requisite skills and characteristics of the potential new director, as well as the composition of the Board as a whole. This review will include an assessment of the director’s qualification as an independent director, as well as considerations of diversity, skills and experience in the context of the overall needs of the Board.

      The Corporate Governance Committee will consider director candidates recommended by shareholders in the same manner as set forth above, if the recommendation is accompanied by sufficient information to assess the candidate’s qualifications and contains the candidate’s consent to serve as a director if elected. Shareholder recommendations may be submitted in writing to the Corporate Governance Committee, at Annuity and Life Re (Holdings), Ltd., Cumberland House, Victoria Street, Hamilton, HM 11, Bermuda. Shareholder recommendations must be made in accordance with the Company’s Bye-laws and the notice provisions that will be set forth in the Company’s definitive proxy statement relating to its 2004 annual meeting of shareholders.

      No third parties were engaged to evaluate or assist in identifying potential director nominees in 2003. Martin A. Berkowitz, who was appointed as a director in 2003 to fill a vacancy on the Board, was initially identified by the director whose departure from the Board created the vacancy. Mr. Berkowitz was formally recommended by the Corporate Governance Committee to the Board to fill that vacancy.

Shareholder Communications with the Board

      Shareholders may communicate directly with members of the Company’s Board of Directors by writing, as applicable, to the full Board, a particular committee or a specific director c/o Annuity and Life Re (Holdings), Ltd., Cumberland House, 1 Victoria Street, Hamilton, HM 11, Bermuda.

Item 11.	Executive Compensation.

      The following table sets forth certain information for the Company’s last three fiscal years concerning the annual and long-term compensation paid to (i) those individuals who served as the Company’s principal executive officers for portions of 2003, including Frederick S. Hammer and Robert M. Lichten, former Co-Chairpersons of the Transition Committee of the Board of Directors, and John F. Burke, the Company’s current Chief Executive Officer; (ii) the Company’s two remaining executive officers as of December 31, 2003; and (iii) Patricia McWeeney, the Company’s former Chief Investment Officer, and Bryan Featherstone, the former President and Chief Executive Officer of the Company’s United States operations (collectively, the “Named Officers”).

						Long-Term
						Compensation
			Annual Compensation
						Restricted	Securities
					Other Annual	Share	Underlying	All Other
Name	Principal Position	Year	Salary	Bonus(1)	Compensation(2)	Awards(3)	Options	Compensation(4)

John F. Burke	Chief Executive Officer,	2003	$458,333	$425,000	$120,000	$200,000	250,000	$45,833
	Chief Financial Officer	2002	$229,167	$425,000	$101,000	$384,070	40,000	$22,917
	and Secretary(5)	2001	$58,333	$75,000	$20,833	$0	35,000	$5,833
Robert J. Reale	Senior Vice President and	2003	$335,000	$410,000	$120,000	$0	0	$33,500
	Chief Underwriter	2002	$319,167	$185,383	$120,000	$455,352	30,000	$31,917
		2001	$295,833	$150,000	$120,000	$0	0	$29,583
William Mawdsley	Vice President and	2003	$190,000	$130,000	$100,000	$72,000	0	$19,000
	Chief Actuary(6)	2002	$175,000	$70,000	$100,000	$243,042	10,000	$17,500
		2001	$0	$0	$0	$0	0	$0
Patricia McWeeney	Former Vice President	2003	$193,333	$40,000	$100,000	$0	0	$18,333
	and Chief Investment	2002	$211,667	$20,000	$120,000	$184,564	10,000	$21,167
	Officer(7)	2001	$195,000	$50,000	$118,333	$0	10,000	$19,500
Bryan Featherstone	Former President and Chief	2003	$180,833	$50,000	$0	$0	0	$188,583
	Executive Officer of Annuity	2002	$295,333	$25,000	$0	$356,410	20,000	$29,533
	and Life Re America(8)	2001	$272,500	$100,000	$0	$0	20,000	$27,250
Frederick S. Hammer	Former Co-Chairperson	2003	$158,250	$0	$0	$0	0	$0
	of the Transition	2002	$241,875	$0	$0	$0	0	$0
	Committee(9)	2001	$0	$0	$0	$0	0	$0
Robert M. Lichten	Former Co-Chairperson	2003	$154,750	$0	$0	$0	0	$0
	of the Transition	2002	$225,000	$100,000	$0	$0	0	$0
	Committee(10)	2001	$0	$0	$0	$0	0	$0

(1)	The amounts listed as bonuses for 2002 and 2003 are cash bonuses earned in each of those respective years. A portion of the amounts listed as bonuses were paid during subsequent fiscal years.

(2)	The amounts listed represent housing and travel allowances paid pursuant to employment agreements.

(3)	Represents the dollar value of restricted share awards made to the Company’s employees during 2002 and 2003, as issued under the Company’s Restricted Stock Plan, based on the closing market price of the Common Shares on the grant dates. Dividends, if declared, will be paid on the restricted shares. During 2002, the Company made two awards of an aggregate 401,000 restricted shares to its employees. The shares granted under the first award in 2002 vest on February 12, 2005, the third anniversary of the grant date. The shares granted under the second award in 2002 vest in three equal annual installments commencing on September 30, 2003, the first anniversary of the grant date. However, if there is a “Change in Control,” as defined in the Restricted Stock Plan, the restricted shares will immediately vest. During 2003, the Company made additional awards of an aggregate 545,000 restricted shares to its employees. The shares granted under the 2003 awards vest in three equal annual installments commencing on September 25, 2004, the first anniversary of the grant date, but will vest immediately upon a Change of Control. The number and value of the aggregate restricted share holdings at December 31, 2003 for these awards to the Named Officers are as follows: Mr. Burke: 238,500 shares valued at $329,130; Mr. Reale: 46,600 shares valued at $64,308; Mr. Mawdsley: 86,100 shares valued at $118,818; Ms. McWeeney: 6,666 shares valued at $9,200; and Messrs. Featherstone, Hammer and Lichten: 0 shares. Aggregate market value is based on the closing market price of the Company’s Common Shares on December 31, 2003, which was $1.38.

(4)	The amounts listed include payments to the Company’s defined contribution retirement program, and with respect to Mr. Featherstone, severance payments in 2003.

(5)	Effective February 28, 2003, Mr. Burke assumed responsibility as President and Chief Executive Officer of the Company; he continued to serve as Chief Financial Officer and Secretary of the Company for the duration of the year. Mr. Burke ceased being Chief Financial Officer on February 18, 2004 upon the appointment of John W. Lockwood to that office. Mr. Burke became an employee of the Company on September 17, 2001.

(6)	Mr. Mawdsley become an employee of the Company on January 2, 2002.

(7)	Ms. McWeeney’s employment contract was not renewed upon its expiration on October 31, 2003, at which time she ceased being an employee of the Company. All of her unexercised options and unvested restricted stock grants were cancelled as of that date.

(8)	Mr. Featherstone left the Company on July 31, 2003. All of his unexercised options and unvested restricted stock grants were cancelled as of that date.

(9)	Compensation listed for 2003 and 2002 includes $78,750 and $81,875, respectively, of fees paid to Mr. Hammer for his service as a non-employee member of the Board. The balance of the compensation listed represents fees paid to Mr. Hammer for service as a member of the Transition Committee of the Board. All of Mr. Hammer’s fees for 2002 and a portion of 2003 were deferred pursuant to the Company’s Directors’ Voluntary Deferred Compensation Plan, except that, at Mr. Hammer’s request, half of the fees for his service on the Transition Committee were paid to his employer, Guggenheim Securities LLC, and were settled in cash. Fees paid to Mr. Hammer for service as a director during 2001 are not reflected in this table.

(10)	Compensation listed for 2003 and 2002 includes $74,250 and $65,000, respectively, of fees paid to Mr. Lichten as a non-employee member of the Board. The balance of the compensation listed represents fees paid to Mr. Lichten for service as a member of the Transition Committee of the Board. At Mr. Lichten’s request, half of the fees for his service on the Transition Committee were paid to his employer, Guggenheim Securities LLC, and were settled in cash. The remainder of such fees have been deferred pursuant to the Company’s Directors’ Voluntary Deferred Compensation Plan. Fees paid to Mr. Lichten for service as a director during 2001 are not reflected in this table.

Option Grants in 2003

					Potential Realizable
					Value at Assumed
					Annual Rate of
	Number of				Common Share Price
	Common Shares	Percent of			Appreciation for Option
	Underlying	Total Options	Exercise		Term(2)
	Options	Granted to	Price per
Name	Granted	Employees	Share(1)	Expiration Date	5%	10%

John F. Burke(3)	250,000	100.0%	$1.00	February 28, 2013	$124,646	$346,561
Robert J. Reale	—	—	—	—	—	—
William H. Mawdsley	—	—	—	—	—	—
Bryan Featherstone	—	—	—	—	—	—
Patricia E. McWeeney	—	—	—	—	—	—
Frederick S. Hammer(4)	2,500	N/A	$1.13	June 3, 2013	$1,777	$4,502
Robert M. Lichten(4)	2,500	N/A	$1.13	June 3, 2013	$1,777	$4,502

(1)	Represents the exercise price per Common Share, which is the greater of (i) the closing price of the Common Shares on the date of grant or (ii) the par value of the Common Shares.

(2)	The assumed annual rates of Common Share appreciation are provided for illustrative purposes only, in accordance with the rules and regulations of the Commission, and should not be construed as expected appreciation rates for the price of the Company’s Common Shares. The potential realizable value of Mr. Burke’s options is based on the closing price of the Common Shares on the grant date, February 28, 2003, which was $0.92.

(3)	The options become exercisable in equal increments on each of February 28, 2004, 2005, and 2006. Vesting is accelerated upon the officer’s death or disability and upon a change in control of the Company.

(4)	The amounts included in the table for Messrs. Hammer and Lichten represent options granted in connection with their service as non-employee members of the Board. These options are currently exercisable. No options were granted in connection with their service as members of the Transition Committee of the Board.

Aggregated Option Exercises in 2003 and 2003 Year-End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares		Options at Fiscal Year End		at Fiscal Year End(1)
	Acquired on	Value
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

John F. Burke	—	—	36,667	288,333	—	$95,000
Robert J. Reale	—	—	213,500	20,000	—	—
William H. Mawdsley	—	—	3,333	6,667	—	—
Bryan Featherstone	—	—	—	—	—	—
Patricia E. McWeeney	—	—	—	—	—	—
Frederick S. Hammer(2)	—	—	12,000	—	$625	—
Robert M. Lichten(2)	—	—	12,000	—	$625	—

(1)	The value of unexercised options is based on the difference between the exercise price and the closing price of the Company’s Common Shares on December 31, 2003, which was $1.38.

(2)	Includes options that were granted to Messrs. Hammer and Lichten in connection with their service as non-employee members of the Board. No options were granted in connection with their service as members of the Transition Committee of the Board.

Employment Arrangements

      Messrs. Burke, Reale and Mawdsley are the Named Officers who, as of December 31, 2003, had employment agreements with the Company (the “Officers”). Ms. McWeeney’s employment agreement was not renewed upon its expiration on October 31, 2003, and Mr. Featherstone left the Company on July 31, 2003. In connection with Mr. Featherstone’s departure, he was paid as severance one year’s base salary and his employment agreement was terminated.

      The Officers’ employment agreements were approved by the Board of Directors. The employment agreements for Messrs. Burke and Mawdsley are for initial terms of three years, with consecutive one-year renewal terms thereafter, subject to three months’ advance notice by either party of a decision not to renew. Upon its expiration in February 2004, Mr. Reale’s employment agreement automatically renewed for a three month period; however, the Company has provided Mr. Reale with notice that his employment agreement will not be renewed upon expiration of the renewal period in May 2004.

      Mr. Burke’s employment agreement provides that if the Company, for cause, terminates him or he resigns without good reason, he will be entitled to receive an amount equal to his accrued but unpaid annual base salary and any accrued vacation pay through the date of his termination, plus reimbursable business expenses prior to termination. The employment agreements of Messrs. Reale and Mawdsley provide that if the Company, for serious cause, terminates them or they resign without good reason, they will forfeit all bonus amounts for the then current fiscal year, and the Company will be liable to them only for accrued but unpaid salary, accrued but unpaid bonuses from a prior fiscal year and reimbursable business expenses incurred prior to the termination. If the employment of Mr. Burke is terminated by the Company without serious cause or by Mr. Burke with good reason, the Company will pay Mr. Burke a lump sum equal to his accrued but unpaid annual base salary and any accrued vacation pay through the date of his termination, plus reimbursable business expenses prior to termination. Mr. Burke would also be entitled to receive a lump sum equal to one year’s base salary, plus an amount equal to his annual bonus for the full fiscal year preceding the year in which he was terminated, adjusted pro rata through the date of his termination. In addition, Mr. Burke would be entitled to receive $60,000 for a cost of living allowance and reasonable relocation expenses from Bermuda to the United States and any earned but unpaid bonus from a prior fiscal year (on the date such bonus would otherwise be paid). If the employment of Messrs. Reale or Mawdsley is terminated by the Company without serious cause or by either of them with good reason, the Company will continue to pay their respective base salaries for a period of one year from such termination, along with any accrued but unpaid salary, any earned but unpaid bonus from a prior fiscal year and any reimbursable business expenses. Additionally, Messrs. Reale and Mawdsley will be entitled to travel and housing allowances for six and three months, respectively, after the date of termination and reasonable relocation expenses from Bermuda to the United States.

      Pursuant to each of the employment agreements, upon a change in control of the Company, the Officers’ respective options to purchase Common Shares of the Company will become exercisable immediately and all restricted Common Shares will vest immediately. If Mr. Burke’s employment with the Company is terminated without cause or if he terminates it for certain specified reasons within one year following a change in control, he will be entitled to receive a lump sum payment equal to two times his annual base salary, plus an amount equal to his annual bonus for the full fiscal year preceding the year in which he was terminated, adjusted pro rata through the date of his termination. If Messrs. Reale’s or Mawdsley’s employment with the Company is terminated without serious cause or if either terminates their employment for certain specified reasons within one year following a change in control, each will be entitled to receive a lump sum payment equal to two times his respective annual base salary. In addition, the Officers will be entitled to receive any accrued but unpaid salary, any earned but unpaid bonus from a prior fiscal year, reimbursable business expenses, travel and housing allowances for twelve months from the date of termination and reasonable relocation expenses from Bermuda to the United States, plus an amount equal to any income taxes payable by them by reason of such payments occurring in connection with a change in control.

      During 2002, the Board approved retention agreements for each of the Officers. Pursuant to the retention agreements, each Officer was provided a retention bonus, a portion of which was paid in September 2002, with the balance to be paid on May 31, 2003 (the “Bonus Date”). The retention agreements provided that if an Officer’s employment was terminated for serious cause or if an Officer terminated employment for other than good reason before the Bonus Date, then such Officer would have to repay to the Company the portion of the retention bonus already paid and would not receive the balance of the retention bonus. In addition, the retention agreements granted the Officers restricted Common Shares pursuant to the Company’s Restricted Stock Plan and increased the Officers’ base salary.

Compensation Committee Interlocks and Insider Participation

      No member of the Compensation Committee is or was during 2003 an employee, or is or ever has been an officer, of the Company or its subsidiaries. No executive officer of the Company served as a director or a member of the compensation committee of another company, one of whose executive officers serves as a member of the Company’s Board or Compensation Committee.

Compensation of Directors

      Directors who are employees of the Company or its subsidiaries are not paid any fees or additional compensation for service as members of the Company’s Board or any committee thereof. Non-employee directors receive cash fees and are granted options to acquire Common Shares under the Company’s Initial Stock Option Plan for their service as directors and committee members.

      During 2003 and through the date immediately preceding the annual meeting of the Company’s shareholders to be held during 2004 (the “Annual Meeting”), non-employee directors received cash in the amount of $25,000 per annum and $1,500 per Board and committee meeting attended, and Committee Chairmen received an additional $500 for each meeting chaired. Beginning on the date of the Annual Meeting, non-employee directors will receive cash in the amount of $15,000 per annum and $1,500 per Board and committee meeting attended, up to a maximum of $6,000 for all such Board and committee meetings attended between annual meetings of the Company’s shareholders, and the Chairman of the Board and each Committee Chairman will receive an additional $500 for each meeting chaired, up to a maximum of an additional $2,000 during such period. All directors are reimbursed for travel and other expenses incurred in attending meetings of the Board or committees thereof.

      All new non-employee directors receive options to acquire 15,000 Common Shares upon their initial election to the Company’s Board. Such options become exercisable in three equal annual installments commencing on the first anniversary of the date of grant. In addition, on June 3, 2003, the date of last year’s annual meeting of the Company’s shareholders, each non-employee director whose term as a director had not ended as of such date received options that were immediately exercisable to acquire 2,500 Common Shares. Commencing with the date of the Annual Meeting, a non-employee director whose term as a director has not ended as of the date of each annual meeting of the Company’s shareholders will receive immediately exercisable options to acquire 5,000 Common Shares. All options granted to non-employee directors under the Initial Stock Option Plan have an exercise price equal to the greater of the fair market value of the Common Shares on the date of grant or $1.00.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders

      The table below sets forth certain information regarding the beneficial ownership of Common Shares by (a) each shareholder known to the Company to be the beneficial owner, as defined in Rule 13d-3 under the Exchange Act, of more than 5% of the outstanding Common Shares, (b) each director of the Company, (c) each of the Named Officers, and (d) all current executive officers and directors of the Company as a group. Each of the shareholders named below has sole voting power and sole investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated. Information regarding beneficial ownership of shareholders that are not directors and/or officers of the Company is based on filings with the Commission available to the Company. Unless otherwise indicated below, the information in the table represents beneficial ownership as of March 1, 2004 and the address for each beneficial owner is c/o Annuity and Life Re (Holdings), Ltd., Cumberland House, 1 Victoria Street, Hamilton, HM 11, Bermuda.

	Amount of	Percent
Name of Beneficial Owner	Common Shares	of Class

Prescott Group Capital Management, L.L.C. and affiliates(1)	3,885,400	14.7%
Summit Capital Management, LLC and affiliates(2)	3,796,100	14.3%
XL Capital Ltd(3)	3,340,380	12.5%
Overseas Partners, Ltd.(4)	1,773,050	6.7%
Michael P. Esposito, Jr.(3)(5)	683,625	2.5%
Frederick S. Hammer(6)	469,641	1.7%
John F. Burke(7)	387,833	1.5%
Robert J. Reale(8)	291,376	1.1%
Robert M. Lichten(9)	275,334	1.0%
Robert P. Johnson(10)	159,225	*
William H. Mawdsley, III(11)	92,767	*
Jon W. Yoskin, II(12)	38,900	*
Jerry S. Rosenbloom(13)	37,000	*
Lee M. Gammill, Jr.(13)	32,500	*
Patricia E. McWeeney(14)	6,666	*
Jeffrey D. Watkins(1)(10)	—	*
Albert R. Dowden(10)	—	*
Henry C.V. Keeling(3)(10)	—	*
Martin A. Berkowitz(10)	—	*
Bryan Featherstone(15)	—	*
All current directors and executive officers as a group (fifteen persons)(16)	2,556,535	9.1%

*	Less than 1%.

(1)	Based on information provided pursuant to a Schedule 13G/ A dated as of December 31, 2003 filed jointly by Prescott Group Capital Management, L.L.C., Prescott Group Aggressive Small Cap Master Fund, G.P., Prescott Group Aggressive Small Cap, L.P., Prescott Group Aggressive Small Cap II, L.P., Prescott Group Mid Cap, L.P. and Phil Frohlich with the Commission on February 13, 2004. The address for each of the foregoing is 1924 South Utica, Suite 1120, Tulsa, Oklahoma 74104. Jeffrey D. Watkins, a director of the Company, is currently the President of Prescott Group Capital Management L.L.C. and may be considered to have voting and investment control over the Common Shares owned by it; Mr. Watkins disclaims beneficial ownership with respect to such shares. The Schedule 13G/ A indicates that (i) Prescott Group Capital Management, L.L.C. has beneficial ownership of, and sole voting and dispositive power over 3,662,000 Common Shares; (ii) Prescott Group Aggressive Small Cap

Master Fund, G.P. has beneficial ownership of, and sole voting and dispositive power over, 3,278,000 Common Shares; (iii) Prescott Group Aggressive Small Cap, L.P. and Prescott Group Aggressive Small Cap II, L.P. each has beneficial ownership of, and shares voting and dispositive power over, 3,278,000 Common Shares; (iv) Prescott Group Mid Cap, L.P. has beneficial ownership of, and sole voting and dispositive power over, 384,000 Common Shares; and (v) Phil Frohlich has beneficial ownership of, and sole voting and dispositive power over, 223,400 Common Shares and, as the manager of Prescott Group Capital Management, L.L.C., has beneficial ownership of, and shares voting and dispositive power over, an additional 3,662,000 Common Shares.

(2)	Based on information provided pursuant to a Schedule 13G/ A dated as of December 31, 2003 filed jointly by Summit Capital Management, LLC, Summit Capital Partners, LP and John C. Rudolph with the Commission on February 13, 2004. The address for each of the foregoing is 601 Union Street, Suite 3900, Seattle, WA 98101. The Schedule 13G/ A indicates that (i) Summit Capital Management, LLC has beneficial ownership of, and shares voting and dispositive power over, 3,796,100 Common Shares; (ii) Summit Capital Partners, LP has beneficial ownership of 1,922,100 Common Share; and (iii) John C. Rudolph has beneficial ownership of, and sole voting and dispositive power over, 720,150 Common Shares and has beneficial ownership of, and shares voting and dispositive power over, an additional 3,075,950 Common Shares.

(3)	Includes 206,231 Common Shares issuable upon exercise of Class B Warrants that are currently exercisable. Michael P. Esposito, Jr., a director of the Company, is currently the non-executive Chairman of the Board of XL Capital Ltd (“XL”), and Henry C.V. Keeling, also a director of the Company, is currently an Executive Vice President of XL. Each of them may be considered to have voting and investment control over the Common Shares and warrants owned by XL, as to which each disclaims beneficial ownership of such shares. The address for XL is XL House, 1 Bermudiana Road, P.O. Box 2245, Hamilton, HM JX, Bermuda.

(4)	Includes 128,895 Common Shares issuable upon exercise of Class B Warrants that are currently exercisable. The address for Overseas Partners, Ltd. is Mintflower Place, 8 Par-la-Ville Road, P.O. Box HM 1581, Hamilton, HM 08, Bermuda.

(5)	Includes 12,000 Common Shares issuable upon exercise of options that are currently exercisable. Includes 100,000 Common Shares held by M.A. & M. Esposito Company, 22,500 Common Shares held by Red Towers Securities and 20,500 Common Shares held by Esposito Company, each of which are companies in which Mr. Esposito has voting control. Includes 522,410 Common Shares issuable upon exercise of Class A Warrants that are currently exercisable. Does not include 154,674 Common Shares issuable upon exercise of Class A Warrants owned by adult children of Mr. Esposito, as to which he disclaims beneficial ownership.

(6)	Includes 12,000 Common Shares issuable upon exercise of options that are currently exercisable. Includes 451,277 Common Shares issuable upon exercise of Class A Warrants that are currently exercisable. Does not include 89,547 Common Shares issuable upon exercise of Class A Warrants owned by certain trusts for the benefit of Mr. Hammer’s children and grandchildren, as to which he disclaims beneficial ownership.

(7)	Includes 133,333 Common Shares issuable upon exercise of options that are currently exercisable. Does not include 191,667 Common Shares issuable upon exercise of options that are not currently exercisable.

(8)	Includes 223,500 Common Shares issuable upon exercise of options that are currently exercisable. Does not include 10,000 Common Shares issuable upon exercise of options that are not currently exercisable.

(9)	Includes 12,000 Common Shares issuable upon exercise of options that are currently exercisable. Includes 261,227 Common Shares issuable upon exercise of Class A Warrants that are currently exercisable. Does not include 209,625 Common Shares issuable upon exercise of Class A Warrants owned by certain trusts for the benefit of Mr. Lichten’s children and grandchildren, as to which he disclaims beneficial ownership.

(10)	Does not include 15,000 Common Shares issuable upon exercise of options that are not currently exercisable.

(11)	Includes 6,667 Common Shares issuable upon exercise of options that are currently exercisable. Does not include 3,333 Common Shares issuable upon exercise of options that are not currently exercisable.

(12)	Includes 27,000 Common Shares issuable upon exercise of options that are currently exercisable. Includes 4,800 Common Shares held by Mr. Yoskin’s spouse, over which Mr. Yoskin shares voting and dispositive control.

(13)	Includes 27,000 Common Shares issuable upon exercise of options that are currently exercisable.

(14)	Based on information available to the Company as of October 31, 2003, the date Ms. McWeeney ceased being an employee of the Company. All unexercised options and invested restricted stock grants were cancelled as of that date.

(15)	Based on information available to the Company as of July 31, 2003, the date Mr. Featherstone left the Company. All unexercised options and invested restricted stock grants were cancelled as of that date.

(16)	Includes 1,234,914 Common Shares issuable upon exercise of warrants that are currently exercisable and 498,833 Common Shares issuable upon exercise of options that are currently exercisable.

Equity Compensation Plan Information

      The following table summarizes the Company’s equity compensation plans as of December 31, 2003:

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to Be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	956,201 (1)	$12.90	1,648,261 (2)
Equity compensation plans not approved by security holders	—	—	451,133 (3)

Total	956,201	$12.90	2,099,394

(1)	Includes options to acquire 529,869 Common Shares that were exercisable as of December 31, 2003 under the Annuity and Life Re (Holdings), Ltd. Initial Stock Option Plan, as amended and restated (the “Option Plan”).

(2)	Reflects the number of options that may be granted under the Option Plan as of January 1, 2004. The total number of options that may be granted under the Option Plan is subject to an annual adjustment, whereby additional options may be granted each calendar year to purchase Common Shares up to an amount equal to two percent (2.0%) of the adjusted average of the outstanding Common Shares for the preceding fiscal year, as such amount is determined in calculating fully diluted earnings per share by the Company.

(3)	The Company adopted the Annuity and Life Re (Holdings), Ltd. Restricted Stock Plan in 2002 (the “Restricted Stock Plan”) and as of December 31, 2003, had 748,867 shares of restricted stock outstanding. Those restricted shares are not included in the table, but are reflected in the number of shares outstanding reported in the Company’s consolidated financial statements. Under the Restricted Stock Plan, no single employee may be granted more than 250,000 shares of restricted stock.

      The amounts set forth above are subject to adjustment to reflect any stock dividend, stock split, share combination, or similar change in our capitalization. See Note 8 to the Company’s consolidated financial statements for the year ended December 31, 2003 included in the Company’s original Annual Report on Form 10-K filed on March 15, 2004 for information regarding the material features of the above plans.

Item 13.	Certain Relationships and Related Transactions

Director Nominee Arrangements

      XL Capital Ltd and Overseas Partners, Ltd. each have the right to nominate one person for election as a director of the Company for so long as they own at least 500,000 Common Shares. Henry C.V. Keeling is an Executive Vice President of XL Capital and Chief Executive Officer of XL Re, and he is the formal nominee of XL Capital. Overseas Partners, Ltd. has not designated a nominee.

Indemnification Advances

      In accordance with the Company’s Amended and Restated Bye-laws, the Company indemnifies its officers and directors to the fullest extent permissible under Bermuda law. Pursuant to the Bye-laws, the Company will make advances for payment of the expenses incurred in connection with defending any action for which indemnification has properly been sought. In connection with a purported shareholder class action lawsuit filed against the Company and certain of its current and former officers and directors, the Company has made advances of approximately $102,892 and $49,011 to Messrs. Burke and Hammer, respectively, for payment of their expenses related to defending this lawsuit.

Transactions with Shareholders

XL Capital

      Michael P. Esposito, Jr., a director of the Company, currently serves as the non-executive Chairman of the Board of XL Capital. Henry C.V. Keeling is a director of the Company and currently serves as an officer of XL Capital and is the Chief Executive Officer of XL Re. Robert M. Lichten, a director of the Company, serves as a director of a United States-based subsidiary of XL Capital. XL Capital is a major shareholder of the Company.

      On December 31, 2002, the Company entered into a transaction with XL Life Ltd, a subsidiary of XL Capital, pursuant to which the Company transferred certain blocks of life reinsurance business to XL Life. Under the agreement with XL Life, the Company novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance agreement with the Company with respect to four of those blocks of business. As a result of the transaction, the Company incurred a loss of approximately $26.5 million, primarily as a result of a write down of deferred acquisition costs of $38.7 million (which was partially offset by a net ceding commission to the Company of $18.0 million), a write down of prepaid expenses of $2.4 million and transaction costs of approximately $3.2 million. The agreement also provided that XL Life would receive an additional payment of $5.0 million if, during the 18 months following the agreement, the Company received new capital funding of at least $35.0 million and the Company’s stock traded at a price at or above $5.00 per share for a period of 20 out of 30 consecutive trading days.

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

      During 2003, the Company and XL Life had been in discussions with respect to each party’s rights and obligations under the novation and retrocession agreements entered into at December 31, 2002, as well as a $10.0 million excess of loss reinsurance policy and a catastrophe excess of loss cover that were each purchased by the Company from XL Life in the first quarter of 2002 and two annuity reinsurance agreements ceded to the Company by an affiliate of XL Life. The $10.0 million excess of loss reinsurance policy was purchased to protect against lifetime minimum interest guarantee payments under the Company’s annuity reinsurance agreement with Transamerica, and full recovery under the policy had been anticipated in establishing the Company’s deferred acquisition cost asset. The catastrophe excess of loss cover expired by its terms on December 31, 2002, but the Company had continued to discuss with XL Life the remaining obligations asserted under the agreement. The two annuity reinsurance agreements had been in effect since December 17, 1999, and represented approximately $95.9 million (including a cumulative loss from embedded derivatives of approximately $2.8 million) of the Company’s Funds withheld at interest and approximately $95.6 million of the Company’s Interest sensitive contract and other liabilities on July 1, 2003.

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

Prudential

      The Prudential Investment Corporation serves as the Company’s investment manager. The Company has agreed to pay a fee for investment management services to The Prudential Investment Corporation based upon the amount of funds managed. The fee is based upon a sliding scale and has been determined on an arms-length basis. The Company also had entered into several life reinsurance agreements with the Prudential Insurance Company of America, all of which were recaptured during 2003. These contracts had been negotiated under normal commercial terms. One of the Company’s former directors was an executive officer of Prudential Financial, Inc., an affiliate of both The Prudential Investment Corporation and Prudential Insurance Company of America.

Transactions with Management

      During 1998, Mr. Reale purchased 113,476 Common Shares from the Company, and the Company loaned him $150,000 to partially finance such purchase. The loan bore interest at 7% per annum. The loan and accrued interest became due and payable in April 2003. During 2003, the largest aggregate amount outstanding under the loan was $210,383. Mr. Reale repaid the loan and accrued interest in full on May 31, 2003.

      During 2002, the Company loaned Mr. Burke $250,000 to finance the purchase of 16,000 Common Shares. The loan bore interest at 5% per annum. During 2003, the largest aggregate amount outstanding under the loan was $258,836. Mr. Burke repaid the loan and accrued interest in full on February 28, 2003.

Item 14.	Principal Accountant Fees and Services.

      The following summarizes the fees billed to the Company by KPMG during 2003 and 2002:

      Audit Fees:

           2003:     $726,000

2002: $1,204,000 (Includes amounts billed to the Company in connection with the restatement of the Company’s financial statements for the year ended December 31, 2001.)

      Audit-Related Fees:

           2003:     None

           2002:     None

      Tax Fees:

           2003:     None

           2002:     None

      All Other Fees:

           2003:     None

           2002:     None

      The Audit Committee established a pre-approval policy pursuant to which it granted its approval for KPMG to perform certain audit, audit-related, tax and other services up to specified aggregate fee levels for each service. The Audit Committee will revise this policy as needed with respect to the services to be provided by Marcum & Kliegman LLP, the Company’s independent auditor for the fiscal year ending December 31, 2004. Thereafter, the Audit Committee will periodically review, and revise if necessary, the list of pre-approved services that Marcum & Kliegman LLP may provide. The Audit Committee’s policy also provides that any proposed services that are not specifically pre-approved pursuant to the policy, as well as any proposed services that exceed pre-approved cost levels established in the policy, will require the Audit Committee’s separate pre-approval. In addition, the Audit Committee may delegate pre-approval authority to one or more of its members, who must report, for information purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed or incorporated by reference as part of this Form 10-K/ A.

1.	Financial Statements

      The consolidated financial statements of Annuity and Life Re (Holdings), Ltd. and the related auditor’s report listed in the Index to Financial Statements and Financial Statement Schedule appearing on page 62 to the original Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004.

2.	Financial Statement Schedule

      The schedule listed in the Index to Financial Statements and Financial Statement Schedule appearing on page 89 to the original Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004.

3.	Exhibits

      The following exhibits are filed or incorporated by reference as part of this Form 10-K/ A:

*2.1	Master Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance Ltd. (the “Operating Company”), Viva Reassurance, Ltd. and XL Life Ltd (Exhibit 2.1 to the Company’s Form 8-K filed on January 16, 2003).
*2.2	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Continental Assurance Company (Exhibit 2.2 to the Company’s Form 8-K filed on January 16, 2003).
*2.3	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Valley Forge Life Insurance Company (Exhibit 2.3 to the Company’s Form 8-K filed on January 16, 2003).
*2.4	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Zurich Life Insurance Company of America (Exhibit 2.4 to the Company’s Form 8-K filed on January 16, 2003).
*2.5	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Fidelity Life Association (Exhibit 2.5 to the Company’s Form 8-K filed on January 16, 2003).
*2.6	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Federal Kemper Life Assurance Company (Exhibit 2.6 to the Company’s Form 8-K filed on January 16, 2003).
*2.7	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Protective Life Insurance Company (Exhibit 2.7 to the Company’s Form 8-K filed on January 16, 2003).
*2.8	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Phoenix Life and Annuity Company (Exhibit 2.8 to the Company’s Form 8-K filed on January 16, 2003).
*2.9	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Phoenix Life Insurance Company (Exhibit 2.9 to the Company’s Form 8-K filed on January 16, 2003).
*2.10	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Empire General Life Assurance Corporation (Exhibit 2.10 to the Company’s Form 8-K filed on January 16, 2003).
*2.11	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and PHL Variable Insurance Company (Exhibit 2.11 to the Company’s Form 8-K filed on January 16, 2003).

*2.12	Retrocessional Reinsurance Agreement, dated as of December 31, 2002, by and between the Operating Company and XL Life Ltd (Exhibit 2.12 to the Company’s Form 8-K filed on January 16, 2003).
*2.13	Reinsurance Termination Agreement, dated as of December 31, 2002, by and between the Operating Company and Viva Reassurance, Ltd. (Exhibit 2.13 to the Company’s Form 8-K filed on January 16, 2003).
*2.14	Termination Agreement, dated as of February 14, 2003, by and between the Operating Company and The Ohio National Life Insurance Company (Exhibit 2.1 to the Company’s Form 8-K filed on March 3, 2003).
*3.1	Memorandum of Association, as amended, of the Company (Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-43301, declared effective on April 8, 1998 (the “Registration Statement”)).
*3.2	Bye-Laws, as amended, of the Company (Exhibit 3.1 to the Company’s Form 10-Q filed on May 15, 2002).
*4.1	Form of Amended and Restated Class A Warrant (Exhibit 4.2 to the Registration Statement).
*4.2	Form of Class B Warrant (Exhibit 4.3 to the Registration Statement).
*4.3	Form of Warrant issued to Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company (Exhibit 4 to the Company’s Form 10-Q filed on August 14, 2003).
*†10.1	Amended and Restated Employment Agreement, dated as of July 28, 2003, by and between the Company, the Operating Company and John F. Burke (Exhibit 10.1 to the Company’s Form 10-Q filed on August 14, 2003).
*†10.2	Employment Agreement, dated as of June 10, 2003, among the Company, the Operating Company and Robert Reale (Exhibit 10.2 to the Company’s Form 10-Q filed on August 14, 2003).
*†10.3	Amendment No. 1, dated as of February 1, 1998, to Employment Agreement, dated as of January 8, 1998, among Robert J. Reale, the Company and the Operating Company (Exhibit 10.9 to the Registration Statement).
*†10.4	Employment Agreement, dated as of October 24, 2000, among Patricia E. McWeeney, the Company and the Operating Company (Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2001).
*†10.5	Employment Agreement, dated as of January 2, 2002, among the Company, the Operating Company and William H. Mawdsley, III (Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2002).
*†10.6	Employment Agreement, dated as of July 1, 1999, among Bryan Featherstone, Annuity and Life Re America, Inc. and the Company (Exhibit 10.18 to the Company’s Form 10-K filed on March 29, 2000).
*†10.7	Letter Agreement, dated September 9, 2002, by and between the Company and Frederick S. Hammer (Exhibit 10.1 to the Company’s Form 10-Q filed on November 27, 2002).
*†10.8	Letter Agreement, dated September 9, 2002, by and between the Company and Robert M. Lichten (Exhibit 10.2 to the Company’s Form 10-Q filed on November 27, 2002).
*†10.9	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and John F. Burke. (Exhibit 10.11 to the Company’s Form 10-K filed on April 16, 2003).
*†10.10	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Robert Reale. (Exhibit 10.12 to the Company’s Form 10-K filed on April 16, 2003).
*†10.11	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Gary Scofield. (Exhibit 10.13 to the Company’s Form 10-K filed on April 16, 2003).
*†10.12	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Robert Mills. (Exhibit 10.14 to the Company’s Form 10-K filed on April 16, 2003).

*†10.13	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Rodney Cordle. (Exhibit 10.15 to the Company’s Form 10-K filed on April 16, 2003).
*†10.14	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Richard Tucker. (Exhibit 10.16 to the Company’s Form 10-K filed on April 16, 2003).
*†10.15	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Bryan Featherstone. (Exhibit 10.17 to the Company’s Form 10-K filed on April 16, 2003).
*†10.16	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and William Mawdsley. (Exhibit 10.18 to the Company’s Form 10-K filed on April 16, 2003).
*†10.17	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Patricia McWeeney. (Exhibit 10.19 to the Company’s Form 10-K filed on April 16, 2003).
*†10.18	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and John W. Lockwood. (Exhibit 10.20 to the Company’s Form 10-K filed on April 16, 2003).
*†10.19	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Brian G. Holland. (Exhibit 10.21 to the Company’s Form 10-K filed on April 16, 2003).
*†10.20	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Michael H. Choate. (Exhibit 10.22 to the Company’s Form 10-K filed on April 16, 2003).
*†10.21	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and David A. Van Der Beek. (Exhibit 10.23 to the Company’s Form 10-K filed on April 16, 2003).
*†10.22	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Ava Zils. (Exhibit 10.24 to the Company’s Form 10-K filed on April 16, 2003).
*†10.23	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Paul Widhalm. (Exhibit 10.25 to the Company’s Form 10-K filed on April 16, 2003).
*†10.24	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Carolynne Furhtz. (Exhibit 10.26 to the Company’s Form 10-K filed on April 16, 2003).
*†10.25	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Cindy Madeiros. (Exhibit 10.27 to the Company’s Form 10-K filed on April 16, 2003).
*†10.26	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Ronnie Lewis. (Exhibit 10.28 to the Company’s Form 10-K filed on April 16, 2003).
*†10.27	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Florence Durousseau. (Exhibit 10.29 to the Company’s Form 10-K filed on April 16, 2003).
*†10.28	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Todd Callaway. (Exhibit 10.30 to the Company’s Form 10-K filed on April 16, 2003).
*†10.29	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Linda Sabotka. (Exhibit 10.31 to the Company’s Form 10-K filed on April 16, 2003).
*†10.30	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Michelle Gambardella. (Exhibit 10.32 to the Company’s Form 10-K filed on April 16, 2003).

*†10.31	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Mary Noake. (Exhibit 10.33 to the Company’s Form 10-K filed on April 16, 2003).
*†10.32	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and Sylvia Oliveira. (Exhibit 10.34 to the Company’s Form 10-K filed on April 16, 2003).
*†10.33	Initial Stock Option Plan, as amended and restated effective April 29, 1999 (Exhibit 4 to the Company’s Form 10-Q filed on May 10, 1999).
*†10.34	Annuity and Life Re (Holdings), Ltd. Restricted Stock Plan (Exhibit 10.2 to the Company’s Form 10-Q filed on May 15, 2002).
*†10.35	Annuity and Life Re (Holdings), Ltd. Directors Deferred Compensation Plan (Exhibit 10.3 to the Company’s Form 10-Q filed on May 15, 2002).
*10.36	Form of Securities Purchase Agreement entered into between The Prudential Insurance Company of America and the Company, EXEL Limited and the Company, Risk Capital Reinsurance Company and the Company, Insurance Partners, L.P. and the Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.12 to the Registration Statement).
*10.37	Form of Registration Rights Agreement entered into between The Prudential Insurance Company of America and the Company, EXEL Limited and the Company, Risk Capital Reinsurance Company and the Company, Insurance Partners, L.P. and the Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.13 to the Registration Statement).
*10.38	Registration Rights Agreement, dated as of January 9, 1998, between the Company and the holders of the Class A Warrants (Exhibit 10.5 to the Registration Statement).
*10.39	Letter Agreement, dated as of May 1, 2000, among Risk Capital Reinsurance Company, the Company and XL Capital Ltd (Exhibit 10.13 to the Company’s Form 10-K filed on March 15, 2001).
*10.40	Letter Agreement, dated as of March 19, 1998, among Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P. and the Company, which has been assigned to Overseas Partners, Ltd. (Exhibit 10.18 to the Registration Statement).
*10.41	Letter of Intent with XL Life Ltd, dated February 28, 2002, providing catastrophe excess of loss cover (Exhibit 10.4 to the Company’s Form 10-Q filed on May 15, 2002).
*10.42	Letter of Intent with XL Life Ltd, dated as of February 28, 2002, providing $10,000,000 of excess of loss protection for Transamerica Occidental Life LMIG exposure (Exhibit 10.20 to the Company’s Form 10-K filed on March 28, 2002).
**10.43	Retrocession Agreement, dated as of March 27, 2001, between the Company and XL Re Ltd. (Exhibit 10.45 to the Company’s Form 10-K filed on April 16, 2003).
**10.44	Retrocession Agreement, dated as of December 13, 2000, between the Company and XL Mid Ocean Reinsurance Ltd. (Exhibit 10.46 to the Company’s Form 10-K filed on April 16, 2003).
*10.45	Letter of Intent with XL Mid Ocean Reinsurance Ltd, dated as of April 13, 2000. (Exhibit 10.47 to the Company’s Form 10-K filed on April 16, 2003).
*10.46	Agreement, dated as of December 23, 1997, between Inter-Atlantic Securities Corp. and the Company (Exhibit 10.4 to the Registration Statement).
*10.47	Letter Agreement, dated as of December 23, 1997, between Prudential Securities Incorporated and the Company and related indemnification agreement (Exhibit 10.17 to the Registration Statement).
*10.48	Recapture Agreement and General Release of Guaranteed Minimum Death Benefit Reinsurance Agreements, dated as of June 30, 2003, among Hartford Life and Annuity Insurance Company, Hartford Life Insurance Company and the Operating Company (Exhibit 10.3 to the Company’s Form 10-Q filed on August 14, 2003).
*10.49	Settlement and Commutation Agreement, dated as of November 4, 2003, by and among XL Life Ltd, XL Re Ltd (formerly known as XL MidOcean Reinsurance Ltd), the Operating Company and the Company (Exhibit 10.3 to the Company’s Form 10-Q filed on November 14, 2003).

*21.1	Subsidiaries of the Company (Exhibit 21.1 to the Company’s Form 10-K filed on March 15, 2001).
*23.1	Consent of KPMG (Independent Accountants) (Exhibit 23.1 to the Company’s original Form 10-K filed on March 15, 2004).
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.
***32.1	Section 1350 Certification of the Company’s Chief Executive Officer (Exhibit 32.1 to the Company’s original Form 10-K filed on March 15, 2004).
***32.2	Section 1350 Certification of the Company’s Chief Financial Officer (Exhibit 32.2 to the Company’s original Form 10-K filed on March 15, 2004).

*	Previously filed with the Commission and incorporated herein by reference.

**	Previously filed with the Commission and incorporated herein by reference. Material in this document was omitted pursuant to a confidential treatment request. The omitted material was filed separately with the Commission.

***	Previously furnished to the Commission.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K/ A.

      (b) Reports on Form 8-K — Current Report dated November 13, 2003 was filed with the Commission on November 14, 2003, reporting “Results of Operations and Financial Condition” under Item 12.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

By:	/s/ JOHN F. BURKE

Name: John F. Burke

Title:	Chief Executive Officer

Date: April 29, 2004