Form 10-Q
period 2004-03-31
ANNUITY & LIFE RE HOLDINGS LTD
filed 2004-05-17
CIK 1051628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-16561

ANNUITY AND LIFE RE (HOLDINGS), LTD.

(Exact Name of Registrant as Specified in Its Charter)

Bermuda (State or Other Jurisdiction of Incorporation or Organization)	66-0619270 (IRS Employer Identification No.)

Cumberland House, 1 Victoria Street, Hamilton, Bermuda (Address of Principal Executive Offices)	HM11 (Zip Code)

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

     The number of the registrant’s Common Shares (par value $1.00 per share) outstanding as of May 5, 2004 was 26,454,195.

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Cash and cash equivalents	$76,488,023	$80,068,310
Fixed income investments at fair value (amortized cost of $82,515,313 and $115,594,199 at March 31, 2004 and December 31, 2003)	85,665,560	117,812,445
Funds withheld at interest	644,666,193	667,824,819
Accrued investment income	943,738	1,491,170
Receivable for reinsurance ceded	85,760,853	88,480,172
Deposits and other reinsurance receivables	7,423,375	4,580,745
Deferred policy acquisition costs	100,982,665	68,942,628
Other assets	1,641,911	682,050

Total Assets	$1,003,572,318	$1,029,882,339

Liabilities
Reserves for future policy benefits	$161,055,848	$161,105,541
Interest sensitive contracts liability	677,459,200	670,717,546
Other reinsurance liabilities	23,170,908	55,826,940
Accounts payable and accrued expenses	4,951,505	7,059,733

Total Liabilities	866,637,461	894,709,760

Stockholders’ Equity
Preferred shares (par value $1.00; 50,000,000 shares authorized; no shares outstanding)	—	—
Common shares (par value $1.00; 100,000,000 shares authorized; 26,454,195 shares outstanding at March 31, 2004 and December 31, 2003)	26,454,195	26,454,195
Additional paid-in capital	334,418,029	334,418,029
Stock warrants	1,250,000	1,250,000
Unamortized stock based compensation	(1,290,844)	(1,509,022)
Accumulated other comprehensive income	2,550,555	1,840,849
Accumulated Deficit	(226,447,078)	(227,281,472)

Total Stockholders’ Equity	136,934,857	135,172,579

Total Liabilities and Stockholders’ Equity	$1,003,572,318	$1,029,882,339

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in U.S. dollars)

	For the Three Months Ended March 31,
	2004	2003
Revenues
Net premiums	$14,310,641	$61,365,914
Investment income, net of related expenses	9,250,735	8,158,689
Net realized investment gains	678,925	1,663,868
Net change in fair value of embedded derivatives	607,388	13,754,859
Surrender fees and other revenues	1,074,932	1,390,247

Total Revenues	25,922,621	86,333,577

Benefits and Expenses
Claim and policy benefits	10,244,658	75,089,440
Interest credited to interest sensitive products	3,529,250	4,871,759
Policy acquisition costs and other insurance expenses	8,180,997	52,501,064
Operating expenses	2,767,362	6,346,130

Total Benefits and Expenses	24,722,267	138,808,393

Income (loss) before cumulative effect of a change in accounting principle (Note 5)	1,200,354	(52,474,816)
Cumulative effect of a change in accounting principle	(365,960)	—

Net Income (Loss)	$834,394	$(52,474,816)

Income (loss) per common share before cumulative effect of a change in accounting principle
Basic	$0.04	$(2.03)
Diluted	$0.04	$(2.03)
Cumulative effect of a change in accounting principle per common share
Basic	$(0.01)	$—
Diluted	$(0.01)	$—
Net income (loss) per common share
Basic	$0.03	$(2.03)
Diluted	$0.03	$(2.03)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in U.S. dollars)

	For the Three Months Ended March 31,
	2004	2003
Net income (loss) for the period	$834,394	$(52,474,816)

Other comprehensive income (loss):
Unrealized holding gains on securities arising during the period	1,388,631	907,870
Less reclassification adjustment for realized gains in net income (loss)	678,925	1,663,868

Other comprehensive income (loss)	709,706	(755,998)

Total Comprehensive Income (Loss)	$1,544,100	$(53,230,814)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in U.S. dollars)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net income (loss)	$834,394	$(52,474,816)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Net realized investment (gains)	(678,925)	(1,663,868)
Net change in fair value of embedded derivatives	(607,388)	(13,754,859)
Amortization of stock based compensation	218,178	184,272
Cumulative effect of a change in accounting principle	365,960	—
Changes in:		—
Accrued investment income	547,432	429,507
Deferred policy acquisition costs	4,113,973	44,222,380
Deposits and other reinsurance receivables	(123,311)	13,616,282
Other assets	(959,861)	(1,243,416)
Reserves for future policy benefits	1,829,067	(12,711,101)
Interest sensitive contracts, net of funds withheld	(7,891,062)	(22,214,985)
Other reinsurance liabilities	(32,656,031)	38,165,273
Accounts payable and accrued expenses	(2,108,228)	(989,729)

Net cash used by operating activities	(37,115,802)	(8,435,060)

Cash flows from investing activities
Proceeds from sales of fixed maturity investments	$33,985,515	$176,481,085
Purchase of fixed maturity investments	(450,000)	(175,400,345)

Net cash provided by investing activities	33,535,515	1,080,740

Cash flows from financing activities
Interest accrued on notes receivable	$—	$(32,099)
Interest collected on notes receivable	—	209,134
Repayments of notes receivable	—	750,000

Net cash provided by financing activities	—	927,035

Decrease in cash and cash equivalents	(3,580,287)	(6,427,285)
Cash and cash equivalents, beginning of period	80,068,310	152,930,908

Cash and cash equivalents, end of period	$76,488,023	$146,503,623

Non-Cash disclosures: amounts recorded in connection with the cumulative effect of a change in accounting principle
Deferred policy acquisition costs	$(36,154,010)	$—
Reserves for future policy benefits	(1,878,760)	—
Interest sensitive contracts, net of funds withheld	38,398,730	—

Cumulative effect of a change in accounting principle	$365,960	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and in U.S. dollars)

	For the Three Months Ended March 31,
	2004	2003
Preferred shares par value $1.00
Balance at beginning and end of period	$—	$—

Common shares par value $1.00
Balance at beginning of period	$26,454,195	$26,106,328
Issuance of shares	—	200,000
(Cancellation) of shares	—	(23,200)

Balance at end of period	26,454,195	26,283,128

Additional paid-in capital
Balance at beginning of period	$334,418,029	$335,334,932
(Cancellation) of shares	—	(148,764)

Balance at end of period	334,418,029	335,186,168

Notes receivable from stock sales
Balance at beginning of period	$—	$(1,626,493)
Repayments	—	750,000
Interest collected on notes receivable	—	209,134
Accrued interest during period	—	(32,099)

Balance at end of period	—	(699,458)

Unamortized stock based compensation
Balance at beginning of period	$(1,509,022)	$(2,514,693)
(Issuance) of stock based compensation	—	(200,000)
Cancellation of stock based compensation	—	171,964
Amortization of stock based compensation	218,178	184,272

Balance at end of period	(1,290,844)	(2,358,457)

Stock Warrants
Balance at beginning of period	$1,250,000	$—
Issuance of warrants	—	—

Balance at end of period	1,250,000	—

Accumulated other comprehensive income
Balance at beginning of period	$1,840,849	$6,162,525
Net unrealized gains (losses) on securities	709,706	(755,998)

Balance at end of period	2,550,555	5,406,527

Accumulated Deficit
Balance at beginning of period	$(227,281,472)	$(95,125,888)
Net income (loss)	834,394	(52,474,816)

Balance at end of period	(226,447,078)	(147,600,704)

Total Stockholders’ Equity	$136,934,857	$216,217,204

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. Going Concern Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended December 31, 2003, as amended. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2003. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements. The results of operations for the quarterly period ended March 31, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred significant operating losses during the last three fiscal years and is currently subject to the contingencies described below and in Note 9, which raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     The Company is required to post collateral for the statutory reserves ceded to it by U.S. based insurers and reinsurers. A summary of the assets pledged as collateral and security as of March 31, 2004 and December 31, 2003, respectively, is as follows:

	March 31, 2004	December 31, 2003
Cash and investments pledged as security for the letters of credit	$68,000,000	$56,000,000
Cash and investments held in trust for the benefit of ceding companies	$31,000,000	$96,000,000
Cash and investments of US subsidiary unavailable for liquidity or collateral needs	$54,000,000	$49,000,000

     As of March 31, 2004, the Company had satisfied the collateral requirements of all its ceding companies with the exception of those asserted by Connecticut General Life Insurance Company (“CIGNA”), the ceding company under the Company’s only remaining guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) reinsurance agreement. As of March 31, 2004, CIGNA was seeking $49 million of collateral in addition to the $11 million of collateral the Company had previously provided. The Company does not agree that the aggregate $60 million collateral requirement currently asserted by CIGNA is required to be posted and has not posted any additional collateral for this agreement. If CIGNA’s asserted collateral requirement is valid, the Company does not have sufficient available cash and investments to satisfy CIGNA’s request. The Company is attempting to restructure the reinsurance agreement or otherwise meet or reduce CIGNA’s request for collateral. If these negotiations are unsuccessful, CIGNA could initiate arbitration or litigation proceedings against the Company. The specific relief sought and the outcome of any proceedings that CIGNA could initiate cannot be determined at this time. If the Company does not prevail in any such arbitration or litigation proceedings, it would have a material adverse effect on the Company’s financial condition and it may be required to liquidate its operations. The Company is also a defendant in a purported shareholder class action lawsuit. The plaintiffs have not yet disclosed the damages sought.

     The Company plans to continue to receive premiums and pay claims under its remaining reinsurance treaties; however, it is not currently underwriting any new treaties or accepting any new business from its existing treaties. The Company is currently exploring whether it can, should or will begin selling new insurance and reinsurance products in the future, but there is no assurance that it will be able to successfully develop, underwrite or market any products currently being considered.

     While the Company reported net income for the first quarter of 2004, there can be no assurance that the Company will be able to continue to improve its operations and liquidity. If the Company is unable to reposition its investment portfolio to achieve a substantially higher yield within its investment guidelines, successfully defend against the pending purported shareholder class action suit, experience continued improvement in the performance of its reinsurance agreement with Transamerica and restructure its reinsurance agreement with CIGNA, the Company may not be able to meet its future obligations. The Company’s failure to achieve any one of the foregoing items could have a material adverse effect on its financial condition and results of operations and may raise doubt as to its ability to continue as a going concern.

3. Income (Loss) Per Common Share

     The following table sets forth the computation of basic and diluted income (loss) per common share for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Income (loss) before cumulative effect of a change in accounting principle	$1,200,354	$(52,474,816)
Cumulative effect of a change in accounting principle (Note 5)	$(365,960)	$—

Net income (loss)	$834,394	$(52,474,816)

Basic:
Weighted average number of common shares outstanding	25,786,161	25,796,195
Income (loss) per common share before cumulative effect of a change in accounting principle	$0.04	$(2.03)
Cumulative effect of a change in accounting principle per common share	$(0.01)	$—

Net income (loss) per common share	$0.03	$(2.03)

Diluted:
Weighted average number of common shares outstanding	25,786,161	25,796,195
Plus: incremental shares from assumed exercise of options and warrants and vesting of restricted stock outstanding	340,290	—

Diluted weighted average number of common shares outstanding	26,126,451	25,796,195
Income (loss) per common share before cumulative effect of a change in accounting principle	$0.04	$(2.03)
Cumulative effect of a change in accounting principle per common share	$(0.01)	$—

Net income (loss) per common share	$0.03	$(2.03)

     The incremental number of shares of 340,290 from the assumed exercise of options and warrants, and vesting of restricted stock grants outstanding does not include 4,516,248 warrants, 883,800 options, and 415,781 shares of restricted stock outstanding at March 31, 2004. The inclusion of these potential common shares would be considered antidilutive due to the increase in earnings per share resulting from the conversion, exercise, or contingent issuance of these securities.

     The following tables set forth the pro forma computation of basic and diluted income (loss) per common share after accounting for stock option grants made prior to the Company’s January 1, 2003 adoption of the prospective method described in Statement of Financial Accounting Standards (“SFAS”) No. 148 for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Income (loss) – before cumulative effect of a change in accounting principle (Note 5)	$1,200,354	$(52,474,816)
Pro forma effect on income (loss) of applying fair value accounting to pre January 1, 2003 option grants	(211,854)	(547,800)

Pro forma income (loss) – before cumulative effect of a change in accounting principle	$988,500	$(53,022,616)

Income (loss) per share as reported before cumulative effect of a change in accounting principle:
Basic	$0.04	$(2.03)
Diluted	$0.04	$(2.03)
Pro forma effect on income (loss) per share of applying fair value accounting to pre January 1, 2003 option grants:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)
Pro forma income (loss) per share before cumulative effect of a change in accounting principle:
Basic	$0.03	$(2.06)
Diluted	$0.03	$(2.06)

	Three Months Ended March 31,
	2004	2003
Net income (loss) — as reported	$834,394	$(52,474,816)
Pro forma effect on net income (loss) of applying fair value accounting to pre January 1, 2003 option grants	(211,854)	(547,800)

Pro forma net income (loss)	$622,540	$(53,022,616)

Income (loss) per share as reported:
Basic	$0.03	$(2.03)
Diluted	$0.03	$(2.03)
Pro forma effect on net income (loss) per share of applying fair value accounting to pre January 1, 2003 option grants:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)
Pro forma income (loss) per share:
Basic	$0.02	$(2.06)
Diluted	$0.02	$(2.06)

4. Business Segments

     The Company separately tracks financial results of the Company’s life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in all products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk, including those products that provide minimum guarantees on variable annuity products. In addition, since January 1, 2001, certain of the Company’s modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under SFAS No. 133 — Accounting for Derivative Instruments and Hedging Activities. The change in the fair value of these embedded derivatives is included in the annuity segment.

     Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in the Company’s portfolio and investment income on undeployed invested assets. Operating expenses are allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to the segment, except for capital raising costs that have been completely allocated to the corporate segment. The following table displays several key measurements for each of the Company’s business segments:

Three Months Ended	Life	Annuity
March 31, 2004	Reinsurance	Reinsurance	Corporate	Consolidated
Revenues	$14,615,501	$9,920,074	$1,387,046	$25,922,621
Benefits and Expenses	14,440,921	8,586,461	1,694,885	24,722,267

Segment Income (Loss) before cumulative effect of a change in accounting principle	$174,580	$1,333,613	$(307,839)	$1,200,354

Cumulative effect of a change in accounting principle	$—	$(365,960)	$—	$(365,960)

Segment Income (Loss)	$174,580	$967,653	$(307,839)	$834,394

Total Assets	$216,526,757	$702,159,200	$84,886,361	$1,003,572,318

Three Months Ended	Life	Annuity
March 31, 2003	Reinsurance	Reinsurance	Corporate	Consolidated
Revenues	$60,169,987	$24,103,131	$2,060,459	$86,333,577
Benefits and Expenses	105,316,155	31,973,607	1,518,631	138,808,393

Segment (Loss) Income	$(45,146,168)	$(7,870,476)	$541,828	$(52,474,816)

Total Assets	$446,513,145	$1,043,908,700	$82,205,050	$1,572,626,895

5. Accounting Standards

  Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (as amended in December 2003, “FIN 46”), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created before January 31, 2003 in the first fiscal year or interim period beginning after March 15, 2004. The effect of the adoption of this new accounting pronouncement did not have a significant impact on the Company’s consolidated financial statements.

  AICPA Statement of Position (SOP) 03-1

     In July 2003, the Accounting Standards Executive Committee of the American Institute of CPA’s (“AICPA”) issued Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts. The SOP is effective for financial statements for fiscal years beginning after December 15, 2003 and provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. The SOP changed the manner in which life insurance companies account for certain types of insurance and reinsurance contracts.

     The Company has a combined GMDB/GMIB contract with CIGNA and an annuity reinsurance agreement with Transamerica, both of which are affected by the adoption of this new SOP. The SOP provides guidance for reserving for contracts with guaranteed minimum death and guaranteed minimum income benefits. The SOP requires projections of a wide number of future economic scenarios that impact the present value of premiums earned and claims paid. Based on these projections and historical experience, a Benefit Ratio is determined. The reserve is then determined by applying the Benefit Ratio to premiums received and then deducting claims paid, both with interest. The SOP also provides guidance for reserving for annuity agreements with more than one potential account balance. These types of exposures are reserved for based upon the highest contractually determinable balance for each policyholder, without consideration of surrender fees. While this new SOP does not change management’s view of the profitability of these two agreements over the long term, the Company does anticipate that this new standard will increase the volatility of its income for both of these agreements on a quarterly basis.

     On January 1, 2004, the Company adopted this new accounting standard. The cumulative effect of the change in accounting principle was a net loss of $365,960. As a result of adopting the SOP, the amount of reserves carried for the Company’s GMDB/GMIB reinsurance agreement with CIGNA was reduced by $1,878,760, favorably impacting our reported net income. Also as a result of the SOP, the Company increased its reserves for interest sensitive contracts liability for its Transamerica contract by $38,398,730 to $611,486,170, and increased its deferred policy acquisition costs for that contract by $36,154,010 to $65,907,500. The impact of the adoption of the SOP on the Company’s accounting for the Transamerica annuity reinsurance agreement was a net charge to income of $2,244,720.

     Almost all of the GMDB policies underlying the Company’s reinsurance agreement with CIGNA include a GMIB feature. Although the individual policyholders will only be entitled to receive either the death benefit or the income benefit under those policies, the tables below are presented without any adjustment to reflect that a policyholder will not receive both benefits. All tables related to GMDB and GMIB are presented as of March 31, 2004, and are based on data as of December 31, 2003 (except as indicated).

     The key attributes of the Company’s exposure to GMDB are summarized in the following table:

Guaranteed Minimum Death Benefit
(dollars in millions)

	Type of Contract
	Return of
	Premium	Ratchet	Roll-Up	Total
Policyholder account value	$1	$85	$200	$286
Net amount at risk	$0	$27	$83	$110
Average age of policyholder	87	62	65	64
Range of minimum guarantee return rates	n/a	n/a	3-6%	n/a
Average of range of minimum return rates	n/a	n/a	5.83%	n/a

     The key attributes of the Company’s exposure to GMIB are summarized in the following table. To determine the Company’s GMIB net amount at risk in the table below, the Company assumed the net amount at risk for each policy to be the present value of the minimum guaranteed annuity payments available to the policyholder determined in accordance with the terms of the policy in excess of the policyholder’s current account balance at the valuation date. The Company assumes that all policies annuitize at March 31, 2004. Annuity purchase rates have been determined based on the 7-year treasury rate at March 31, 2004 of 3.31%.

Guaranteed Minimum Income Benefit
(dollars in millions)

Policyholder account value	$821
Net amount at risk	$260
Average age of policyholders	62
Range of minimum guarantee return rates	3-6%
Average of range of minimum guarantee return rates	5.92%
Average years remaining until annuitization	2.69

     Guaranteed minimum income benefits entitle a policyholder to purchase a lifetime annuity payment stream after the expiration of a stipulated waiting period of at least 7 years. The following table displays the development of the net amount at risk, determined at March 31, 2004, assuming all policyholders annuitize immediately at the end of their stipulated waiting period. For purposes of this display the aggregate net amount at risk is not projected to increase or decrease during the remainder of the waiting period.

Guaranteed Minimum Income Benefit
Development of Net Amount at Risk by Waiting Period
(dollars in millions)

Year Waiting
Period Ends	Net Amount at Risk
2004	$4
2005	32
2006	70
2007	126
2008	28

Total	$260

     The Company’s annuity reinsurance agreements contain minimum interest guarantee provisions that take effect when the policyholder dies, their policy annuitizes, or the policy is surrendered. During the three months ending March 31, 2004 and 2003, the Company paid approximately $1.8 million and $5.2 million, respectively, for lifetime minimum interest guarantees. The following table summarizes key information about the Company’s exposure to minimum interest guarantees.

Risk Information	Amount
Account Value	$612,242,033
Minimum Guarantee	54,000,000
Net Market Value Adjustment	11,217,167

Interest Sensitive Contracts Liability	$677,459,200

Weighted Average Attained Age of Policyholders	69 years

     The Company’s two remaining annuity reinsurance agreements are modified coinsurance agreements. As a result, the invested assets funding the Company’s annuity obligations are held and managed by the insurer issuing the underlying policies. The assets funding the Company’s annuity obligations under those agreements are described in the following table:

		% of Total
Type of Security	Market Value	Market Value
Investment grade convertible bonds	$365,508,814	54.2%
Investment grade U.S. corporate bonds	185,190,899	27.5%
U.S. Government bonds	51,084,322	7.6%
Mortgage-backed securities	39,058,994	5.8%
Below investment grade U.S. corporate bonds	32,804,060	4.9%

Total invested assets	$673,647,089	100.0%

Accrued investment income	5,520,077

Total market value, including accrued investment income	$679,167,166

6. Related Party Transactions

XL Capital Ltd and XL Life Ltd

     Michael P. Esposito, Jr., a director of the Company, currently serves as the non-executive Chairman of the Board of XL Capital Ltd (“XL Capital”). Henry C.V. Keeling is a director of the Company and currently serves as an officer of XL Capital and is the Chief Executive Officer of XL Re Ltd, a subsidiary of XL Capital. Robert M. Lichten, a director of the Company, serves as a director of a United States-based subsidiary of XL Capital. XL Capital is a major shareholder of the Company.

     On December 31, 2002, the Company entered into a transaction with XL Life Ltd (“XL Life”), a subsidiary of XL Capital, pursuant to which the Company transferred certain blocks of life reinsurance business to XL Life. Under the agreement with XL Life, the Company novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance agreement with the Company with respect to four of those blocks of business. The Company has also historically been a party to various insurance and reinsurance relationships with XL Life and its affiliates, including an excess of loss reinsurance policy related to minimum interest guarantee payments under the Company’s annuity reinsurance agreement with Transamerica. The Company and XL Life and its affiliate agreed to mutually discharge their respective rights and obligations under all of the parties’ insurance and reinsurance relationships in a comprehensive settlement effective as of July 1, 2003. Under the terms of the comprehensive settlement, the Company paid $6.0 million to XL Life and was released from any and all obligations to XL Life and its affiliate under all of the insurance and reinsurance agreements among the parties. As part of the comprehensive settlement, the Company is obligated to pay an additional $2.0 million to XL Life if prior to June 30, 2004 the Company’s stock trades above $2.00 per share for a period of 20 out of any 30 consecutive trading days and the Company raises an aggregate $35.0 million of equity or debt.

Indemnification Advances

     In accordance with the Company’s Amended and Restated Bye-laws, the Company indemnifies its officers and directors to the fullest extent permissible under Bermuda law. Pursuant to the Bye-laws, the Company will make advances for payment of the expenses incurred in connection with defending any action for which indemnification has properly been sought. In connection with a purported shareholder class action lawsuit filed against the Company and certain of its current and former officers and directors, the Company had, as of March 31, 2004, made advances of approximately $103,289 and $50,551 to John F. Burke, its Chief Executive Officer and a director, and Frederick S. Hammer, the non-executive Chairman of its Board of Directors, respectively, for payment of their expenses related to defending this lawsuit.

7. Restricted Stock

     In 2002, the Board of Directors adopted a Restricted Stock Plan under which it may grant common shares to key employees. The aggregate number of common shares that may be granted under the Restricted Stock Plan is 1,200,000, and the Compensation Committee of the Board of Directors administers the plan. Since the inception of the plan, the Company has issued 976,000 shares of restricted stock under the plan. As a result of certain employees terminating their employment with the Company, 227,133 shares of restricted stock were cancelled in 2003. The following table summarizes the vesting schedule for the shares of restricted stock outstanding as of March 31, 2004:

	Restricted	Shares Vested	Shares	Shares	Shares
	Shares	at March 31,	Vesting in	Vesting in	Vesting in
Grant Date	Outstanding	2004	2004	2005	2006
February 13, 2002	74,700	—	—	74,700	—
September 30, 2002	129,167	47,500	40,833	40,834	—
February 28, 2003	200,000	—	66,666	66,667	66,667
June 25, 2003	345,000	—	115,000	115,000	115,000

Total	748,867	47,500	222,499	297,201	181,667

     The fair value as determined at the date of grant of the restricted stock awards that were outstanding on March 31, 2004 was approximately $2,340,000 and is reflected in the Company’s balance sheet as common shares and additional paid-in-capital. The fair value of the outstanding restricted stock is being amortized on a straight-line basis over the three-year vesting period. Based on the vesting of the restricted stock, approximately $197,000 was expensed in the three months ended March 31, 2004. The unamortized balance of outstanding restricted stock is reflected in the balance sheet as a component of unamortized stock-based compensation and was approximately $1,072,000 at March 31, 2004.

8. Vulnerability Due to Concentrations

     The Company has a significant deferred annuity reinsurance agreement with Transamerica. Due to the size of this agreement, there is a material concentration of net investment income, interest credited to interest sensitive products, funds withheld at interest, deferred policy acquisition costs and interest sensitive contract liabilities.

     At March 31, 2004 and December 31, 2003, approximately $582 million and $604 million, respectively, of the Company’s funds withheld at interest receivable and $611 million and $602 million, respectively, of the Company’s interest sensitive contracts liability related to its reinsurance agreement with Transamerica. Also, at March 31, 2004 and December 31, 2003, approximately $66 million and $33 million, respectively, of the deferred policy acquisition costs asset related to its reinsurance agreement with Transamerica. The reinsurance agreement is a modified coinsurance retrocessional agreement covering policies issued by IL Annuity and Insurance Company (“IL Annuity”). Transamerica’s agreement with IL Annuity is also structured on a modified coinsurance basis, thus IL Annuity maintains ownership and control of the assets supporting the Company’s obligations to Transamerica. At March 31, 2004, Transamerica had financial strength or claims paying ratings of A+, AA, Aa3 and AA+ (with a negative outlook) from A.M. Best, Standard & Poor’s, Moody’s Ratings and Fitch Ratings, respectively.

IL Annuity is not individually rated by A.M. Best, but had a financial strength rating of BB+ from Standard & Poor’s at January 1, 2004, which was subsequently withdrawn.

     During the three months ended March 31, 2004 and 2003, the Company recorded approximately $1.8 million and $5.1 million, respectively, of minimum interest guarantee payments in connection with the Transamerica annuity reinsurance agreement. The amount of deferred acquisition costs recorded as an asset on the Company’s balance sheet related to the Transamerica agreement is based on a series of assumptions related to the investment performance of the assets supporting its liabilities under the agreement, as well as future lapse rates for the underlying policies. These assumed lapse rates include assumptions regarding future full surrenders, partial withdrawals, annuitizations and policyholder deaths. These assumptions have a direct impact on the amount of expected future minimum interest guarantee payments and on the Company’s estimated expected gross profits on the agreement and, therefore, on the recoverability of the deferred acquisition costs carried on its balance sheet. The Company believes that the assumptions related to investment performance and lapse rates are reasonable. However, there may be differences between the Company’s assumptions and the actual events and circumstances that occur in the future, and those differences could be material. If actual results are materially different from the Company’s assumptions, the Company could be required to write off additional deferred acquisition costs, which would have a significant adverse impact on the Company’s net income in future periods.

     As a result of the recapture or termination of many of the Company’s reinsurance agreements, certain of the Company’s remaining agreements, which previously did not represent a significant percentage of the Company’s business, have become more prominent. For the quarter ended March 31, 2004, the Company recorded income of approximately $0.5 million, related to its life reinsurance agreement with ERC Life. Premiums associated with this agreement for the quarter ended March 31, 2004 were approximately $5.0 million. For the quarter ended March 31, 2004, the Company recorded a loss of $0.7 million related to its remaining life reinsurance agreement with Fidelity & Guarantee Life. Premiums associated with this agreement for the quarter ended March 31, 2004, were approximately $3.8 million. For the quarter ended March 31, 2004, the Company recorded a loss of approximately $0.8 million related to its life reinsurance agreement with National States Life. Premiums associated with this agreement for the quarter ended March 31, 2004 were approximately $2.9 million.

     The Company’s United States domiciled operating subsidiary, Annuity and Life Reassurance America, was purchased from a subsidiary of SwissRe on June 1, 2000. Immediately prior to the acquisition, 100% of Annuity and Life Reassurance America’s life and annuity policies were reinsured with Reassure America Life Insurance Company (“Reassure”), a subsidiary of SwissRe, under an indemnity co-insurance agreement. Following the acquisition, the policies continue to be 100% reinsured with Reassure; however, Annuity and Life Reassurance America remains the primary carrier. Reassure is required to indemnify Annuity and Life Reassurance America for any losses associated with these policies. Reserves ceded under the reinsurance agreement with Reassure amounted to approximately $85.2 million and $88.2 million at March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004, Reassure was rated A+ (g) (superior) by A.M. Best.

9. Contingencies

     As of March 31, 2004, the Company had satisfied the collateral requirements of all its ceding companies with the exception of those asserted by CIGNA, the ceding company under the Company’s only remaining GMDB and GMIB reinsurance agreement. As of March 31, 2004, CIGNA was seeking $49.0 million of collateral in addition to the $11.0 million of collateral the Company had previously provided. The Company does not agree that the aggregate $60.0 million collateral requirement currently asserted by CIGNA is required to be posted and has not posted any additional collateral for the agreement. If CIGNA’s asserted collateral requirement is valid, the Company does not have sufficient available cash and investments to satisfy CIGNA’s request. The Company is attempting to restructure the reinsurance agreement or otherwise meet or reduce CIGNA’s request for collateral. If these negotiations are unsuccessful, CIGNA could initiate arbitration or litigation proceedings against the Company. The specific relief sought and the outcome of any proceedings that CIGNA could initiate cannot be determined at this time. If the Company does not prevail in any such arbitration or litigation proceedings, it would have a material adverse effect on the Company’s financial condition and it may be required to liquidate its operations.

     On and since December 4, 2002, certain of the Company’s shareholders filed purported shareholder class action lawsuits against the Company and certain of its present and former officers and directors in the United States District Court for the District of Connecticut seeking unspecified monetary damages. The plaintiffs claim that the defendants violated certain provisions of the United States securities laws by making various alleged material misstatements and omissions in public filings and press releases. The plaintiffs filed a single consolidated amended complaint in July 2003, adding as defendants XL Capital Ltd and two additional directors. On October 1, 2003, the Company answered the amended and consolidated complaint and denied liability on the claims the plaintiffs have asserted. In January 2004, the court ordered that a related action that the plaintiffs filed against the KPMG LLP (United States) and KPMG in Bermuda be consolidated with the action against the Company. In February 2004, the court denied certain individual defendants’ motions to dismiss the action. In March 2004, the court denied motions to dismiss filed by certain other individual defendants and XL Capital Ltd. Also in March 2004, KPMG LLP (United States) and KPMG in Bermuda filed motions to dismiss the action. The court has not yet ruled on KPMG LLP’s (United States), KPMG in Bermuda’s and one individual defendant’s respective motions to dismiss. As of March 31, 2004, the Company did not possess sufficient information to assess the possible outcome of this lawsuit and accordingly, no amounts have been recorded in the accompanying unaudited condensed consolidated financial statements related to this matter.

     On October 8, 2003, the Company was served with a statutory demand for $640,000 from Imagine Group Holdings Limited (“Imagine”), a Bermuda based reinsurance company, which was subsequently withdrawn. Imagine has since instituted a civil proceeding in the Bermuda Supreme Court against the Company, alleging that the Company is obligated to reimburse it for $640,000 of expenses incurred by Imagine in connection with a proposed December 2002 capital raising transaction that was not consummated. On March 11, 2004, the Company filed an amended defense with the court to which Imagine responded on April 26, 2004. The Company does not believe that Imagine is entitled to reimbursement of these expenses under the applicable agreement and intends to defend itself against Imagine’s claims.

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

     In addition, through October 31, 2003, the Company had received monthly settlement reports from Transamerica prepared on a basis that the Company believes conformed with the reinsurance agreement between the parties. For the period subsequent to October 31, 2003, the Company has only received settlement reports from Transamerica on a basis that Transamerica alleges is appropriate but which the Company believes is not consistent with the reinsurance agreement. The principal difference relates to how realized gains and losses related to the invested assets supporting the annuity obligations are settled between the parties. The method used by Transamerica, if appropriate, would require the Company to pay it approximately $6 million more than the Company believes is required under the agreement for the period from October 31, 2003 through March 31, 2004. Transamerica has not provided the Company with realized gain and loss information on the basis the Company believes is appropriate. As a result, in preparing its financial statements the Company has adjusted the amounts reported to it by Transamerica in the monthly settlement reports for periods subsequent to October 31, 2003 to reflect what the Company believes is the appropriate treatment of realized capital gains and losses. This dispute will be included in the pending arbitration.

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

10. Stock Warrants

     On June 30, 2003, the Company issued warrants to purchase an aggregate one million common shares of the Company at an exercise price of $1.25 per share to Hartford Life, the ceding company under the Company’s then largest guaranteed minimum death benefit reinsurance agreement. The warrants were issued in connection with the recapture of that agreement and expire on June 30, 2013, and are currently exercisable. At June 30, 2003, the fair value of these warrants, using a Black-Scholes pricing model, was estimated at $1,250,000, which was included in a charge associated with the recapture that the Company recorded during the second quarter of 2003 as a component of Claim and policy benefits expense. The expense of issuing these warrants is presented as Stock warrants in the stockholders’ equity section of the Company’s Condensed Consolidated Balance Sheet as at March 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     Annuity and Life Re (Holdings), Ltd. was incorporated on December 2, 1997 under the laws of Bermuda. We provide annuity and life reinsurance to select insurers and reinsurers through our wholly-owned subsidiaries: Annuity and Life Reassurance, Ltd., which is licensed under the insurance laws of Bermuda as a long term insurer; and Annuity and Life Re America, Inc., an insurance holding company based in the United States, and its subsidiary, Annuity and Life Reassurance America, Inc., a life insurance company authorized to conduct business in over 40 states of the United States and the District of Columbia. We acquired Annuity and Life Reassurance America on June 1, 2000. For more information regarding the business and operations of our company and its subsidiaries, please see our Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

     Our company encountered significant difficulties during the last three years. In addition to reporting significant operating losses for those years, we did not have sufficient available cash and investments to post as collateral to satisfy all of our obligations under certain of our reinsurance agreements during 2002 and 2003. During 2003, we negotiated the termination or recapture of most of our reinsurance agreements. As a result of those terminations and recaptures and other actions taken by management, as of March 31, 2004 we had satisfied all the collateral requirements of our remaining ceding companies with the exception of those asserted by Connecticut General Life Insurance Company (“CIGNA”), the ceding company under our only remaining guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) reinsurance agreement. As of March 31, 2004, CIGNA was seeking $49 million of collateral in addition to the $11 million of collateral we had previously provided. We do not agree that the aggregate $60 million collateral requirement currently asserted by CIGNA is required to be posted and we have not posted any additional collateral for this agreement. If CIGNA’s asserted collateral requirement is valid, we do not have sufficient available cash and investments to satisfy CIGNA’s request. We are attempting to restructure the reinsurance agreement or otherwise meet or reduce CIGNA’s request for collateral. If these negotiations are unsuccessful, CIGNA could initiate arbitration or litigation proceedings against us. The specific relief sought and the outcome of any proceedings that CIGNA could initiate cannot be determined at this time. If we do not prevail in any such arbitration or litigation proceedings, it would have a material adverse effect on our financial condition and we may be required to liquidate our operations. We are also a defendant in a purported shareholder class action lawsuit. The plaintiffs have not yet disclosed the damages sought.

     Transamerica Occidental Life Insurance Company (“Transamerica”) has alleged that we, as of October 31, 2003, owed $17.6 million under our annuity reinsurance agreement with Transamerica. On February 3, 2004, we paid Transamerica $12.6 million representing the net amount we believed was due under the reinsurance agreement as of October 31, 2003 after deducting $5.0 million for investment related expenses that we believed was owed to us by Transamerica. Transamerica is currently pursuing arbitration with us, asserting that the $5.0 million offset is not justified and that we owe Transamerica that amount and interest on the amounts that Transamerica previously alleged were due.

     In addition, through October 31, 2003, we had received monthly settlement reports from Transamerica prepared on a basis that we believe conformed with the reinsurance agreement between us. For the period subsequent to October 31, 2003, we have only received settlement reports from Transamerica on a basis that Transamerica alleges is appropriate, but which we believe is not consistent with the reinsurance agreement. The principal difference relates to how realized gains and losses related to the invested assets supporting the annuity obligations are settled between us. The method used by Transamerica, if appropriate, would require us to pay Transamerica approximately $6 million more than we believe is required under the agreement for the period from October 31, 2003 through March 31, 2004. Transamerica has not provided us with realized gain and loss information on the basis we believe is appropriate. As a result, in preparing our financial statements we have adjusted the amounts reported to us by Transamerica in the monthly settlement reports for periods subsequent to October 31, 2003 to reflect what we believe is the appropriate treatment of realized capital gains and losses. This dispute will be included in the pending arbitration.

     In addition, we have been attempting to engage Transamerica, and ultimately IL Annuity and Insurance Company (“IL Annuity”), the primary insurance company under the Transamerica agreement, in discussions aimed at improving investment returns from the convertible bond portfolio supporting the liabilities under this agreement and potentially redesigning the reinsured product to reduce the minimum interest guarantee exposure to us. Although certain changes have been implemented in the composition of the investment portfolio, if we are not successful in convincing Transamerica and IL Annuity to restructure the portfolio further and/or to redesign the product, we may incur additional losses on the agreement in the future.

     We plan to continue to receive premiums and pay claims under our remaining reinsurance treaties; however, we are not currently underwriting any new treaties or accepting any new business from our existing treaties. We are currently exploring whether we can, should or will begin selling new insurance and reinsurance products in the future, but we cannot assure you that we will be able to successfully develop, underwrite or market any products currently being considered. We are not seeking to negotiate the termination or recapture of any of our remaining reinsurance agreements at this time except that, as noted above, we are seeking to restructure our agreement with CIGNA.

     Our remaining life reinsurance agreements continue to be reinsurance of ordinary life insurance, primarily for mortality risk. Profitability of our life reinsurance line depends in large part on the volume and amount of death claims incurred. While death claims are reasonably predictable over a long time horizon, they are less predictable over shorter periods and are subject to fluctuation from quarter to quarter and year to year. Significant fluctuations from period to period could adversely affect the results of our operations, as occurred in 2003 and 2002. At March 31, 2004 and December 31, 2003, the total face amount of our life insurance in force was approximately $16.7 billion and $17.5 billion, respectively.

     Our remaining annuity products are reinsurance of general account fixed deferred annuities and certain ancillary risks arising from variable annuities. Profitability of the annuity reinsurance line is primarily dependent on earning a spread between the interest rate earned on the assets under management and the interest rate credited to the policyholder. This product line is market and interest rate sensitive. Fluctuations in the general level of interest rates, fixed income markets, and equity markets from period to period may cause fluctuations in the results of our operations. The combined effects of poor market performance and excessive surrender rates can adversely impact this product line, such as occurred in 2001 and 2002. At March 31, 2004 and December 31, 2003, our liability for annuity reinsurance agreements amounted to approximately $677 million and $671 million, respectively.

     Because our financial results are heavily dependent on three life reinsurance agreements and two annuity reinsurance agreements, large fluctuations in any one of these contracts could cause volatility in our overall financial results.

     On January 1, 2004, we adopted AICPA Statement of Position (SOP) 03-1. One requirement of the SOP is for us to record the largest contractually determinable amount payable to the policyholder of each underlying policy comprising our Interest sensitive contract liabilities as our reserve for those policies, rather than simply recording reserves based solely on the policyholder account values. The computation of amounts due policyholders under our reinsurance contract with Transamerica includes a market value adjustment and, to the extent the market value adjustment would require payments to policyholders in excess of the minimum guarantee amount under the policies, the reserve required under the SOP is directly influenced by changes in the value of the underlying assets. The SOP modified the accounting for liabilities recorded in connection with our reinsurance contracts, but did not modify the accounting for the assets supporting the liabilities. As a result, changes in our reserve levels resulting from underlying asset value changes will not be offset with corresponding changes in our Funds withheld asset values. This mismatch will cause volatility in net income on a quarterly basis, but we believe that it will have no effect on the underlying profitability of the Transamerica contract over the long term. To the extent that the minimum guarantee payable under the policy exceeds the payment that would be required as a result of the market value adjustment, the reserves required under the SOP would be based upon the minimum guarantee and the mismatch between liabilities and assets is less significant. If we computed our reserves as if the amounts payable to the policyholders under the Transamerica contract exceeded the minimum guarantee amount, a 1% increase (decrease) in underlying asset values would cause a $6 million charge (benefit) to net income.

     In addition to the increased net income volatility the new SOP will cause, it also adversely impacts our tangible book value, which is GAAP book value less deferred acquisition costs. The SOP required an increase in our liabilities of approximately $36.6 million and an increase in deferred acquisition costs of approximately $36.2 million. While the net impact on our GAAP book value is minor, our tangible book value was reduced by $1.38 per share as of January 1, 2004, primarily because the increase in our deferred acquisition costs is excluded from the tangible book value computation, while the increase in our liabilities is not. If the SOP were applied as of December 31, 2003 our tangible book value would have been $1.12 per share, as opposed to $2.50 per share. At March 31, 2004, our tangible book value was $1.36 per share, reflecting the continuing improvement in our financial condition. Our GAAP book value at March 31, 2004 was $5.18 per share, as compared to $5.11 per share at December 31, 2003.

     While we reported net income for the first quarter of 2004, there can be no assurance that we will be able to continue to improve our operations and liquidity. If we are unable to reposition our investment portfolio to achieve a substantially higher yield within our investment guidelines, successfully defend against the pending purported shareholder class action suit, experience continued improvement in the performance of our reinsurance agreement with Transamerica and restructure our reinsurance agreement with CIGNA, we may not be able to meet our future obligations. Our failure to achieve any one of the foregoing items could have a material adverse effect on our financial condition and results of operations and may raise significant doubt as to our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. For a more detailed discussion of certain factors that could materially and adversely affect our financial condition and results of operations, please see — Forward-Looking and Cautionary Statements.

Critical Accounting Policies

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require our management to make estimates and assumptions that affect the amounts of our assets, liabilities, stockholders’ equity and net income. We believe that the following critical accounting policies, as well as those set forth in our Form 10-K for the year ended December 31, 2003, as amended, detail the more significant estimates and assumptions used in the preparation of our consolidated financial statements.

     Deferred Policy Acquisition Costs. The costs of acquiring new business, principally allowances, which vary with and are primarily related to the production of new business, are deferred. For traditional life and annuity policies with life contingencies, deferred policy acquisition costs are charged to expense using assumptions consistent with those used in computing policy reserves. Assumptions as to anticipated premiums are estimated at the date of the policy issuance, or the effective date of the most recent premium rate increase, and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in earnings in the period such deviations occur. For these contracts, the amortization periods are generally the estimated life of the policies. We terminated or recaptured several of our reinsurance agreements during 2003, which caused us to incur significant deferred acquisition cost write-downs. While we believe that there will be minimal, if any, termination or recapture activity in the future, we will consider transactions in connection with the resolution of outstanding disputes with certain of our ceding companies, or that are otherwise economically beneficial to us, which may require write downs of deferred acquisition costs.

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

     In determining the level of our deferred acquisition costs relating to our Transamerica contract at March 31, 2004, we assumed future total returns on convertible bonds of 8.01% for 2004 and each year thereafter. Additionally, we assumed future average total returns of 6.24% for 2004 and each year thereafter for the other asset classes in which policyholder premiums have been invested. We also assumed a future lapse rate for the underlying policies of approximately 21% in 2004, 18% in 2005 and annual rates of 12% to 17% thereafter. These assumed lapse rates include assumptions regarding full surrenders, partial withdrawals, annuitizations and policyholder deaths. Consistent with our accounting policies, we review the key assumptions used in determining the carrying value of our deferred acquisition cost each quarter. A change in these assumptions could result in additional charges that would adversely impact future earnings. If our assumptions for total returns prove to be inaccurate, or if lapse rates exceed our assumptions, we may be required to make additional minimum interest guarantee payments and record additional write downs of deferred acquisition costs, which would adversely impact future earnings. Assuming no change in lapse assumptions, the net impact of a 100 basis point decrease in our total return assumptions in all future years would have required an additional write down of deferred acquisition costs of approximately $8,800,000 as of March 31, 2004. Assuming no change in our total return assumptions, a 1% increase in our lapse assumptions on our Transamerica annuity agreement in all future years would have not required an additional write down of deferred acquisition costs as of March 31, 2004 because we are not currently projecting a loss over the life of the agreement. Additional increases in our lapse assumptions might result in write downs of deferred acquisition costs.

     Embedded Derivatives. We have concluded that there is an embedded derivative within the Funds withheld at interest receivable related to one of our annuity reinsurance contracts written on a modified coinsurance basis that requires bifurcation and separate accounting under Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities. This embedded derivative is similar to a total return swap arrangement on the underlying assets held by our ceding company under the agreement. The fair value of the embedded derivative is classified as part of our Funds withheld asset on our balance sheet. We have developed a cash flow model with the assistance of outside advisors to arrive at an estimate of the fair value of this total return swap that uses various assumptions regarding future cash flows under the affected annuity reinsurance agreement. The fair value of the embedded derivative is influenced by changes in credit risk, changes in expected future cash flows under the annuity reinsurance agreement and interest rates. The change in fair value of the embedded derivative is recorded in our statement of operations as Net change in fair value of embedded derivatives, which is a non-cash item. The change in fair value of the embedded derivative also impacts the emergence of expected gross profits for purposes of amortizing deferred acquisition costs associated with the contract. The application of this accounting policy has increased the volatility of our reported earnings. While we have made an estimate of the fair value of the embedded derivative using a model that we believe to be appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, it is possible that we may modify our methodology. Changes in our assumptions and industry standards could have a significant impact on the fair value of the embedded derivative and our reported earnings. We do not bifurcate and separately account for the embedded derivatives contained in our Transamerica annuity reinsurance agreement or our GMDB/GMIB reinsurance agreement with CIGNA because we acquired those agreements prior to the transition date elected by us under SFAS 133, as amended. Because of the nature of the assets underlying our Transamerica contract, which were roughly 60.5% convertible bonds at March 31, 2004, the bifurcation and separate accounting for the embedded derivatives contained in that contract could add significant volatility to our reported results. If we bifurcated and separately accounted for the embedded derivatives contained in our GMDB/GMIB reinsurance agreement with CIGNA, it also could add volatility to our reported results.

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

     We reinsure certain minimum guarantees associated with variable annuity agreements through our combined GMDB/GMIB agreement with CIGNA. Our obligations for the CIGNA annuity contract are reflected on our balance sheet as “Reserves for future policy benefits.” Our obligations arising from our fixed annuity reinsurance agreements come from our reinsurance agreement with Transamerica and a second smaller annuity reinsurance agreement. Our obligations for these fixed annuity contracts are reflected on our balance sheet as “Interest sensitive contracts liability.” On January 1, 2004, we adopted the AICPA Statement of Position (SOP) 03-1 to account for our combined GMDB/GMIB agreement with CIGNA and our annuity reinsurance agreement with Transamerica.

     AICPA Statement of Position (SOP) 03-1. In July 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts and provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. The SOP is effective for financial statements for fiscal years beginning after December 15, 2003. We adopted the SOP as of January 1, 2004.

     We have a combined GMDB/GMIB contract with CIGNA and an annuity reinsurance agreement with Transamerica, both of which are affected by the adoption of this new SOP. The SOP provides guidance for reserving for contracts with guaranteed minimum death and guaranteed minimum income benefits. The SOP requires projections of a wide number of future economic scenarios that impact the present value of premiums earned and claims paid. Based on these projections and historical experience, a Benefit Ratio is determined. The reserve is then determined by applying the Benefit Ratio to premiums received and then deducting claims paid, both with interest. The SOP also provides guidance for reserving for annuity agreements with more than one potential account balance. These types of exposures are reserved for based upon the highest contractually determinable balance for each policyholder, without consideration of surrender fees. Upon adoption of the SOP on January 1, 2004, we recorded a one-time transition adjustment to our carried reserves for interest sensitive contracts liability and deferred acquisition costs asset for the Transamerica annuity reinsurance agreement, and future policy benefits for the CIGNA contract. The impact of our adoption of the SOP is discussed below in “Operating Results.” While this new SOP does not change management’s view of the profitability of these two agreements over the long term, we do anticipate that this new standard will increase the volatility of our income for both of these agreements on a quarterly basis.

     If actual events differ significantly from the underlying estimates and assumptions used by us in the application of any of the aforementioned accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Operating Results

     Net Income (Loss). For the three month period ended March 31, 2004, we had net income, after the cumulative effect of a change in accounting principle, of $834,394, or $0.03 per basic and fully diluted common share, as compared to a net loss of $(52,474,816), or $(2.03) per basic and fully diluted common share, for the three month period ended March 31, 2003.

     In the three months ended March 31, 2004, our income before cumulative effect of a change in accounting principle was $1,200,354. We recorded income of approximately $930,000 from our annuity reinsurance agreement with Transamerica during the first quarter of 2004. This agreement is our largest annuity reinsurance agreement, and represented approximately $582 million, or approximately 90%, of our Funds withheld at interest receivable as of March 31, 2004. Our GMDB/GMIB contract with

CIGNA produced income of approximately $527,000 in the first quarter of 2004. Our largest life reinsurance agreement produced approximately $513,000 of income during the first quarter of 2004 and $400,000 of income resulted from lower than expected claims from reinsurance agreements recaptured in 2003. Income for the three month period ended March 31, 2004 was partially offset by a $737,000 loss on our second largest life reinsurance agreement as well as operating expenses that exceeded general account investment income and net realized investment gains by approximately $533,000.

     In the three months ended March 31, 2004, the cumulative effect of a change in accounting principle due to the adoption of Statement of Position (SOP) 03-1 was a net loss of $365,960. As a result of the adoption of the SOP on January 1, 2004, the amount of Reserves for future policy benefits relating to our GMDB/GMIB agreement with CIGNA was reduced by $1,878,760, favorably impacting our reported net income. The impact of the adoption of the SOP on our accounting for the Transamerica annuity reinsurance agreement was a net charge of $2,244,720 as a result of an increase in Interest sensitive contracts liability of $38,398,730 partially offset by an increase in Deferred policy acquisition costs of $36,154,010.

     The loss in the first quarter of 2003 was primarily the result of losses associated with recaptures and terminations of life and annuity reinsurance agreements and adverse claims experience under our life reinsurance agreements. During the first quarter of 2003, we negotiated the recapture and termination of certain of our reinsurance agreements, including several life reinsurance agreements and our annuity reinsurance agreement with Ohio National. In connection with these recaptures and terminations, we incurred losses of approximately $39,585,000 during the first quarter of 2003. Adding to our net loss for the three months ended March 31, 2003 were reported claims under our life reinsurance agreements exceeding our expectations, reduced investment income and increased operating expenses.

     Net Premiums. Net premium revenue for the three months ended March 31, 2004 decreased 77% to $14,310,641, as compared with $61,365,914 for the three months ended March 31, 2003. Substantially all premium revenue was derived from traditional ordinary life reinsurance agreements. The decline in premium revenue reflects the significant reduction of business in force resulting from the recapture and termination of life reinsurance agreements in 2003. At March 31, 2004, the total face amount of life insurance in force decreased to approximately $16.7 billion, as compared with approximately $69.0 billion at March 31, 2003. Our now largest life reinsurance agreement represented approximately $7.8 billion of life insurance in force at March 31, 2004 and $5 million of premium revenue for the quarter ended March 31, 2004.

     Net Investment Income. Total net investment income for the three months ended March 31, 2004 was $9,250,735, as compared with $8,158,689 for the three months ended March 31, 2003. Income earned on our general account assets for the three months ended March 31, 2004 was approximately $1,555,000, as compared to approximately $1,882,000 for the three month period ended March 31, 2003. The average annualized yield rate earned on our general account assets for this quarter was approximately 3.46%, as compared with 2.48% for the three months ended March 31, 2003.

     Income earned on Funds withheld for the three months ended March 31, 2004 was approximately $7,696,000, as compared to approximately $6,277,000 for the three months ended March 31, 2003. The increase in investment income on our Funds withheld is primarily due to increased yields on the assets underlying our two annuity reinsurance agreements, especially our largest such agreement with Transamerica. The average annualized yield rate earned on Funds withheld was approximately 4.85% for the three months ended March 31, 2004, compared with 2.51% for the three months ended March 31, 2003. For purposes of calculating the average yield rates earned on our Funds withheld at interest, we include our share of the investment income and net realized capital gains and losses as reported to us through our settlements with our ceding companies, although we are currently involved in a dispute with Transamerica regarding the method by which realized gains and losses are settled under our reinsurance agreement. As a result, we have adjusted the amounts reported to us in the monthly settlement reports for periods subsequent to October 31, 2003 to reflect what we believe is the appropriate treatment of realized capital gains and losses.

     Net Realized Investment Gains. Net realized investment gains for the three months ended March 31, 2004 were $678,925, as compared with net realized investment gains of $1,663,868 for the three months ended March 31, 2003. The relatively high level of net realized investment gains for the three months ended March 31, 2003 reflected the significant sales from our investment portfolio in the first quarter of 2003 in connection with the termination and recapture of a number of our reinsurance agreements and to meet the collateral requirements of certain of our ceding companies. We plan to continue to hold a relatively large portion of our assets in short duration investments until interest rates rise or we conclude they are not going to rise in the foreseeable future. However, we will adjust our investment strategy based on developments in the markets and our business and those adjustments may result in realized gains or losses being recognized. We make decisions concerning the sales of invested assets based on a variety of market, business and other factors.

     Net Change in Fair Value of Embedded Derivatives. Under SFAS 133, we are required to bifurcate and separately account for the embedded derivatives contained in one of our annuity reinsurance contracts. As of March 31, 2004, the embedded derivative related to that agreement had an unrealized loss of approximately $7,183,000. Unrealized changes in the fair value of the embedded derivative are reflected in our results of operations. For the three months ended March 31, 2004, the net change in fair value of embedded derivatives was an unrealized gain of $607,388, as compared to an unrealized gain of $13,754,859 for the comparable prior period in 2003. In the first quarter of 2003, we had four annuity reinsurance agreements with embedded derivatives that we were required to bifurcate and separately account for. The unrealized gain in embedded derivatives during the three months ended March 31, 2004 reflects credit spreads tightening. The primary reason for the unrealized gain in embedded derivatives for the three months ended March 31, 2003 was the termination of our Ohio National annuity reinsurance agreement in the first quarter of 2003. Widening credit spreads and bond defaults in the portfolio of assets supporting this agreement had caused unrealized losses on our Ohio National annuity reinsurance agreement through December 31, 2002. These cumulative unrealized losses were reversed upon the termination of the Ohio National agreement.

     Surrender Fees and Other Revenue. Surrender fees and other revenue for the three months ended March 31, 2004 were $1,074,932, as compared with $1,390,247 for the three months ended March 31, 2003. This income is primarily derived from surrender fees related to our fixed annuity contract with Transamerica. The decrease in revenue is mainly due to a smaller policyholder base resulting in a lower absolute level of withdrawals and lower surrender rates.

     Claims and Policy Benefits. Claims and policy benefits include both life and variable annuity benefits, including GMDB, GMIB and, during the first quarter of 2003, enhanced earnings benefits (“EEB”). Claims and policy benefits for the three months ended March 31, 2004 were $10,244,658, or 72% of net premium, as compared with $75,089,440, or 122% of net premium, for the three months ended March 31, 2003. The absolute decline in claims and policy benefits compared to the same quarter in 2003 was the result of the significant reduction of life insurance in force from approximately $69.0 billion at March 31, 2003 to approximately $16.7 billion at March 31, 2004, as well as the termination of our guaranteed minimum death benefit contract with Hartford Life in 2003. While the recaptures of life reinsurance agreements during 2003 have reduced claims and policy benefits in 2004, they may increase volatility in the level of claims and policy benefits as a percentage of premiums in the future.

     Interest Credited to Interest Sensitive Products. Interest credited to Interest sensitive products, which represents liabilities to policyholders we assume under certain annuity reinsurance agreements, was $3,529,250 for the three months ended March 31, 2004, as compared with $4,871,759 for the three months ended March 31, 2003. Included in Interest credited to interest sensitive products for the three months ended March 31, 2004 are minimum interest guarantee payments of approximately $1,828,000, as compared to minimum interest guarantee payments of $5,107,000 for the three months ended March 31, 2003. The reduction in minimum interest guarantee payments in 2004 was primarily due to improving lapse experience and total returns on our annuity reinsurance contract with Transamerica during the first quarter of 2004.

     Policy Acquisition Costs and Other Insurance Expenses. Policy acquisition costs and other insurance expenses, consisting primarily of allowances and amortization and write downs of deferred policy acquisition costs, for the three months ended March 31, 2004 were $8,180,997, as compared with $52,501,064 for the three months ended March 31, 2003. The decrease for the three months ended March 31, 2004 reflects the reduction in the size of our book of business during 2003. Policy acquisition and other insurance expenses for the first quarter of 2003 included the net write down of deferred acquisition costs associated with the recapture and termination of contracts of approximately $42,250,000.

     Operating Expenses. Operating expenses for the three months ended March 31, 2004 were $2,767,362 or 11% of total revenue (excluding the net change in fair value of embedded derivatives), as compared with $6,346,130 or 9% of total revenue (excluding the net change in fair value of embedded derivatives) for three months ended March 31, 2003. The absolute decrease in expenses for the first quarter of 2004 reflects reductions in employee compensation costs, premiums for directors and officers liability coverage and reduced professional and consulting fees.

Segment Results

     We separately track financial results of our life and annuity operations in segments. Each segment is defined by the dominant risk characteristic inherent in products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk. In addition, one of our remaining modified coinsurance annuity reinsurance agreements has features that constitute an embedded derivative that requires bifurcation and separate accounting under SFAS 133 — Accounting for Derivative Instruments and Hedging Activities. The change in the fair value of this embedded derivative is included in the annuity segment. Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in our portfolio and investment income on undeployed invested assets. Operating expenses are generally allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to the segment, except for capital raising costs, which have been completely allocated to the corporate segment. Segment results are reported in Note 4 to our unaudited condensed consolidated financial statements.

     Life Segment. Our life reinsurance segment is the reinsurance of ordinary life insurance, primarily for mortality risks. Ordinary life reinsurance generally is the reinsurance of individual term life insurance policies, whole life insurance policies and joint and survivor insurance policies on yearly renewable term bases. In addition, we reinsured the mortality risk inherent in universal life insurance policies, variable universal life insurance policies and variable life insurance policies.

     Our life segment is our largest segment as measured by revenues. Our life segment income for the three months ended March 31, 2004 was $174,580, as compared with a segment loss of $(45,146,168) for the three months ended March 31, 2003. In the three months ended March 31, 2004, our largest life reinsurance agreement produced approximately $513,000 of income and $400,000 of income resulted from lower than expected claims from reinsurance agreements recaptured in 2003. These amounts were partially offset by a $737,000 loss on our second largest life reinsurance agreement. The life segment loss for the three months ended March 31, 2003 was primarily due to a loss of approximately $34,090,000 relating to the recaptures of life reinsurance agreements in that quarter. Segment loss for the three months ended March 31, 2003 was also affected by reported claims under our life reinsurance agreements that exceeded our expectations.

     Segment revenues for the three months ended March 31, 2004 declined 76% to $14,615,501 from $60,169,987 for the three months ended March 31, 2003. This decline reflects our reduced levels of life insurance in force as a result of recaptures of life reinsurance agreements during 2003. In addition, net investment income attributable to the life segment for the first quarter of 2004 decreased by approximately $644,000, as compared with the first quarter of 2003, reflecting reduced invested assets in the life segment as a result of the terminations and recaptures in 2003.

     Segment policy benefits and expenses declined 86% to $14,440,921 for the three months ended March 31, 2004, as compared with $105,316,155 for the three months ended March 31, 2003. Segment policy benefits and expenses for the three months ended March 31, 2003 included the net cost of recaptures during that quarter of $34,100,000. The balance of the decline is attributable to the significant reduction in life insurance in force during 2003 and because the three months ended March 31, 2003 was adversely affected by reported claims under our life reinsurance agreements that exceeded our expectations. While the recaptures of life reinsurance agreements during 2003 have reduced claims and policy benefits in the first quarter of 2004, they may increase volatility in the level of claims and policy benefits as a percentage of premiums in the future.

     Annuity Segment. Our annuity reinsurance segment is the reinsurance of general account fixed deferred annuities and certain minimum guarantees arising from variable annuities. With respect to the general account fixed annuities we reinsure, our agreements generally relate to individual general account single premium deferred annuity policies, which involve the tax-deferred accumulation of interest on a single premium paid by the policyholder (accumulation phase policies). Accumulation phase policies are subject primarily to investment risk and persistency (lapse) risk. We also reinsure certain guarantees associated with variable annuity agreements, including GMDB, GMIB, and, during the first quarter of 2003, EEB. As of March 31, 2004, we reinsured only GMDB and GMIB through a single reinsurance agreement with CIGNA.

     Our annuity segment contains the majority of our assets and exposes us to significant net income volatility from three sources. First, under SFAS 133 – Accounting for Derivative Instruments and Hedging Activities we must value the embedded derivative associated with one of our annuity reinsurance agreements. This unrealized change in the value of the derivative is reported in our income statement each quarter. The change in the value of the derivative can be large, and is driven by financial market conditions, most notably credit risk related changes. Second, as a result of our adoption of AICPA Statement of Position (SOP) 03-1, changes in our reserve levels for our Transamerica annuity reinsurance agreement resulting from underlying asset value changes will not be offset with corresponding changes in our Funds withheld asset values, which will cause volatility in net income. To the extent that the minimum guarantee payable under the policies underlying the Transamerica agreement exceeds the payment that would be required as a result of the market value adjustment in those policies, the reserves required under the SOP would be based upon the minimum guarantee and the mismatch between liabilities and assets is less significant. If we computed our reserves as if the amounts payable to the policyholders under the Transamerica contract exceeded the minimum guarantee amount, a 1% increase (decrease) in underlying asset values would cause a $6 million charge (benefit) to net income. Third, our Transamerica annuity reinsurance contract has exhibited volatility in the past due to write downs of our deferred acquisition cost balance which were based upon management’s estimates of future investment performance and lapse experience. While we believe these estimates are reasonable, they are estimates of future events and may prove to be inaccurate. If such assumptions turn out to be inaccurate, we could be required to write off additional deferred acquisition costs, which would have a significant adverse impact on our net income in future periods.

     Annuity segment income was $967,653 for the three months ended March 31, 2004, as compared with a loss of $(7,870,476) for the three month period ended March 31, 2003. As a result of the adoption of the SOP on January 1, 2004, the amount of reserves for future policy benefits for our GMDB/GMIB reinsurance agreement was reduced by $1,878,760, favorably impacting net income. The impact of the adoption of the SOP on our accounting for the Transamerica annuity reinsurance agreement was a cumulative charge of $2,244,720. This was the net result of an increase in Interest sensitive contracts liability of $38,398,730 offset by an increase in Deferred policy acquisition costs of $36,154,010. The Transamerica annuity agreement also produced income of approximately $930,000 during the three months ended March 31, 2004 while our GMDB/GMIB contract with CIGNA resulted in income of approximately $527,000. We also incurred a loss of approximately $73,000 on our other annuity reinsurance agreement reflecting a narrowing of our yield spread due to the current interest rate environment.

     Total revenue for our annuity segment declined 59% to $9,920,074 for the three months ended March 31, 2004, as compared with $24,103,131 for the three month period ended March 31, 2003. This decline is due to a decrease in embedded derivative gains of $13,147,471, as well as reduced surrender fee revenue due to improving lapse experience and lower policy premiums due to a smaller asset and policyholder base. The declines were partially offset by increased investment income on our Funds withheld assets.

     Policy benefits and expenses for the annuity segment decreased 73% to $8,586,461 for the three month period ended March 31, 2004, as compared with $31,973,607 for the three month period ended March 31, 2003. The primary components of these expenses are interest credited to policyholders, payments for minimum interest guarantees, payments and reserve changes for minimum guarantees associated with variable annuity contracts and write downs and amortization of deferred acquisition costs. The decline in policy benefits and expenses is primarily due the termination of several of our annuity reinsurance agreements during 2003. In addition, as a result of a smaller base of policyholders, improved investment returns and lower lapse rates on the Transamerica annuity reinsurance agreement, minimum interest guarantee payments under the contract declined from approximately $5,170,000 for the first quarter of 2003 to approximately $1,828,000 for the first quarter of 2004, a decrease of approximately $3,342,000.

     Corporate Segment. The corporate segment includes all of our capital gains and losses, investment income on undeployed invested assets, capital raising costs and a proportionate share of operating expenses based upon how stockholders’ equity is deployed to the life and annuity segments. As a result, the corporate segment, while small relative to our total company, will likely have volatile results. Corporate segment loss was $(307,839) for the three month period ended March 31, 2004, as compared with segment income of $541,828 for the three month period ended March 31, 2003. Revenues declined 33% to $1,387,046 for the three month period ended March 31, 2004, as compared with $2,060,459 for the three month period ended March 31, 2003. The decreases in segment revenues and income were primarily the result of lower realized capital gains of approximately $985,000 in the first quarter of 2004 compared to the first quarter of 2003.

     Segment benefits and expenses increased 12% to $1,694,885 for the three month period ended March 31, 2004, as compared with $1,518,631 for the three month period ended March 31, 2003. The increase reflects a rise in the percentage of operating expenses allocated to the corporate segment in the first quarter of 2004 due to a greater proportionate share of stockholders’ equity allocated to the corporate segment as a result of the downsizing of our life and annuity segments during 2003.

Financial Condition

Investments

     At March 31, 2004 and December 31, 2003, virtually all of our invested assets, including cash and cash equivalents, were posted as collateral to secure our obligations under reinsurance agreements and letter of credit facilities or were required to maintain the statutory capital and surplus requirements of our U.S. operating subsidiary. At March 31, 2004, our invested assets, including cash and cash equivalents, had an aggregate fair value of $162,153,583, as compared with an aggregate fair value of $197,880,755 at December 31, 2003. The decline in our invested assets during the first quarter of 2004 was due to a $22,100,000 million payment we made in connection with the settlement of the recapture of our life reinsurance agreement with Metropolitan Life Insurance Companies and a $12,600,000 payment we made to Transamerica in February 2004. At March 31, 2004, unrealized gains totaled $2,550,555, as compared to $1,840,849 at December 31, 2003. At March 31, 2004 and December 31, 2003, the weighted average duration of the fixed income securities included in our invested assets was 3.6 and 3.9 years, respectively, and the weighted average investment quality rating was “AA” at the end of each period.

     Our investments are governed by investment guidelines established and approved by our Board of Directors. Our investment objectives are to achieve above average risk-adjusted total returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity in our portfolio and match the cash flows of our investments to our related insurance liabilities. Our investment guidelines, as recently amended, require our overall fixed income portfolio to maintain a minimum weighted average credit quality of “A” and limit investment in fixed income securities that are non-rated or below investment grade at the time of purchase to an aggregate of $3,000,000. In the first quarter of 2004, we invested approximately $450,000 in securities that were non-rated at the time of their purchase. While any investment carries some risk, the risks associated with non-rated or lower-rated securities generally are greater than the risks associated with investment grade securities. A fixed income security rated “A” by Standard & Poor’s is considered to be somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than higher-rated issuers; however, the issuer’s capacity to meet its financial commitment on the security is still considered to be strong. We currently do not invest in any fixed income securities in emerging markets.

     At both March 31, 2004 and December 31, 2003, none of our fixed income securities consisted of below investment-grade securities. There was one non-rated security held at March 31, 2004. The fair value of below investment-grade and non-rated investments varies depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer. As noted above, our investment guidelines require our overall fixed income portfolio to maintain a minimum weighted average credit quality of “A” and limit the amount of our investments in fixed income securities that are non-rated or below investment grade at the time of purchase. We monitor the creditworthiness of the portfolio as a whole, and when the fair market value of a security declines for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its fair value. At March 31, 2004, there were no impaired securities in our portfolio.

     At March 31, 2004, mortgage-backed securities represented approximately 15% of our invested assets, including cash and cash equivalents, as compared with approximately 11% at December 31, 2003. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage-backed securities include collateralized mortgage obligations (“CMO’s”) and mortgage-backed pass-through securities. Mortgage backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in agency mortgage backed securities. Our mortgage backed securities portfolio had a weighted average investment quality rating of “AAA” at both March 31, 2004 and December 31, 2003.

     At March 31, 2004, approximately 21% of our mortgage-backed investment portfolio consisted of securities with planned repayment schedules, as compared with 7% at December 31, 2003. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches of the CMO.

     The following table summarizes our investment results (excluding investment income on assets held and managed by our ceding companies or others on their behalf) for the periods indicated:

Investment Results

	Three Months Ended March 31,		Twelve Months Ended December 31,
	2004	2003	2003	2002	2001
	(Dollars in thousands)
Total invested assets, including cash and equivalents (1)	$162,154	$299,864	$197,881	$306,346	$423,780
Investment income, net of related expenses	$1,555	$1,882	$5,924	$25,931	$20,165
Effective yield rate (2)	3.46%	2.48%	2.53%	5.28%	5.74%
Realized investment gains	$679	$1,664	$6,407	$19,749	$1,230

(1)	Fair value at end of the indicated period.

(2)	The effective yield rate equals (i) net investment income divided by (ii) the average of total adjusted invested assets (fixed maturities at amortized cost, including assets on deposit with reinsurers) at the end of each calendar quarter included in the indicated period.

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

     At March 31, 2004, our Funds withheld at interest receivable related to our annuity reinsurance contracts had a carrying value of approximately $640 million. Our agreement with Transamerica accounted for approximately 90% of our Funds withheld at interest receivable at March 31, 2004, as compared to 91% at December 31, 2003. At March 31, 2004, the assets held and managed by our ceding companies under our annuity reinsurance contracts had a combined market value of $674 million and were invested in convertible bonds and fixed income securities having a weighted average credit quality of “A-” and a weighted average duration of 4.7 years. At December 31, 2003, these assets had a weighted average credit quality of “A-” and a weighted average duration of 5.9 years. In addition, at March 31, 2004, approximately 4.9% of such assets were invested in below investment grade securities, as compared with 5.5% of such assets at December 31, 2003. The average yield rates earned on the assets held and managed by our ceding companies was approximately 2.81% for the three months ended March 31, 2004.

     The average yield rate earned on the invested premiums funding our annuity obligations to Transamerica was approximately 4.85% for the three months ended March 31, 2004. The average yield rate earned on the invested premiums funding our annuity obligations for the other annuity reinsurance agreement was approximately 4.86% for the three months ended March 31, 2004. For purposes of calculating the average yield rate earned on assets held and managed by our ceding companies, we include our share of the investment income and net realized capital gains and losses as reported to us through our settlements with our ceding companies, although we are currently involved in a dispute with Transamerica regarding the method by which realized gains and losses are settled under our reinsurance agreement. As a result, we have adjusted the amounts reported to us in the monthly settlement reports for periods subsequent to October 31, 2003 to reflect what we believe is the appropriate treatment of realized capital gains and losses.

Transamerica

     Our annuity reinsurance contract with Transamerica is our largest annuity reinsurance contract and, as of March 31, 2004, approximately $582 million, or 90%, of our Funds withheld at interest receivable; approximately $611 million, or 90%, of our Interest sensitive contracts liability; and approximately $66 million of the deferred policy acquisition costs assets on our balance sheet related to this contract. As a result of the changes to our remaining book of business during 2003, especially the termination of our annuity reinsurance agreement with Ohio National, we expect that the assets and liabilities associated with the Transamerica contract will continue to represent a significant portion of our total assets and liabilities in future periods. While we expect that our adoption of the AICPA SOP 03-1 on January 1, 2004 will increase the volatility of our income for the contract on a quarterly basis, we do not expect the Transamerica contract to generate significant income over the long term. The amount of deferred acquisition costs we record as an asset on our balance sheet related to the Transamerica contract is based on a series of assumptions related to the investment performance of the assets supporting our liabilities under the contract, as well as future lapse rates for the underlying policies. These assumed lapse rates include assumptions regarding future full surrenders, partial withdrawals, annuitizations and policyholder deaths. While we believe the investment and lapse estimates to be reasonable, they are estimates of future events and we cannot assure you that they will prove to be accurate. If such assumptions turn out to be inaccurate, we could be required to write off additional deferred acquisition costs, which would have a significant adverse impact on our net income in future periods.

     At March 31, 2004, the assets funding the policyholder obligations under the Transamerica contract had an average credit quality of “A-” and an average duration of 4.8 years, as compared with an average credit quality of “A-” and an average duration of 6.1 years at December 31, 2003. The contract is a retrocessional arrangement covering VisionMark fixed annuity products issued by IL Annuity. AmerUS Capital Management, the investment manager appointed by IL Annuity, manages the assets underlying the Transamerica contract. At March 31, 2004 and December 31, 2003, AmerUS Capital Management had invested approximately 61% and 64%, respectively, of the premiums paid in connection with the underlying policies in investment grade convertible bonds and had invested the remaining premiums in investment grade bonds, government bonds, mortgage-backed securities and high yield bonds. The value of convertible bonds is a function of their investment value (determined by comparing their yield with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and their conversion value (at market value, if converted into the underlying common stock). To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible bonds will be increasingly influenced by their conversion value. Consequently, the value of convertible bonds may be influenced by changes in the equity markets. While convertible bonds would typically be expected to produce lower investment income than other fixed income securities, convertible bonds provide the potential for higher total returns through the underlying equity component of the bonds, which are passed on to VisionMark policyholders through the total return adjustment upon surrender of the policies.

     As with the holders of other single premium deferred annuity policies, a VisionMark policyholder is guaranteed a return of premiums paid plus a guaranteed minimum interest rate of 3% to 3.5% per annum over the life of the policy. During the three months ended March 31, 2004 and March 31, 2003, we paid approximately $1,828,000 and $5,107,000, respectively, under our annuity reinsurance contract with Transamerica to cover our proportionate share of the shortfall that arose because the net investment returns on the assets related to these policies substantially underperformed the minimum interest guarantees for surrendered policies.

     According to data provided to us by Transamerica, at March 31, 2004, the assets held by IL Annuity and managed by AmerUS Capital were comprised of the following:

			% of Total
Type of Security	Book Value(1)	Market Value	Market Value
Investment grade convertible bonds	$350,731,003	$365,508,814	60.5%
Investment grade U.S. corporate bonds	120,570,832	125,677,647	20.8%
U.S. Government bonds	49,996,473	50,354,512	8.3%
Mortgage-backed securities	31,834,963	31,998,426	5.3%
Below investment grade U.S. corporate bonds	29,356,229	30,698,627	5.1%

Total invested assets	$582,489,500	$604,238,026	100.0%

Accrued investment income		4,424,672

Total market value, including accrued investment		$608,662,698

(1)	Book values are statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with Transamerica. We believe this presents a better understanding of potential future returns and cash flows under the contract.

     According to data provided to us by Transamerica, at March 31, 2004, the credit ratings of the assets (excluding accrued investment income) held by IL Annuity and managed by AmerUS Capital were approximately as follows:

			% of Total
Ratings(1)	Book Value(2)	Market Value	Market Value
AAA	$93,590,632	$94,296,872	15.6%
AA	43,249,131	43,239,434	7.2%
A	143,871,529	147,220,947	24.4%
BBB	272,421,979	288,782,146	47.8%
BB and below	29,356,229	30,698,627	5.1%

Total invested assets	$582,489,500	$604,238,026	100.0%

Accrued investment income		4,424,672

Total market value, including accrued investment income		$608,662,698

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on an equivalent rating assigned by the National Association of Insurance Commissioners.

(2)	Book values are statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with Transamerica. We believe this presents a better understanding of potential future returns and cash flows under the contract.

     According to data provided to us by Transamerica, at March 31, 2004, the maturity distribution of the assets held by IL Annuity and managed by AmerUS Capital was approximately as follows:

			% of Total
Maturity	Book Value(1)	Market Value	Book Value
Within one year	$27,359,370	$27,476,645	4.6%
From one to five years	87,483,072	91,290,888	15.1%
From six to ten years	126,355,744	128,798,180	21.3%
More than ten years	341,291,314	356,672,313	59.0%

Total all years	$582,489,500	$604,238,026	100.0%

(1)	Book values are statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with Transamerica. We believe this presents a better understanding of potential future returns and cash flows under the contract.

Other Annuity Reinsurance Contract

     At March 31, 2004, we had one other annuity reinsurance contract. At March 31, 2004, the assets funding the policyholder obligations under this contract had an average credit quality of “A” and an average duration of approximately 4.23 years, as compared with an average credit quality of “A” and an average duration of approximately 3.95 years at December 31, 2003.

     According to information provided by the ceding company under this annuity reinsurance contract, at March 31, 2004, the assets held and managed by this ceding company were comprised of the following:

			% of Total
Type of Security	Book Value(1)	Market Value	Market Value
Investment grade U.S. corporate bonds	55,469,692	59,513,252	85.7%
Mortgage-backed securities	6,378,953	7,060,568	10.2%
Below investment grade bonds	2,072,385	2,105,433	3.0%
Government bonds	729,810	729,810	1.1%

Total invested assets	$64,650,840	$69,409,063	100.0%

Accrued investment income		1,095,405

Total market value, including accrued investment income		$70,504,468

(1)	Book values are statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with the ceding company under the contract. We believe this presents a better understanding of potential future returns and cash flows under the contract.

     According to information provided by the ceding company under this annuity reinsurance contract, at March 31, 2004, the credit ratings of the assets (excluding accrued investment income) held and managed by the ceding company were approximately as follows:

			% of Total
Ratings(1)	Book Value(2)	Market Value	Market Value
AAA	$2,913,044	$2,925,437	4.2%
AA	5,019,854	5,312,465	7.7%
A	21,727,683	23,342,216	33.6%
BBB	32,853,843	35,662,235	51.4%
BB and below	2,136,416	2,166,710	3.1%

Total invested assets	$64,650,840	$69,409,063	100.0%

Accrued investment income		1,095,405

Total market value, including accrued investment income		$70,504,468

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on an equivalent rating assigned by the National Association of Insurance Commissioners.

(2)	Book values are statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with the ceding company under the contract. We believe this presents a better understanding of potential future returns and cash flows under the contract.

     According to information provided by the ceding company under this annuity reinsurance contract, at March 31, 2004, the maturity distribution of the assets held and managed by the ceding company was approximately as follows:

			% of Total
Maturity	Book Value (1)	Market Value	Book Value
Within one year	$6,930,441	$7,026,831	10.1%
From one to five years	26,546,495	29,111,157	41.9%
From six to ten years	22,132,522	23,725,022	34.2%
More than ten years	9,041,382	9,546,053	13.8%

Total all years	$64,650,840	$69,409,063	100.0%

(1)	Book values are those statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with the ceding company under the contract. We believe this presents a better understanding of potential future returns and cash flows under the contract.

Liquidity and Capital Resources

     Our liquidity and capital resources are a measure of our overall financial strength and our ability to generate cash flows from our operations to meet our operating and growth needs. Our principal sources of funds are premiums received, net investment income, proceeds from investments called, redeemed or sold and cash and short-term investments. The principal obligations and uses of the funds are to post collateral for the statutory reserves ceded to us by U.S. based insurers and reinsurers, the payment of policy benefits, acquisition and operating expenses and the purchase of investments. Under the terms of our reinsurance agreements, we are required to provide letters of credit or fund trust accounts with liquid assets to satisfy the collateral requirements of our cedents. At March 31, 2004 and December 31, 2003, letters of credit totaling $48,000,000 and $54,000,000, respectively, had been issued in the ordinary course of our business by our bankers in favor of certain ceding insurance companies (including our U.S. operating subsidiary) to provide security and meet regulatory requirements. At March 31, 2004 and December 31, 2003, cash and investments of approximately $68,000,000 and $56,000,000, respectively, were pledged as collateral for letters of credit. At March 31, 2004 and December 31, 2003, cash and investments of $31,000,000 and $96,000,000, respectively, were held in trust for the benefit of certain of our ceding insurance companies to provide security and to meet regulatory requirements.

     We have two reinsurance operating subsidiaries, the largest of which is based in and operates out of Bermuda. Our other reinsurance operating subsidiary is based in and operates out of the United States. Our Bermuda operating subsidiary reinsures a large portion of the reinsurance business written by our U.S. operating subsidiary. The primary purpose of this reinsurance is to provide underwriting capacity to our U.S. operating subsidiary so that it can compete in its market place. Our Bermuda operating subsidiary also has made capital infusions into the U.S. operating subsidiary to allow the U.S. operating subsidiary to maintain targeted statutory surplus levels and to provide cash and securities as collateral for the reinsurance cessions the U.S. operating subsidiary makes to the Bermuda operating company. At March 31, 2004 approximately $54,000,000 of our cash and cash equivalents and fixed income securities were held by the U.S. operating subsidiary and were not available to us or to our Bermuda operating subsidiary to fund our liquidity or collateral needs.

     As of March 31, 2004, we had satisfied all the collateral requirements of our remaining ceding companies with the exception of those asserted by CIGNA. As of March 31, 2004, CIGNA was seeking $49 million of collateral in addition to the $11 million of collateral we had previously provided. We do not agree that the aggregate $60 million collateral requirement currently asserted by CIGNA is required to be posted and have not posted any additional collateral for this agreement. If CIGNA’s asserted collateral requirement is valid, we do not have sufficient available cash and investments to satisfy CIGNA’s request. We are attempting to restructure the reinsurance agreement or otherwise meet or reduce CIGNA’s request for collateral. If these negotiations are unsuccessful, CIGNA could initiate arbitration or litigation proceedings against us. The specific relief sought and the outcome of any proceedings that CIGNA could initiate cannot be determined at this time. If we do not prevail in any such arbitration or litigation proceedings, it would have a material adverse effect on our financial condition and we may be required to liquidate our operations.

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

     In addition, through October 31, 2003, we had received monthly settlement reports from Transamerica on a basis that we believe conformed with the reinsurance agreement between us. For the period subsequent to October 31, 2003, we have only received settlement reports from Transamerica prepared on a basis that Transamerica alleges is appropriate, but which we believe is not consistent with the reinsurance agreement. The principal difference relates to how realized gains and losses related to the invested assets supporting the annuity obligations are settled between us. The method used by Transamerica, if appropriate, would require us to pay Transamerica approximately $6 million more than we believe is required under the agreement for the period from October 31, 2003 through March 31, 2004. Transamerica has not provided us with realized gain and loss information on the basis we believe is appropriate. As a result, in preparing our financial statements, we have adjusted the amounts reported to us by Transamerica in the monthly settlement reports for periods subsequent to October 31, 2003 to reflect what we believe is the appropriate treatment of realized capital gains and losses. This dispute will be included in the pending arbitration.

     At March 31, 2004, our total capitalization, which consisted entirely of equity, was $136,934,857. During 2001, our Board of Directors approved a share repurchase program of up to an aggregate of $25,000,000 of our common shares from time to time in the future if market conditions so dictate. As of March 31, 2004, no shares had been repurchased under this program.

     For the three months ended March 31, 2004, we utilized $37,115,802 of our cash and equivalents to fund our operating activities, as compared with using cash and equivalents of $8,435,060 from our operating activities for the three months ended March 31, 2003. The utilization of our cash and equivalents during the first quarter of 2004 reflects the payment of unearned premiums associated with the recapture of our life reinsurance agreement with MetLife and the $12,600,000 payment to Transamerica.

     We have no material commitments for capital expenditures as of March 31, 2004, but as noted above, we would not be able to meet the collateral requirements asserted by CIGNA if they were deemed valid. We plan to continue to receive premiums and pay claims under our remaining reinsurance treaties;

however, we are not currently underwriting any new treaties or accepting any new business from our existing treaties. We are currently exploring whether we can, should or will begin selling new insurance and reinsurance products in the future, but we cannot assure you that we will be able to successfully develop, underwrite or market any products currently being considered.

     While we reported net income for the first quarter of 2004, there can be no assurance that we will be able to continue to improve our operations and liquidity. If we are unable to reposition our investment portfolio to achieve a substantially higher yield within our investment guidelines, successfully defend against the pending purported shareholder class action suit, experience continued improvement in the performance of our reinsurance agreement with Transamerica and restructure our reinsurance agreement with CIGNA, we may not be able to meet our future obligations. Our failure to achieve any one of the foregoing items could have a material adverse effect on our financial condition and results of operations.

     Both we and our Bermuda operating subsidiary, Annuity and Life Reassurance, are required to comply with the provisions of the Bermuda Companies Act that regulate the payment of dividends and the making of distributions from contributed surplus. Under the Act, neither we nor Annuity and Life Reassurance may declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (i) the relevant company is, or would be after the payment, unable to pay its liabilities as they become due; or (ii) the realizable value of the relevant company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. As of and since December 31, 2002, we have not declared a dividend to shareholders and we do not expect to declare or pay dividends to shareholders in the near future. The declaration and payment of future dividends to holders of our common shares will be at the discretion of our Board of Directors and will depend upon our earnings and financial condition, capital requirements of our subsidiaries, the ability of our operating subsidiaries to pay dividends to us, regulatory considerations and other factors the Board of Directors deems relevant.

Forward-Looking and Cautionary Statements

     This report, together with other statements and information we may provide, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for future operations and financing needs or plans, as well as assumptions relating to the foregoing. The words “expect,” “project,” “estimate,” “predict,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements include these expressions. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Factors that could materially and adversely affect our operations and financial condition and/or cause our actual results of operations or financial condition to differ from those expressed or implied in our forward-looking statements include, but are not necessarily limited to, our ability to meet the obligations associated with our current business and to fund our continuing operations; our ability to reduce or otherwise satisfy our collateral obligations; the outcome of pending legal proceeding in which we are involved; our ability to obtain adequate financial ratings; the ability of our cedents to manage successfully assets they hold on our behalf; our success in managing our investments; our ability to maintain the listing of our common shares on the New York Stock Exchange; changes in mortality, morbidity and claims experience; our ability to make accurate estimates and assumptions regarding future mortality, persistency, lapses, expenses and investment performance based upon historical results and information provided to us by our cedents; our ability to underwrite business; unanticipated withdrawal or surrender activity; changes in market conditions, including changes in interest rate levels; the competitive environment; the impact of recent and possible future terrorist attacks and the U.S. government’s response thereto; our ability to attract and retain clients; the loss of a key executive; regulatory changes (such as changes in U.S. tax law and insurance regulation that directly affect the competitive environment for our products); and a prolonged economic downturn. Investors are also directed to consider the risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended. We do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Except as noted below with respect to the impact of our adoption of AICPA SOP 03-1 effective January 1, 2004, there have been no material changes since December 31, 2003 with respect to our market risk exposure described in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended. Please refer to “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

     On January 1, 2004, we adopted AICPA Statement of Position (SOP) 03-1. One requirement of the SOP is for us to record the largest contractually determinable amount payable to the policyholder of each underlying policy comprising our Interest sensitive contract liabilities as our reserve for those policies, rather than simply recording reserves based solely on the policyholder account values. The computation of amounts due policyholders under our reinsurance contract with Transamerica includes a market value adjustment and, to the extent the market value adjustment would require payments to policyholders in excess of the minimum guarantee amount under the policies, the reserve required under the SOP is directly influenced by changes in the value of the underlying assets. The SOP modified the accounting for liabilities recorded in connection with our reinsurance contracts, but did not modify the accounting for the assets supporting the liabilities. As a result, changes in our reserve levels resulting from underlying asset value changes will not be offset with corresponding changes in our Funds withheld asset values. This mismatch will cause volatility in net income on a quarterly basis, but we believe it will have no effect on the underlying profitability of the Transamerica contract over the long term. To the extent that the minimum guarantee payable under the policy exceeds the payment that would be required as a result of the market value adjustment, the reserves required under the SOP would be based upon the minimum guarantee and the mismatch between liabilities and assets is less significant. If we computed our reserves as if the amounts payable to the policyholders under the Transamerica contract exceeded the minimum guarantee amount, a 1% increase (decrease) in underlying asset values would cause a $6 million charge (benefit) to net income.

Item 4. Controls and Procedures

     In a letter dated March 24, 2004, KPMG in Bermuda, the Company’s independent auditor for the year ended December 31, 2003, advised the Company’s management and the Audit Committee of the Company’s Board of Directors of a “reportable condition” under standards established by the American Institute of Certified Public Accountants. The reportable condition related primarily to the size of the Company’s financial department and the complexity of the accounting process for the Company’s annuity reinsurance contract with Transamerica. KPMG recommended that the Company simplify the accounting process for the contract and strengthen its review procedures to include quarterly reconciliations of a single set of accounting records to settlement reports provided by Transamerica and independent reviews of accounting entries relating to the contract.

     As of the end of the period covered by this Form 10-Q, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Included in this evaluation were considerations of the points raised in KPMG’s letter. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the points raised in KPMG’s letter were not indicative of a deficiency in the Company’s system of disclosure controls and procedures and that the Company’s disclosure controls and procedures were effective. However, in response to KPMG’s letter, the Company has instituted a process requiring formal review of each entry in its general ledger relating to its Transamerica contract by both its Chief Executive Officer and Chief Financial Officer, and has modified its procedures to better document the completion of such reviews. The Company has also engaged an internationally recognized consulting firm to provide additional financial oversight to the Company in high risk areas. These efforts are in addition to the process of reviewing, assessing, and formalizing the Company’s internal controls in light of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which the Company had commenced prior to the receipt of KPMG’s March 24, 2004 letter. Other than the foregoing, there have been no changes in the Company’s internal controls over financial reporting during the period ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

     On and since December 4, 2002, certain of our shareholders filed purported shareholder class action lawsuits against us and certain of our present and former officers and directors in the United States District Court for the District of Connecticut seeking unspecified monetary damages. The plaintiffs claim that the defendants violated certain provisions of the United States securities laws by making various alleged material misstatements and omissions in public filings and press releases. The plaintiffs filed a single consolidated amended complaint in July 2003, adding as defendants XL Capital Ltd and two additional directors. On October 1, 2003, we answered the amended and consolidated complaint and denied liability on the claims the plaintiffs have asserted. In January 2004, the court ordered that a related action that the plaintiffs filed against KPMG LLP (United States) and KPMG in Bermuda be consolidated with the action against us. In February 2004, the court denied certain individual defendants’ motions to dismiss the action. In March 2004, the court denied motions to dismiss filed by certain other individual defendants and XL Capital Ltd. Also in March 2004, KPMG LLP (United States) and KPMG in Bermuda filed motions to dismiss the action. The court has not yet ruled on KPMG LLP’s (United States), KPMG in Bermuda’s and one individual defendant’s respective motions to dismiss. No assurance can be given that we will not be required to pay monetary damages in connection with this lawsuit.

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

     In addition through October 31, 2003, we had received monthly settlement reports from Transamerica on a basis that we believe conformed with the reinsurance agreement between us. For the period subsequent to October 31, 2003, we have only received settlement reports from Transamerica on a basis that Transamerica alleges is appropriate, but which we believe is not consistent with the reinsurance agreement. The principal difference relates to how realized gains and losses related to the invested assets supporting the annuity obligations are settled between us. The method used by Transamerica, if appropriate, would require us to pay Transamerica approximately $6 million more than we believe is required under the agreement for the period from October 31, 2003 through March 31, 2004. Transamerica has not provided us with realized gain and loss information on the basis we believe is appropriate. As a result, in preparing our financial statements, we have adjusted the amounts reported to us by Transamerica in the monthly settlement reports for periods subsequent to October 31, 2003 to reflect what we believe is the appropriate treatment of realized capital gains and losses. This dispute will be included in the pending arbitration.

     On October 8, 2003, we were served with a statutory demand for $640,000 from Imagine Group Holdings Limited (“Imagine”), a Bermuda based reinsurance company, which was subsequently withdrawn. Imagine has since instituted a civil proceeding in the Bermuda Supreme Court against us, alleging that we are obligated to reimburse it for $640,000 of expenses it incurred in connection with a proposed December 2002 capital raising transaction that was not consummated. On March 11, 2004, we filed an amended defense with the court to which Imagine responded on April 26, 2004. We do not believe that Imagine is entitled to reimbursement of these expenses under the applicable agreement and intend to defend ourselves against Imagine’s claims.

There are no other material arbitration or other legal proceedings currently in process.

Item 2. Changes in Securities, Use of Proceeds and Issuer, Purchases of Equity Securities

     The following table summarizes our equity security repurchases during the three months ended March 31, 2004:

			Total Number of	Approximate Dollar
			Share Purchased	Value of Shares that
			as part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the
Period	Shares Purchased	per Share	or Programs	Plans or Programs (1)
January 1 – January 31, 2004	—	—	—	$25,000,000
February 1 – February 29, 2004	—	—	—	$25,000,000
March 1 – March 31, 2004	—	—	—	$25,000,000

Total	—	—	—	$25,000,000

(1)	During 2001, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $25,000,000 of its common shares in the future if market conditions so dictate. As of March 31, 2004, no shares had been repurchased under the program.

Item 5. Other Information

     Effective February 28, 2004, John F. Burke, relinquished responsibility as our Chief Financial Officer and Secretary; he continues to serve as our President and Chief Executive Officer. Also effective as of that date, our Board of Directors approved the selection of John W. Lockwood, formerly the Controller and V.P. of Finance of the U.S. Operating Subsidiary, as our Chief Financial Officer and Secretary.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits —

10.1	Employment Agreement, dated as of February 18, 2004, by and between Annuity and Life Re (Holdings), Ltd. and John W. Lockwood.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.

     (b) Reports on Form 8-K —

        Current Report dated March 8, 2004 was furnished to the Commission on March 9, 2004 reporting “Results of Operations and Financial Condition” under Item 12.

        Current Report dated March 30, 2004 was filed with the Commission on April 6, 2004 reporting “Changes in Registrant’s Certifying Accountant” under Item 4.

        Current Report dated April 21, 2004 was filed with the Commission on April 22, 2004 reporting “Changes in Registrant’s Certifying Accountant” under Item 4.

        Current Report dated May 11, 2004 was furnished to the Commission on May 11, 2004 reporting “Results of Operations and Financial Condition” under Item 12.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

/s/ John F. Burke

Name: John F. Burke
Date: May 17, 2004	Title: Chief Executive Officer

/s/ John W. Lockwood

Name: John W. Lockwood
Date: May 17, 2004	Title: Chief Financial Officer

Exhibit Index

10.1	Employment Agreement, dated as of February 18, 2004, by and between Annuity and Life Re (Holdings), Ltd. and John W. Lockwood.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.