Form 10-Q
period 2004-06-30
ANNUITY & LIFE RE HOLDINGS LTD
filed 2004-08-05
CIK 1051628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

or

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

      The number of the registrant’s Common Shares (par value $1.00 per share) outstanding as of July 5, 2004 was 26,400,928.

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars)

	June 30,	December 31,
	2004	2003

	(Unaudited)
Assets
Cash and cash equivalents	$80,495,960	$80,068,310
Fixed maturity investments at fair value (amortized cost of $87,078,484 and $115,594,199 at June 30, 2004 and December 31, 2003)	86,397,385	117,812,445
Funds withheld at interest	616,529,853	667,824,819
Accrued investment income	1,270,161	1,491,170
Receivable for reinsurance ceded	83,452,417	88,480,172
Other reinsurance receivables	4,488,690	4,580,745
Deferred policy acquisition costs	98,930,462	68,942,628
Other assets	946,710	682,050

Total Assets	$972,511,638	$1,029,882,339

Liabilities
Reserves for future policy benefits	$163,175,277	$161,105,541
Interest sensitive contracts liability	643,402,422	670,717,546
Other reinsurance liabilities	24,805,538	55,826,940
Payable for investments purchased	5,909,652	—
Accounts payable and accrued expenses	8,154,243	7,059,733

Total Liabilities	845,447,132	894,709,760

Stockholders’ Equity
Preferred shares (par value $1.00; 50,000,000 shares authorized; no shares outstanding)	—	—
Common shares (par value $1.00; 100,000,000 shares authorized; 26,400,928 and 26,454,195 shares outstanding at June 30, 2004 and December 31, 2003)	26,400,928	26,454,195
Additional paid-in capital	334,032,944	334,418,029
Stock warrants	1,250,000	1,250,000
Unamortized stock-based compensation	(973,108)	(1,509,022)
Accumulated other comprehensive (loss) income	(768,803)	1,840,849
Accumulated deficit	(232,877,455)	(227,281,472)

Total Stockholders’ Equity	127,064,506	135,172,579

Total Liabilities and Stockholders’ Equity	$972,511,638	$1,029,882,339

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in U.S. dollars)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues
Net premiums	$10,348,881	$58,563,721	$24,659,522	$119,929,634
Investment income, net of related expenses	3,844,066	5,734,738	13,094,801	13,893,427
Net realized investment (losses) gains	(137,885)	4,896,176	541,040	6,560,044
Net change in fair value of embedded derivatives	518,786	(1,717,537)	1,126,174	12,037,322
Surrender fees and other revenues	1,510,568	3,002,778	2,585,500	4,393,025

Total Revenues	16,084,416	70,479,876	42,007,037	156,813,452

Benefits and Expenses
Claim and policy benefits	8,769,049	84,425,206	19,013,707	159,514,646
Interest credited to interest sensitive products	1,822,643	4,217,542	5,351,892	9,089,301
Policy acquisition costs and other insurance expenses	4,654,527	44,631,210	12,835,524	97,132,274
Operating expenses	7,268,575	5,922,358	10,035,937	12,268,488

Total Benefits and Expenses	22,514,794	139,196,316	47,237,060	278,004,709

Loss before cumulative effect of a change in accounting principle (Note 5)	(6,430,378)	(68,716,440)	(5,230,023)	(121,191,257)
Cumulative effect of a change in accounting principle	—	—	(365,960)	—

Net Loss	$(6,430,378)	$(68,716,440)	$(5,595,983)	$(121,191,257)

Loss per common share before cumulative effect of a change in accounting principle per common share
Basic	$(0.25)	$(2.66)	$(0.21)	$(4.69)
Diluted	$(0.25)	$(2.66)	$(0.21)	$(4.69)
Cumulative effect of a change in accounting principle per common share
Basic	$—	$—	$(0.01)	$—
Diluted	$—	$—	$(0.01)	$—
Net loss per common share
Basic	$(0.25)	$(2.66)	$(0.22)	$(4.69)
Diluted	$(0.25)	$(2.66)	$(0.22)	$(4.69)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in U.S. dollars)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net loss for the period	$(6,430,378)	$(68,716,440)	$(5,595,983)	$(121,191,257)
Other comprehensive loss:
Unrealized holding (loss) gains on securities arising during the period	(3,457,243)	2,130,876	(2,068,612)	3,038,746
Less reclassification adjustment for realized (loss) gains in net loss	(137,885)	4,896,176	541,040	6,560,044

Other comprehensive loss	$(3,319,358)	$(2,765,300)	$(2,609,652)	$(3,521,298)

Total comprehensive loss	$(9,749,736)	$(71,481,740)	$(8,205,635)	$(124,712,555)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and in U.S. dollars)

	For the Six Months Ended
	June 30,

	2004	2003

Preferred shares par value $1.00
Balance at beginning and end of period	$—	$—

Common shares par value $1.00
Balance at beginning of period	$26,454,195	$26,106,328
Issuance of shares	—	575,000
Cancellation of shares	(53,267)	(102,100)

Balance at end of period	$26,400,928	$26,579,228

Additional paid-in capital
Balance at beginning of period	$334,418,029	$335,334,932
Issuance of shares	—	325,000
Cancellation of shares	(385,085)	(772,662)

Balance at end of period	$334,032,944	$334,887,270

Notes receivable from stock sales
Balance at beginning of period	$—	$(1,626,493)
Repayments	—	1,250,000
Interest collected on notes receivable	—	420,491
Accrued interest during period	—	(43,998)

Balance at end of period	$—	$—

Stock warrants
Balance at beginning of period	$1,250,000	$—
Issuance of warrants	—	1,250,000

Balance at end of period	$1,250,000	$1,250,000

Unamortized stock based compensation
Balance at beginning of period	$(1,509,022)	$(2,514,693)
Issuance of stock based compensation	—	(900,000)
Cancellation of stock based compensation	438,352	870,832
Amortization of stock based compensation	97,562	225,017

Balance at end of period	$(973,108)	$(2,318,844)

Accumulated other comprehensive income
Balance at beginning of period	$1,840,849	$6,162,525
Net unrealized losses on securities	(2,609,652)	(3,521,298)

Balance at end of period	$(768,803)	$2,641,227

Accumulated deficit
Balance at beginning of period	$(227,281,472)	$(95,125,888)
Net loss	(5,595,983)	(121,191,257)

Balance at end of period	$(232,877,455)	$(216,317,145)

Total Stockholders’ Equity	$127,064,506	$146,721,736

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in U.S. dollars)

	For the Six Months Ended
	June 30,

	2004	2003

Cash flows from operating activities
Net loss	$(5,595,983)	$(121,191,257)
Adjustments to reconcile net (loss) to cash used by operating activities:
Net realized investment (gains)	(541,040)	(6,560,044)
Net change in fair value of embedded derivatives	(1,126,174)	(12,037,322)
Amortization of stock based compensation	97,562	225,016
Stock warrants expense	—	1,250,000
Cumulative effect of a change in accounting principle	365,960	—
Changes in:
Accrued investment income	221,009	1,060,532
Deferred policy acquisition costs	6,166,176	79,343,255
Other reinsurance receivables	5,119,810	21,351,424
Other assets	(264,660)	1,079,173
Reserves for future policy benefits	3,948,496	(33,899,422)
Interest sensitive contracts, net of funds withheld	(13,292,714)	(33,784,009)
Other reinsurance liabilities	(31,021,402)	19,907,227
Payable for investments purchased	5,909,652	—
Accounts payable	1,094,510	(2,894,110)

Net cash used by operating activities	(28,918,798)	(86,149,537)

Cash flows from investing activities
Proceeds from sales and maturity of fixed maturity investments	48,299,229	322,639,650
Purchase of fixed maturity investments	(18,952,781)	(251,254,197)

Net cash provided by investing activities	29,346,448	71,385,453

Cash flows from financing activities
Interest accrued on notes receivable	—	(43,998)
Interest collected on notes receivable	—	420,491
Repayments of notes receivable	—	1,250,000

Net cash provided by financing activities	—	1,626,493

Increase (decrease) in cash and cash equivalents	427,650	(13,137,591)
Cash and cash equivalents, beginning of period	80,068,310	152,930,908

Cash and cash equivalents, end of period	$80,495,960	$139,793,317

Non-Cash disclosures: amounts recorded in connection with the cumulative effect of a change in accounting principle
Deferred policy acquisition costs	$(36,154,010)	$—
Reserves for future policy benefits	(1,878,760)	—
Interest sensitive contracts, net of funds withheld	38,398,730	—

Cumulative effect of a change in accounting principle	$365,960	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

      The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended December 31, 2003, as amended. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2003. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements. The results of operations and cash flows for the three and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

      The Company is required to post collateral for the statutory reserves ceded to it by U.S. based insurers and reinsurers. A summary of the assets pledged as collateral and security as of June 30, 2004 and December 31, 2003, respectively, is as follows:

	June 30, 2004	December 31, 2003

Cash and investments pledged as security for the letters of credit	$58,000,000	$56,000,000
Cash and investments held in trust for the benefit of ceding companies	$29,000,000	$96,000,000
Cash and investments of U.S. subsidiary unavailable for liquidity or collateral needs of Bermuda operating company	$54,000,000	$49,000,000

      As of June 30, 2004, the Company did not meet the collateral requirements asserted by Connecticut General Life Insurance Company (“CIGNA”), the ceding company under the Company’s only remaining guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) reinsurance agreement. As of June 30, 2004, CIGNA was seeking $49 million of collateral in addition to the $11 million of collateral the Company had previously provided in the form of a fully collateralized letter of credit. On July 28, 2004, CIGNA made an $11 million draw on this letter of credit. The Company does not agree that the aggregate $60 million collateral requirement currently asserted by CIGNA is required to be

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

posted and has not posted any additional collateral for this agreement. If CIGNA’s asserted collateral requirement is valid, the Company does not have sufficient available cash and investments to satisfy CIGNA’s request. The Company is attempting to restructure the reinsurance agreement or otherwise meet or reduce CIGNA’s request for collateral. If these negotiations are unsuccessful, CIGNA could initiate arbitration or litigation proceedings against the Company. The specific relief sought and the outcome of any proceedings that CIGNA could initiate cannot be determined at this time. If the Company does not prevail in any such arbitration or litigation proceedings, it would have a material adverse effect on the Company’s financial condition and the Company may be required to liquidate its operations.

      The Company plans to continue to receive premiums and pay claims under its remaining reinsurance treaties; however, it is not currently underwriting any new treaties or accepting any new business from its existing treaties. The Company is currently exploring whether it can, should or will begin selling new insurance and reinsurance products in the future, but there is no assurance that it will be able to successfully develop, underwrite or market any products in the future.

      As more fully discussed in Note 9, the Company and certain of its present and former directors and officers are defendants in a purported shareholder class action lawsuit. On July 20, 2004, the Company announced that it had reached an agreement in principle with the plaintiffs to settle the lawsuit.

      There can be no assurance that the Company will be able to improve its operations and liquidity. If the Company is unable to reposition its investment portfolio to achieve a substantially higher yield within its investment guidelines, obtain approval from the court and other parties of an agreement in principle reached in July 2004 to settle the pending purported shareholder class action lawsuit (as discussed in Note 9), experience improvement in the performance of its reinsurance agreement with Transamerica Occidental Life Insurance Company (“Transamerica”) and restructure its reinsurance agreement with CIGNA, the Company may not be able to meet its future obligations. The Company’s failure to achieve any one of the foregoing items could have a material adverse effect on its financial condition and results of operations and may raise doubt as to its ability to continue as a going concern.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Loss Per Common Share

      The following table sets forth the computation of basic and diluted loss per common share for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Loss before cumulative effect of a change in accounting principle	$(6,430,378)	$(68,716,440)	$(5,230,023)	$(121,191,257)
Cumulative effect of a change in accounting principle (Note 5)	—	—	(365,960)	—

Net loss	$(6,430,378)	$(68,716,440)	$(5,595,983)	$(121,191,257)

Basic:
Weighted average number of common shares outstanding	25,874,495	25,841,057	25,841,161	25,816,982
Net loss per common share before cumulative effect of a change in accounting principle	$(0.25)	$(2.66)	$(0.21)	$(4.69)
Cumulative effect of a change in accounting principle per common share	$—	$—	$(0.01)	$—

Net loss per common share	$(0.25)	$(2.66)	$(0.22)	$(4.69)

Diluted:
Weighted average number of common shares outstanding	25,874,495	25,841,057	25,841,161	25,816,982
Net loss per common share before cumulative effect of a change in accounting principle	$(0.25)	$(2.66)	$(0.21)	$(4.69)
Cumulative effect of a change in accounting principle per common share	$—	$—	$(0.01)	$—

Net loss per common share	$(0.25)	$(2.66)	$(0.22)	$(4.69)

      The calculation of the diluted loss per common share does not include the incremental number of shares from the assumed exercise of options and warrants, or the vesting of restricted stock grants. At June 30, 2004, 4,565,217 warrants, 722,702 options, and 471,433 shares of unvested restricted stock were outstanding. At June 30, 2003, 4,457,490 warrants, 939,869 options, and 873,900 shares of unvested restricted stock were outstanding. The inclusion of these potential common shares would be considered antidilutive due to the decrease in loss per common share resulting from the conversion, exercise, or contingent issuance of these securities.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the pro forma computation of basic and diluted (loss) per common share after accounting for stock option grants made prior to the Company’s January 1, 2003 adoption of the prospective method described in Statement of Financial Accounting Standards (“SFAS”) No. 148 for the three month and six month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net loss — as reported	$(6,430,378)	$(68,716,440)	$(5,595,983)	$(121,191,257)
Pro forma effect on net loss of applying fair value accounting to pre January 1, 2003 option grants	(152,623)	(547,800)	(364,477)	(1,095,601)

Net loss — pro forma	$(6,583,001)	$(69,269,240)	$(5,960,460)	$(122,286,858)

Loss per common share as reported:
Basic	$(0.25)	$(2.66)	$(0.22)	$(4.69)
Diluted	$(0.25)	$(2.66)	$(0.22)	$(4.69)
Pro forma effect on net loss per common share of applying fair value accounting to pre January 1, 2003 option grants:
Basic	$(0.01)	$(0.02)	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.05)
Pro forma loss per common share:
Basic	$(0.26)	$(2.68)	$(0.23)	$(4.74)
Diluted	$(0.26)	$(2.68)	$(0.23)	$(4.74)

4.	Business Segments

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

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in the Company’s portfolio and investment income on undeployed invested assets. Operating expenses are allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to the segment. All capital raising costs and anticipated costs of settling a purported shareholder class action lawsuit have been allocated to the corporate segment. The following table displays several key measurements for each of the Company’s business segments:

Three Months Ended	Life	Annuity
June 30, 2004	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$10,515,041	$5,002,269	$567,106	$16,084,416
Benefits and Expenses	9,780,675	6,215,881	6,518,238	22,514,794

Segment Income (Loss)	$734,366	$(1,213,612)	$(5,951,132)	$(6,430,378)

Total Assets	$220,280,815	$666,102,422	$86,128,401	$972,511,638

Three Months Ended	Life	Annuity
June 30, 2003	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$57,507,429	$7,766,799	$5,205,648	$70,479,876
Benefits and Expenses	96,845,758	40,830,738	1,519,821	139,196,316

Segment (Loss) Income	$(39,338,329)	$(33,063,939)	$3,685,827	$(68,716,440)

Total Assets	$396,766,778	$849,885,167	$32,087,049	$1,278,738,994

Six Months Ended	Life	Annuity
June 30, 2004	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$25,130,541	$14,922,344	$1,954,152	$42,007,037
Benefits and Expenses	24,221,596	14,802,342	8,213,123	47,237,060

Segment Income (Loss) before cumulative effect of a change in accounting principle	$908,946	$120,002	$(6,258,971)	$(5,230,023)

Cumulative effect of a change in accounting principle	$—	$(365,960)	$—	$(365,960)

Segment Income (Loss)	$908,946	$(245,958)	$(6,258,971)	$(5,595,983)

Total Assets	$220,280,815	$666,102,422	$86,128,401	$972,511,638

Six Months Ended	Life	Annuity
June 30, 2003	Reinsurance	Reinsurance	Corporate	Consolidated

Revenues	$117,677,416	$31,869,930	$7,266,106	$156,813,452
Benefits and Expenses	202,161,913	72,804,345	3,038,451	278,004,709

Segment (Loss) Income	$(84,484,497)	$(40,934,415)	$4,227,655	$(121,191,257)

Total Assets	$396,766,778	$849,885,167	$32,087,049	$1,278,738,994

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accounting Standards

     Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (as amended in December 2003, “FIN 46”), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The effect of the adoption of this new accounting pronouncement did not have a significant impact on the Company’s condensed consolidated financial statements.

AICPA Statement of Position SOP 03-1

      In July 2003, the Accounting Standards Executive Committee of the American Institute of CPA’s (“AICPA”) issued Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts.” The SOP is effective for financial statements for fiscal years beginning after December 15, 2003 and provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. The SOP changed the manner in which life insurance companies account for certain types of insurance and reinsurance contracts.

      The SOP provides guidance for reserving for contracts with guaranteed minimum death and guaranteed minimum income benefits. The SOP requires projections of a wide number of future economic scenarios that impact the present value of premiums earned and claims paid. Based on these projections and historical experience, a Benefit Ratio is determined. A reserve is then determined by applying the Benefit Ratio to premiums received and then deducting claims paid, both with interest. The SOP also provides guidance for reserving for annuity agreements with more than one potential account balance. These types of exposures are reserved for based upon the highest contractually determinable balance for each policyholder, without consideration of surrender fees. While this new SOP does not change management’s view of the profitability of these two agreements over the long term, the Company does anticipate that this new standard will increase the volatility of its income for both of these agreements on a quarterly basis.

      The Company has a combined GMDB/ GMIB contract with CIGNA and an annuity reinsurance agreement with Transamerica, both of which are affected by the adoption of this new SOP. On January 1, 2004, the Company adopted this new accounting standard. The cumulative effect of the change in accounting principle was a net charge to income of $365,960, which was reported in the Company’s unaudited condensed consolidated statement of operations as of March 31, 2004. As a result of adopting the SOP, the amount of reserves carried for the Company’s GMDB/ GMIB reinsurance agreement with CIGNA was reduced by $1,878,760, favorably impacting the Company’s reported net income. Also as a result of the SOP, the Company increased its reserves for interest sensitive contracts liability for its Transamerica contract by $38,398,730 to $611,486,170, and increased its deferred policy acquisition costs for that contract by $36,154,010 to $65,907,500. The impact of the adoption of the SOP on the Company’s accounting for the Transamerica annuity reinsurance agreement was a net charge to income of $2,244,720.

      Almost all of the GMDB policies underlying the Company’s reinsurance agreement with CIGNA include a GMIB feature. Although the individual policyholders will only be entitled to receive either the death benefit

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or the income benefit under those policies, the tables below are presented without any adjustment to reflect that a policyholder will receive only one benefit. All tables related to GMDB and GMIB are presented as of June 30, 2004, and are based on data as of March 31, 2004 (except as indicated).

      The key attributes of the Company’s exposure to GMDB are summarized in the following table:

Guaranteed Minimum Death Benefit

(dollars in millions)

	Type of Contract

	Return of Premium	Ratchet	Roll-Up	Total

Policyholder account value	$1	$86	$201	$288
Net amount at risk	$0	$24	$79	$103
Average age of policyholder	87	63	65	64
Range of minimum guarantee return rates	n/a	n/a	3-6%	n/a
Average of range of minimum return rates	n/a	n/a	5.83%	n/a

      The key attributes of the Company’s exposure to GMIB are summarized in the following table. To determine the Company’s GMIB net amount at risk in the table below, the Company assumed the net amount at risk for each policy to be the present value of the minimum guaranteed annuity payments available to the policyholder determined in accordance with the terms of the policy in excess of the policyholder’s current account balance at the valuation date. The Company assumes that all policies annuitize at June 30, 2004. Annuity purchase rates have been determined based upon the contractually agreed 7-year treasury rate at June 30, 2004 of 4.35%.

Guaranteed Minimum Income Benefit

(dollars in millions)

Policyholder account value	$830
Net amount at risk	$182
Average age of policyholders	62
Range of minimum guarantee return rates	3-6%
Average of range of minimum guarantee return rates	5.92%
Average years remaining until annuitization	2.41

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Guaranteed minimum income benefits entitle a policyholder to purchase a lifetime annuity payment stream after the expiration of a stipulated waiting period of at least 7 years. The following table displays the development of the net amount at risk, determined at June 30, 2004, assuming all policyholders annuitize immediately at the end of their stipulated waiting period. For purposes of this display the aggregate net amount at risk is not projected to increase or decrease during the remainder of the waiting period.

Guaranteed Minimum Income Benefit

Development of Net Amount at Risk by Waiting Period
(dollars in millions)

Year Waiting Period Ends	Net Amount at Risk

2004	$2
2005	18
2006	52
2007	100
2008	10

Total	$182

      The following table displays the net change in the Company’s reserves for liabilities associated with guaranteed minimum death benefits and guaranteed minimum income benefits during the three months ended June 30, 2004. The reserve amount is developed using 1,000 stochastically generated future economic scenarios based on models and assumptions regarding future mortality, surrender and annuitization rates. The Company periodically reviews, and revises if necessary, these models and assumptions. As reflected below, the Company has not made any material changes to these reserves in the three months ended June 30, 2004.

Development of Reserves for

Guaranteed Minimum Death Benefit
and Guaranteed Minimum Income Benefit

Reserve at March 31, 2004	$9,121,240
Incurred Benefits	171,000
Paid Benefits	(315,538)

Reserve at June 30, 2004	$8,976,702

      The Company’s annuity reinsurance agreements contain minimum interest guarantee provisions that take effect when the policyholder dies, annuitizes or surrenders their policy. During the six months ending June 30, 2004 and 2003, the Company paid approximately $5.4 million and $10.1 million, respectively, for lifetime minimum interest guarantees. The following table summarizes key information about the Company’s exposure to minimum interest guarantees.

Risk Information	Amount

Account Value	$579,538,869
Minimum Guarantee	70,004,619
Market Value Adjustment	(6,141,066)

Interest Sensitive Contracts Liability	$643,402,422

Weighted Average Attained Age of Policyholders	73 years

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s two remaining annuity reinsurance agreements are modified coinsurance agreements. As a result, the invested assets funding the Company’s annuity obligations are held and managed by the insurer issuing the underlying policies and are reported as funds withheld at interest in the accompanying unaudited condensed consolidated balance sheets. The assets funding the Company’s annuity obligations under those agreements are described in the following table:

		% of Total
Type of Security	Market Value	Market Value

Investment grade convertible bonds	$353,628,189	55.2%
Investment grade U.S. corporate bonds	168,319,046	26.3%
U.S. Government bonds	48,944,283	7.6%
Mortgage-backed securities	39,435,351	6.2%
Below investment grade U.S. corporate bonds	30,083,244	4.7%

Total invested assets	640,410,113	100.0%

Accrued investment income	4,882,395

Total market value, including accrued investment income	$645,292,508

6.	Related Party Transactions

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

      On December 31, 2002, the Company entered into a transaction with XL Life Ltd (“XL Life”), a subsidiary of XL Capital, pursuant to which the Company transferred certain blocks of life reinsurance business to XL Life. Under the agreement with XL Life, the Company novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance agreement with the Company with respect to four of those blocks of business. The Company has also historically been a party to various insurance and reinsurance relationships with XL Life and its affiliates, including an excess of loss reinsurance policy related to minimum interest guarantee payments under the Company’s annuity reinsurance agreement with Transamerica. The Company and XL Life and its affiliates agreed to mutually discharge their respective rights and obligations under all of the parties’ insurance and reinsurance relationships in a comprehensive settlement effective as of July 1, 2003. Under the terms of the comprehensive settlement, the Company paid $6.0 million to XL Life and was released from any and all obligations to XL Life and its affiliates under all of the insurance and reinsurance agreements among the parties. As part of the comprehensive settlement, the Company was obligated to pay an additional $2.0 million to XL Life if prior to June 30, 2004, the Company’s stock traded above $2.00 per share for a period of 20 out of any 30 consecutive trading days and the Company raised an aggregate $35.0 million of equity or debt. Because these two events did not occur prior to June 30, 2004, the Company was not required to make any such payment to XL Life and is no longer obligated to do so.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnification Advances

      In accordance with the Company’s Amended and Restated Bye-laws, the Company indemnifies its officers and directors to the fullest extent permissible under Bermuda law. Pursuant to the Bye-laws, the Company will make advances for payment of the expenses incurred in connection with defending any action for which indemnification has properly been sought. In connection with a purported shareholder class action lawsuit (as discussed in Note 9) filed against the Company and certain of its current and former officers and directors, the Company had, as of June 30, 2004, made advances of approximately $139,889 and $52,889 to John F. Burke, its Chief Executive Officer and a director, and Frederick S. Hammer, the non-executive Chairman of its Board of Directors, respectively, for payment of their expenses related to defending this lawsuit. Advances to Mr. Burke during the three and six months ended June 30, 2004 were $13,195 and $36,997, respectively. Advances to Mr. Hammer during the three and six months ended June 30, 2004 were nil and $3,878, respectively.

7.	Restricted Stock

      In 2002, the Board of Directors adopted a Restricted Stock Plan under which it may grant common shares to key employees. The aggregate number of common shares that may be granted under the Restricted Stock Plan is 1,200,000. The Compensation Committee of the Board of Directors administers the plan. Since the inception of the plan, the Company has issued 976,000 shares of restricted stock under the plan. As a result of certain employees terminating their employment with the Company, 227,133 shares of restricted stock were cancelled in 2003 and 53,267 shares of restricted stock were cancelled in the second quarter of 2004. The following table summarizes the vesting schedule for the shares of restricted stock issued to current employees and outstanding as of June 30, 2004:

	Employee Shares	Shares Vested	Shares	Shares	Shares
	Outstanding at	at June 30,	Vesting in	Vesting in	Vesting in
Grant Date	June 30, 2004	2004	2004	2005	2006

February 13, 2002	53,100	—	—	53,100	—
September 30, 2002	97,500	32,500	32,500	32,500	—
February 28, 2003	200,000	66,666	—	66,667	66,667
June 25, 2003	330,000	110,000	—	110,000	110,000

Total	680,600	209,166	32,500	262,267	176,667

      The fair value as determined at the date of grant of the restricted stock awards that were outstanding on June 30, 2004 was approximately $1,930,000 and is reflected in the Company’s balance sheet as common shares and additional paid-in-capital. The fair value of the outstanding restricted stock is being amortized on a straight-line basis over the three-year vesting period. Based on the vesting of the restricted stock, and offset partially by cancellations of restricted stock, approximately $56,000 was expensed in the six months ended June 30, 2004. The unamortized balance of outstanding restricted stock is reflected in the balance sheet as a component of unamortized stock-based compensation and was approximately $775,000 at June 30, 2004.

8.	Vulnerability Due to Concentrations

      The Company has a significant deferred annuity reinsurance agreement with Transamerica. Due to the size of this agreement, there is a material concentration of net investment income, interest credited to interest sensitive products, funds withheld at interest, deferred policy acquisition costs and interest sensitive contract liabilities.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At June 30, 2004 and December 31, 2003, approximately $556 million and $604 million, respectively, of the Company’s funds withheld at interest receivable and $580 million and $602 million, respectively, of the Company’s interest sensitive contracts liability related to its reinsurance agreement with Transamerica. Also, at June 30, 2004 and December 31, 2003, approximately $63 million and $33 million, respectively, of the deferred policy acquisition costs asset related to its reinsurance agreement with Transamerica. The reinsurance agreement is a modified coinsurance retrocessional agreement covering policies issued by Indianapolis Life Insurance Company (“Indianapolis Life”). Transamerica’s agreement with Indianapolis Life is also structured on a modified coinsurance basis, thus Indianapolis Life maintains ownership and control of the assets supporting the Company’s obligations to Transamerica. At June 30, 2004, Transamerica had financial strength or claims paying ratings of A+, AA, Aa3 and AA+ (with a negative outlook) from A.M. Best, Standard & Poor’s, Moody’s Ratings and Fitch Ratings, respectively. Indianapolis Life had financial strength or claims paying ratings of A by A.M. Best, A3 by Moody’s Ratings, and A+ from Standard & Poor’s at June 30, 2004.

      During the six months ended June 30, 2004 and 2003, the Company recorded approximately $5.4 million and $10.1 million, respectively, of minimum interest guarantee payments in connection with the Transamerica annuity reinsurance agreement. The amount of deferred acquisition costs recorded as an asset on the Company’s balance sheet related to the Transamerica agreement is based on a series of assumptions related to the investment performance of the assets supporting its liabilities under the agreement, as well as future lapse rates for the underlying policies. These assumed lapse rates include assumptions regarding future full surrenders, partial withdrawals, annuitizations and policyholder deaths. These assumptions have a direct impact on the amount of expected future minimum interest guarantee payments and on the Company’s estimated expected gross profits on the agreement and, therefore, on the recoverability of the deferred acquisition costs carried on its balance sheet. The Company believes that the assumptions related to investment performance and lapse rates are reasonable.

      As a result of the recapture or termination of many of the Company’s reinsurance agreements, certain of the Company’s remaining agreements, which previously did not represent a significant percentage of the Company’s business, have become more prominent. For the three and six months ended June 30, 2004, the Company recorded income of approximately $0.7 million and $1.2 million, respectively, related to its life reinsurance agreement with ERC Life. Premiums associated with this agreement for the three and six months ended June 30, 2004 were approximately $3.8 million and $8.8 million, respectively. For the three and six months ended June 30, 2004, the Company recorded income of $0.2 million and a loss of $0.5 million, respectively, related to its life reinsurance agreement with Fidelity & Guarantee Life. Premiums associated with this agreement for the three and six months ended June 30, 2004 were approximately $2.4 million and $6.1 million, respectively. For the three and six months ended June 30, 2004, the Company recorded losses of approximately $1.1 million and $1.9 million, respectively, related to its life reinsurance agreement with National States Life. Premiums associated with this agreement for the three and six months ended June 30, 2004 were approximately $2.5 million and $5.4 million, respectively.

      The Company’s United States domiciled operating subsidiary, Annuity and Life Reassurance America, was purchased from a subsidiary of SwissRe on June 1, 2000. Immediately prior to the acquisition, 100% of Annuity and Life Reassurance America’s life and annuity policies were reinsured with Reassure America Life Insurance Company (“Reassure”), a subsidiary of SwissRe, under an indemnity co-insurance agreement. Following the acquisition, the policies continue to be 100% reinsured with Reassure; however, Annuity and Life Reassurance America remains the primary carrier. Reassure is required to indemnify Annuity and Life Reassurance America for any losses associated with these policies. Reserves ceded under the reinsurance agreement with Reassure amounted to approximately $83.2 million and $88.2 million at June 30, 2004 and December 31, 2003, respectively. As of June 30, 2004, Reassure was rated A+ (g) (superior) by A.M. Best.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Contingencies

      As of June 30, 2004, the Company did not meet the collateral requirements asserted by CIGNA, the ceding company under the Company’s only remaining GMDB and GMIB reinsurance agreement. As of June 30, 2004, CIGNA was seeking $49.0 million of collateral in addition to the $11.0 million of collateral the Company had previously provided in the form of a fully collateralized letter of credit. On July 28, 2004, CIGNA made an $11.0 million draw on this letter of credit. The Company does not agree that the aggregate $60.0 million collateral requirement currently asserted by CIGNA is required to be posted and has not posted any additional collateral for the agreement. If CIGNA’s asserted collateral requirement is valid, the Company does not have sufficient available cash and investments to satisfy CIGNA’s request. The Company is attempting to restructure the reinsurance agreement or otherwise meet or reduce CIGNA’s request for collateral. If these negotiations are unsuccessful, CIGNA could initiate arbitration or litigation proceedings against the Company. The specific relief sought and the outcome of any proceedings that CIGNA could initiate cannot be determined at this time. If the Company does not prevail in any such arbitration or litigation proceedings, it would have a material adverse effect on the Company’s financial condition, and the Company may be required to liquidate its operations.

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

      On July 20, 2004, the Company announced that it had reached an agreement in principle with the plaintiffs to settle the purported shareholder class action lawsuit. The settlement is without any admission of liability or wrongdoing. The Company, its directors and officers’ liability carrier, and another defendant have agreed to pay an aggregate of $16.5 million. The Company’s share of the settlement is $2.5 million in cash and an additional $2.5 million in common shares, although the Company has reserved the right to elect to pay this portion in cash. The settlement is subject to full documentation among the parties to the settlement, notice to the class, court approval and other steps required to consummate a class action settlement.

      On October 8, 2003, the Company was served with a statutory demand for $640,000 from Imagine Group Holdings Limited (“Imagine”), a Bermuda based reinsurance company, which was subsequently withdrawn. Imagine has since instituted a civil proceeding in the Bermuda Supreme Court against the Company, alleging that the Company is obligated to reimburse it for $640,000 of expenses incurred by Imagine in connection with a proposed December 2002 capital raising transaction that was not consummated. On March 11, 2004, the Company filed an amended defense with the court to which Imagine responded on April 26, 2004. The Company does not believe that Imagine is entitled to reimbursement of these expenses under the applicable agreement and is defending itself against Imagine’s claims.

      As of June 30, 2004, the Company was involved in arbitration proceedings with Transamerica. The arbitration related to Transamerica’s allegation that the Company, as of October 31, 2003, owed $17.6 million

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under its annuity reinsurance agreement with Transamerica. On February 3, 2004, the Company paid Transamerica $12.6 million representing the net amount the Company believed was due under the reinsurance agreement as of October 31, 2003 after deducting $5.0 million for investment related expenses that the Company believed was owed to it by Transamerica. Transamerica pursued arbitration with the Company, asserting that the $5.0 million offset was not justified and that the Company owed Transamerica the full $17.6 million plus interest. In addition, through October 31, 2003, the Company had received monthly settlement reports from Transamerica prepared on a basis that the Company believes conformed with the reinsurance agreement between the parties. For the period subsequent to October 31, 2003, the Company had only received settlement reports from Transamerica on a basis that Transamerica alleged was appropriate but which the Company believed was not consistent with the reinsurance agreement. The principal difference was how realized gains and losses related to the invested assets supporting the annuity obligations were settled between the parties. Transamerica had not provided the Company with realized gain and loss information on the basis the Company believed was appropriate. As a result, in preparing its financial statements the Company adjusted the amounts reported to it by Transamerica in the monthly settlement reports for periods subsequent to October 31, 2003 to reflect what the Company believed was the appropriate treatment of realized capital gains and losses.

      On July 2, 2004, the Company and Transamerica agreed to settle all disputes relating to the arbitration proceedings between the two parties. Pursuant to the terms of the settlement agreement, Transamerica agreed to calculate monthly settlements under their reinsurance agreement in a manner the Company believes is consistent with the original terms of the agreement. Transamerica also agreed to the Company’s $5.0 million offset of amounts owed to Transamerica at October 31, 2003. On July 8, 2004, the Company paid Transamerica approximately $8.7 million, representing amounts due under the reinsurance agreement as of April 30, 2004. Although the Company and Transamerica have agreed on a method for computing future monthly settlements under the reinsurance agreement, there is a potential for the Company to become liable for significant net monthly settlement payments to Transamerica in the future.

      The United States Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s United States based subsidiaries. Those companies currently have a significant tax based net operating loss carryforward. In addition, the IRS has requested certain information and documents related to the Company’s Bermuda based operations. While the Company’s United States based subsidiaries have agreed to comply with the IRS’ requests for information, both the Company and its Bermuda operating subsidiary have declined to supply the IRS with the information it has requested based on the IRS’ lack of jurisdiction over those entities. If the IRS were to determine that the Company or its Bermuda operating subsidiary were engaged in business in the United States, those entities could be subject to United States tax at regular corporate rates on their taxable income that is attributable to a permanent establishment, if any, in the United States plus an additional 30% “branch profits” tax on such income remaining after the regular tax. Such taxes, if levied, would have an adverse effect on the Company’s business and financial condition.

10.	Stock Warrants

      On June 30, 2003, the Company issued warrants to purchase an aggregate one million common shares of the Company at an exercise price of $1.25 per share to Hartford Life, the ceding company under the Company’s then largest guaranteed minimum death benefit reinsurance agreement. The warrants were issued in connection with the recapture of that agreement, expire on June 30, 2013, and are currently exercisable. At June 30, 2003, the fair value of these warrants, using a Black-Scholes pricing model, was estimated at $1,250,000, which was included in a charge associated with the recapture that the Company recorded during the second quarter of 2003 as a component of Claim and policy benefits expense. The expense of issuing these warrants is presented as stock warrants in the stockholders’ equity section of the Company’s consolidated balance sheet as at June 30, 2004.

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

      Our company has encountered significant difficulties during the last three years. In addition to reporting significant operating losses for those years, we did not have sufficient available cash and investments to post as collateral to satisfy all of our obligations under certain of our reinsurance agreements during 2002 and 2003. During 2003, we negotiated the termination or recapture of most of our reinsurance agreements. As of June 30, 2004, we did not meet the collateral requirements asserted by Connecticut General Life Insurance Company (“CIGNA”), the ceding company under our only remaining guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) reinsurance agreement. As of June 30, 2004, CIGNA was seeking $49 million of collateral in addition to the $11 million of collateral we had previously provided in the form of a fully collateralized letter of credit. On July 28, 2004, CIGNA made an $11 million draw on this letter of credit. We do not agree that the aggregate $60 million collateral requirement currently asserted by CIGNA is required to be posted and we have not posted any additional collateral for this agreement. If CIGNA’s asserted collateral requirement is valid, we do not have sufficient available cash and investments to satisfy CIGNA’s request. We are attempting to restructure the reinsurance agreement or otherwise meet or reduce CIGNA’s request for collateral. If these negotiations are unsuccessful, CIGNA could initiate arbitration or litigation proceedings against us. The specific relief sought and the outcome of any proceedings that CIGNA could initiate cannot be determined at this time. If we do not prevail in any such arbitration or litigation proceedings, it would have a material adverse effect on our financial condition, and we may be required to liquidate our operations.

      The New York Stock Exchange suspended trading in our common shares prior to the market opening on Friday July 30, 2004, and has applied to the Securities and Exchange Commission to delist our common shares. The NYSE’s action was taken in view of the fact we had again fallen below the NYSE’s continued listing standards, as the average closing price of our common shares had been less than $1.00 over a consecutive 30-trading-day period. We were previously below this standard from April through October 2003. Our common shares are now being traded over the counter under the symbol ANNRF.pk. If we are unable to list our common shares for trading on any other national exchange or automated quotation system, it will adversely affect the public market for and liquidity of our common shares, and may adversely affect any capital raising or other strategic transactions we may choose to pursue in the future.

      As of June 30, 2004, we were involved in arbitration proceedings with Transamerica Occidental Life Insurance Company (“Transamerica”). The arbitration related to Transamerica’s allegation that, as of October 31, 2003, we owed $17.6 million under our annuity reinsurance agreement with Transamerica. On February 3, 2004, we paid Transamerica $12.6 million representing the net amount we believed was due under the reinsurance agreement as of October 31, 2003 after deducting $5.0 million for investment related expenses that we believed was owed to us by Transamerica. Transamerica pursued arbitration with us, asserting that the $5.0 million offset was not justified and that we owed Transamerica the full $17.6 million plus interest. In addition, through October 31, 2003, we had received monthly settlement reports from Transamerica prepared on a basis that we believe conformed with the reinsurance agreement between us. For the period subsequent to October 31, 2003, we had only received settlement reports from Transamerica on a basis that Transamerica alleged was appropriate, but which we believed was not consistent with the reinsurance agreement. The principal difference was how realized gains and losses related to the invested assets supporting the annuity obligations were settled between us. Transamerica had not provided us with realized gain and loss information on the basis we believed was appropriate. As a result, in preparing our financial statements, we adjusted the amounts reported to us by Transamerica in the monthly settlement reports for periods subsequent to October 31, 2003 to reflect what we believed was the appropriate treatment of realized capital gains and losses.

      On July 2, 2004, we and Transamerica agreed to settle all disputes relating to the arbitration proceedings between us. Pursuant to the terms of the settlement agreement, Transamerica agreed to calculate monthly settlements under the reinsurance agreement in a manner we believe is consistent with the original terms of the agreement. Transamerica also agreed to our $5.0 million offset of amounts owed to Transamerica at October 31, 2003. On July 8, 2004, we paid Transamerica approximately $8.7 million, representing amounts due under the reinsurance agreement as of April 30, 2004. Although we and Transamerica have agreed on a method for computing future monthly settlements under the reinsurance agreement, the potential for significant monthly settlement payments from us to Transamerica in future periods remains. The amount due from us under this agreement for the month ended May 31, 2004 is approximately $2.6 million. We have been attempting to engage Transamerica, and ultimately Indianapolis Life Insurance Company (“Indianapolis Life”), the primary insurance company under the Transamerica agreement, in discussions aimed at improving investment returns from the convertible bond portfolio supporting the liabilities under this agreement and potentially redesigning the reinsured product to reduce the minimum interest guarantee exposure to us. Although certain changes have been implemented in the composition of the investment portfolio, if we are not successful in convincing Transamerica and Indianapolis Life to restructure the portfolio further and/or to redesign the product, we may incur additional losses in the future.

      We plan to continue to receive premiums and pay claims under our remaining reinsurance treaties; however, we are not currently underwriting any new treaties or accepting any new business from our existing treaties. We are currently exploring whether we can, should or will begin selling new insurance and reinsurance products in the future, but we cannot assure you that we will be able to successfully develop, underwrite or market any products in the future. We are not seeking to negotiate the termination or recapture of any of our remaining reinsurance agreements at this time except that, as noted above, we are seeking to restructure our agreement with CIGNA.

      Our remaining life reinsurance agreements continue to be reinsurance of ordinary life insurance, primarily for mortality risk. Profitability of our life reinsurance line depends in large part on the volume and amount of death claims incurred. While death claims are reasonably predictable over a long time horizon, they are less predictable over shorter periods and are subject to fluctuation from quarter to quarter and year to year, particularly given the relatively small size of our in force business as a result of recaptures and terminations in previous periods. Significant fluctuations from period to period could adversely affect the results of our operations, as occurred in 2003 and 2002. At June 30, 2004 and December 31, 2003, the total face amount of our life insurance in force was approximately $16.5 billion and $17.5 billion, respectively.

      Our remaining annuity products are reinsurance of general account fixed deferred annuities and certain ancillary risks arising from variable annuities. Profitability of the annuity reinsurance line is primarily dependent on earning a spread between the interest rate earned on the assets under management and the interest rate credited to the policyholder. This product line is market and interest rate sensitive. Fluctuations in the general level of interest rates, fixed income markets, and equity markets from period to period may cause fluctuations in the results of our operations. The combined effects of poor market performance and excessive surrender rates can adversely impact this product line, such as occurred during the last three fiscal years. At June 30, 2004 and December 31, 2003, our liability for annuity reinsurance agreements amounted to approximately $643 million and $671 million, respectively.

      Because our financial results are heavily dependent on three life reinsurance agreements and two annuity reinsurance agreements, large fluctuations in any one of these contracts could cause volatility in our overall financial results.

      On January 1, 2004, we adopted AICPA Statement of Position (SOP) 03-1. The SOP requires us to record the largest contractually determinable amount payable to the policyholder of each underlying policy comprising our Interest sensitive contract liabilities as our reserve for those policies, rather than simply recording reserves based solely on the policyholder account values. The computation of amounts due policyholders under our reinsurance contract with Transamerica includes a market value adjustment and, to the extent the market value adjustment would require payments to policyholders in excess of the minimum guarantee amount under the policies, the reserve required under the SOP is directly influenced by changes in the value of the underlying assets. The SOP modified the accounting for liabilities recorded in connection with our reinsurance contracts, but did not modify the accounting for the assets supporting the liabilities. As a result, changes in our reserve levels resulting from underlying asset value changes will not be offset with corresponding changes in our Funds withheld asset values. This mismatch will cause volatility in net income on a quarterly basis, but we believe that it will have no effect on the underlying profitability of the Transamerica contract over the long term. To the extent that the minimum guarantee payable under the policy exceeds the payment that would be required as a result of the market value adjustment, the reserves required under the SOP would be based upon the minimum guarantee and the mismatch between liabilities and assets is less significant. If we computed our reserves as if the amounts payable to the policyholders under the Transamerica contract exceeded the minimum guarantee amount, a 1% increase (decrease) in underlying asset values would cause a $6 million charge (benefit) to net income.

      In addition to the increased net income volatility the new SOP will cause, it also adversely impacts our tangible book value, which is GAAP book value less deferred acquisition costs. Upon its adoption, the SOP required an increase in our liabilities of approximately $36.6 million and an increase in deferred acquisition costs of approximately $36.2 million. While the net impact on our GAAP book value was minor, our tangible book value was reduced by $1.38 per share as of January 1, 2004, primarily because the increase in our deferred acquisition costs was excluded from the tangible book value computation, while the increase in our liabilities was included. If the SOP were applied as of December 31, 2003, our tangible book value would have been $1.12 per share, as opposed to $2.50 per share. At June 30, 2004, our tangible book value was $1.07 per share. Our GAAP book value at June 30, 2004 was $4.81 per share, as compared to $5.11 per share at December 31, 2003.

      There can be no assurance that we will be able to improve our operations and liquidity. If we are unable to reposition our investment portfolio to achieve a substantially higher yield within our investment guidelines, obtain approval from the court and other parties of an agreement in principle reached in July 2004 to settle a pending purported shareholder class action lawsuit (as discussed below in “Part II. Other Information, Item 1. Legal Proceedings”), experience improvement in the performance of our reinsurance agreement with Transamerica and restructure our reinsurance agreement with CIGNA, we may not be able to meet our future obligations. Our failure to achieve any one of the foregoing items could have a material adverse effect on our financial condition and results of operations and may raise significant doubt as to our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. For a more detailed discussion of certain factors that could materially and adversely affect our financial condition and results of operations, please see — Forward-Looking and Cautionary Statements.

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

      In preparing our financial statements, we make assumptions about our proportionate share of future investment income that will be earned from the investment of premiums received from underlying policyholders by our ceding companies and about future rates of lapse of policies underlying our annuity reinsurance contracts when estimating gross profits arising from these contracts. These assumptions have a direct impact on the amount of expected future lifetime minimum interest guarantee (“LMIG”) payments and our estimated expected gross profits on these annuity reinsurance contracts and, therefore, on the recoverability of the deferred acquisition costs carried on our balance sheet for these contracts. While these estimates are based upon historical results and information provided to us by our cedents, actual results could differ (and, in the past, have differed) materially from our estimates for a variety of reasons, including the failure of our ceding companies to report timely information regarding material developments under our reinsurance agreements. Such differences could be material to our future results. If our assumptions for investment returns prove to be inaccurate, or if lapse rates exceed our assumptions, we may be required to make additional LMIG payments and record additional charges, which would adversely impact our earnings.

      In determining the level of our deferred acquisition costs related to our Transamerica contract at June 30, 2004, we assumed future total returns on convertible bonds of 8.01% for 2004 and each year thereafter. Additionally, we assumed future average total returns of 6.24% for 2004 and each year thereafter for the other asset classes in which policyholder premiums have been invested. We also assumed a future lapse rate for the underlying policies of approximately 21% in 2004, 18% in 2005 and annual rates of 12% to 17% thereafter. These assumed lapse rates include assumptions regarding full surrenders, partial withdrawals, annuitizations and policyholder deaths. Consistent with our accounting policies, we review the key assumptions used in determining the carrying value of our deferred acquisition cost each quarter. A change in these assumptions could result in additional charges that would adversely impact future earnings. If our assumptions for total returns prove to be inaccurate, or if lapse rates exceed our assumptions, we may be required to make additional LMIG payments and record additional write downs of deferred acquisition costs, which would adversely impact future earnings. Assuming no change in lapse assumptions, the net impact of a 100 basis point decrease in our total return assumptions in all future years would have required an additional write down of deferred acquisition costs of approximately $17,000,000 as of June 30, 2004. Assuming no change in our total return assumptions, a 1% increase in our lapse assumptions on our Transamerica annuity agreement in all future years would have required an additional write down of deferred acquisition costs of approximately $4,400,000 as of June 30, 2004.

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

      The change in fair value of the embedded derivative also impacts the emergence of expected gross profits for purposes of amortizing deferred acquisition costs associated with the contract. The application of this accounting policy has increased the volatility of our reported earnings. While we have made an estimate of the fair value of the embedded derivative using a model that we believe to be appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, it is possible that we may modify our methodology. Changes in our assumptions and industry standards could have a significant impact on the fair value of the embedded derivative and our reported earnings. We do not bifurcate and separately account for the embedded derivatives contained in our Transamerica annuity reinsurance agreement or our GMDB/ GMIB reinsurance agreement with CIGNA because we acquired those agreements prior to the transition date elected by us under SFAS 133, as amended. Because of the nature of the assets underlying our Transamerica agreement, which were roughly 61% convertible bonds at June 30, 2004, the bifurcation and separate accounting for the embedded derivatives contained in that contract could add significant volatility to our reported results. If we bifurcated and separately accounted for the embedded derivatives contained in our GMDB/ GMIB reinsurance agreement with CIGNA, it also could add volatility to our reported results.

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

      We reinsure certain minimum guarantees associated with variable annuity agreements through our combined GMDB/ GMIB agreement with CIGNA. Our obligations for the CIGNA annuity contract are reflected on our balance sheet as “Reserves for future policy benefits.” Our obligations arising from our fixed annuity reinsurance agreements come from our reinsurance agreement with Transamerica and a second smaller annuity reinsurance agreement. Our obligations for these fixed annuity contracts are reflected on our balance sheet as “Interest sensitive contracts liability.” On January 1, 2004, we adopted the AICPA Statement of Position (SOP) 03-1 to account for our combined GMDB/ GMIB agreement with CIGNA and our annuity reinsurance agreement with Transamerica.

      AICPA Statement of Position (SOP) 03-1. In July 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts, which provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. The SOP is effective for financial statements for fiscal years beginning after December 15, 2003. We adopted the SOP as of January 1, 2004.

      We have a combined GMDB/ GMIB contract with CIGNA and an annuity reinsurance agreement with Transamerica, both of which are affected by the adoption of this new SOP. The SOP provides guidance for reserving for contracts with guaranteed minimum death and guaranteed minimum income benefits. The SOP requires projections of a wide number of future economic scenarios that impact the present value of premiums earned and claims paid. Based on these projections and historical experience, a Benefit Ratio is determined. A reserve is then determined by applying the Benefit Ratio to premiums received and then deducting claims paid, both with interest. The SOP also provides guidance for reserving for annuity agreements with more than one potential account balance. These types of exposures are reserved for based upon the highest contractually determinable balance for each policyholder, without consideration of surrender fees. Upon adoption of the SOP on January 1, 2004, we recorded a one-time transition adjustment to our carried reserves for interest sensitive contracts liability and deferred acquisition costs asset for the Transamerica annuity reinsurance agreement, and future policy benefits for the CIGNA contract. The impact of our adoption of the SOP is discussed below in “Operating Results.” While this new SOP does not change management’s view of the profitability of these two agreements over the long term, we do anticipate that this new standard will increase the volatility of our income for both of these agreements on a quarterly basis.

      If actual events differ significantly from the underlying estimates and assumptions used by us in the application of any of the aforementioned accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Operating Results

      Net Loss. For the three months ended June 30, 2004, we had a net loss of $(6,430,378), or $(0.25) per basic and fully diluted common share, as compared with a net loss of $(68,716,440), or $(2.66) per basic and fully diluted common share, for the three months ended June 30, 2003. For the six months ended June 30, 2004, we had a net loss, after the cumulative effect of a change in accounting principle, of $(5,595,983), or $(0.22) per basic and fully diluted common share, as compared to net loss of $(121,191,257), or $(4.69) per basic and fully diluted common share, for the six months ended June 30, 2003.

      As discussed elsewhere in this report, on July 20, 2004, we announced that we had reached an agreement in principle with the plaintiffs to settle the purported shareholder class action lawsuit pending against us and certain of our present and former directors and officers. Our share of the settlement is $2,500,000 in cash and an additional $2,500,000 payable, at our option, in cash or common shares. Our net loss during the three months ended June 30, 2004 was primarily due to a $5,000,000 accrual for our anticipated portion of the settlement payment, as well as a loss of approximately $1,780,000 from our annuity reinsurance agreement with Transamerica. The net loss on the Transamerica agreement is primarily the result of LMIG payments of approximately $3.6 million, amortization of deferred acquisition costs of approximately $2.8 million and reduced investment income from the agreement, partially offset by a contingency reserve release of $5.0 million as a result of the settlement of our dispute with Transamerica. This agreement is our largest annuity reinsurance agreement, and represented approximately $556 million, or approximately 90%, of our Funds withheld at interest receivable as of June 30, 2004. Net realized investment losses of approximately $138,000 also contributed to the loss incurred during the period. These losses were partially offset by income of approximately $470,000 on our GMDB/ GMIB contract with CIGNA.

      In the six months ended June 30, 2004, our loss before cumulative effect of a change in accounting principle was $(5,230,023). Included in this loss is the $5,000,000 accrual for the anticipated settlement of the shareholder lawsuit and a loss of approximately $849,000 from our annuity reinsurance agreement with Transamerica. These losses were partially offset by income of approximately $510,000 on our GMDB/ GMIB contract with CIGNA. Investment income earned on our general account assets and net realized investment gains also helped mitigate the loss incurred during the six months ended June 30, 2004.

      In the six months ended June 30, 2004, the cumulative effect of a change in accounting principle due to the adoption of Statement of Position (SOP) 03-1 was a net charge to income of $365,960. As a result of the adoption of the SOP on January 1, 2004, the amount of Reserves for future policy benefits relating to our GMDB/ GMIB agreement with CIGNA was reduced by $1,878,760, favorably impacting our reported net income. The impact of the adoption of the SOP on our accounting for the Transamerica annuity reinsurance agreement was a net charge of $2,244,720 as a result of an increase in Interest sensitive contracts liability of $38,398,730 partially offset by an increase in Deferred policy acquisition costs of $36,154,010.

      The losses during the three and six months ended June 30, 2003 were primarily the result of losses associated with recaptures and terminations of life and annuity reinsurance agreements and adverse claims experience under our life reinsurance agreements. During the three and six months ended June 30, 2003, we recorded charges of approximately $55 million and $94 million, respectively, in connection with the recapture and termination of a number of our life and annuity reinsurance agreements, including those with Ohio National, Hartford Life, and XL Life.

      Net Premiums. Net premium revenue for the three and six month periods ended June 30, 2004 was $10,348,881 and $24,659,522, a decrease of 82% and 79%, respectively, from net premium revenue of $58,563,721 and $119,929,634 for the three and six month periods ended June 30, 2003. Substantially all premium revenue was derived from traditional ordinary life reinsurance agreements. The decline in premium revenue reflects the significant reduction of business in force resulting from the recapture and termination of life reinsurance agreements in 2003. At June 30, 2004, the total face amount of life insurance in force decreased to approximately $16.5 billion, as compared with approximately $60.0 billion at June 30, 2003. Our now largest life reinsurance agreement represented approximately $7.7 billion of life insurance in force at June 30, 2004 and approximately $8.8 million of premium revenue for the six months ended June 30, 2004.

      Net Investment Income. Total net investment income for the three and six month periods ended June 30, 2004 was $3,844,066 and $13,094,801, respectively, as compared with $5,734,738 and $13,893,427, respectively, for the three and six month periods ended June 30, 2003. Net investment income is comprised of income earned on our general account assets and income earned on assets held and managed by our reinsurance cedents under modified coinsurance contracts, which we refer to as Funds withheld. Both sources of investment income declined from the comparable prior periods.

      Net investment income earned on our general account assets for the three and six month periods ended June 30, 2004 was approximately $1,396,000 and $2,951,000, respectively, as compared to $1,527,000 and $3,409,000, respectively, for the three and six month periods ended June 30, 2003. The average annualized yield rate earned on our general account assets for the three and six months ended June 30, 2004 was approximately 3.39% and 3.24%, respectively, as compared with approximately 2.87% and 2.46%, respectively, for the three and six months ended June 30, 2003. The increase in the effective yield rate was largely due to the moving a greater portion of our invested assets from cash and its equivalents to longer duration investments during the quarter, but the impact was offset by the lower level of invested assets in the three and six months ended June 30, 2004, as compared to the comparable prior periods in 2003. The 2003 yield rate was lower as it reflected our decision to invest funds supporting our letters of credit in cash equivalents in an effort to maximize our collateral funding ability and to minimize the impact of changing interest rates on our collateral obligations.

      Net investment income earned on Funds withheld for the three and six month periods ended June 30, 2004 was approximately $2,448,000 and $10,144,000, respectively, as compared to approximately $4,207,000 and $10,484,000, respectively, for the three and six month periods ended June 30, 2003. The decrease in investment income on our Funds withheld during the three months ended June 30, 2004 was primarily due to a decreased asset base underlying our annuity reinsurance agreements, which was largely the result of four such annuity agreements being recaptured in 2003. The average annualized yield rates earned on Funds withheld were approximately 1.74% and 3.40%, respectively, for the three and six months ended June 30, 2004, as compared with 1.65% and 2.13%, respectively, for the three and six months ended June 30, 2003. For purposes of calculating the average yield rates earned on our Funds withheld at interest, we include our share of the investment income and net realized capital gains and losses as reported to us through our settlements with our ceding companies.

      Net Realized Investment (Losses) Gains. Net realized investment (losses) gains for the three and six month periods ended June 30, 2004 were $(137,885) and $541,040, respectively, as compared with net realized investment gains of $4,896,176 and $6,560,044, respectively, for the three and six month periods ended June 30, 2003. The realized losses in the three months ended June 30, 2004 were due to weakening bond prices caused by increases in interest rates during the quarter and our decision to sell some of the securities that were more sensitive to future interest rate increases. The relatively high level of net realized investment gains for the three and six months ended June 30, 2003 reflected the significant sales from our investment portfolio in the first half of 2003 in connection with the termination and recapture of a number of our reinsurance agreements and to meet the collateral requirements of certain of our ceding companies. Although we have begun to move a greater portion of our invested assets into longer duration investments, we plan to continue to hold a relatively large portion of our assets in short duration investments until interest rates rise or we conclude they are not going to rise in the foreseeable future. However, we will adjust our investment strategy based on developments in the markets and our business and those adjustments may result in realized gains or losses being recognized. We make decisions concerning the sales of invested assets based on a variety of market, business and other factors.

      Net Change in the Fair Value of Embedded Derivatives. Under SFAS 133, we are required to bifurcate and separately account for the embedded derivatives contained in one of our annuity reinsurance contracts. For the three and six month periods ended June 30, 2004, the net change in fair value of our embedded derivatives was an unrealized gain of $518,786 and $1,126,174, respectively. For the three and six month periods ended June 30, 2003, the net change in fair value of our embedded derivatives was an unrealized loss of $(1,717,537) and unrealized gain of $12,037,322, respectively. At the end of the second quarter of 2003, we had two annuity reinsurance agreements with embedded derivatives that we were required to bifurcate and account for separately. The unrealized loss in our embedded derivatives during the three month period ended June 30, 2003 largely reflects losses related to the termination of one of our annuity reinsurance agreements in the second quarter of 2003, partially offset by gains due to credit spreads tightening in the sectors in which the underlying investments are held. The primary reason for the unrealized gain in the fair value of our embedded derivative for the six months ended June 30, 2003 was the termination of our Ohio National annuity reinsurance agreement in the first quarter of 2003. Widening credit spreads and bond defaults in the portfolio of assets supporting this agreement had caused unrealized losses in our embedded derivatives in prior periods, which were reversed upon termination of the reinsurance agreement.

      Surrender Fees and Other Revenue. Surrender fees and other revenue for the three and six month periods ended June 30, 2004 were $1,510,568 and $2,585,500, respectively, as compared with $3,002,778 and $4,393,025, respectively, for the three and six month periods ended June 30, 2003. This income is primarily derived from surrender fees related to our fixed annuity agreement with Transamerica. The decrease in revenue is mainly due to a smaller policyholder base resulting in a lower absolute level of withdrawals and lower surrender rates. Lower surrender fee rates charged to the policyholders upon surrendering their policies also contributed to the decrease in surrender fees.

      Claims and Policy Benefits. Claims and policy benefits include both life and variable annuity benefits, including GMDB, GMIB and, during the first half of 2003, enhanced earnings benefits (“EEB”). Claims and policy benefits for the three months ended June 30, 2004 and 2003 were $8,769,049 and $84,425,206, or 85% and 144% of net premiums, respectively. For the six months ended June 30, 2004 and 2003, claims and policy benefits were $19,013,707 and $159,514,646, or 77% and 133% of net premiums, respectively. The absolute decline in claims and policy benefits compared to the same periods in 2003 was the result of the significant reduction of life insurance in force from approximately $60.0 billion at June 30, 2003 to approximately $16.5 billion at June 30, 2004, as well as the termination of our guaranteed minimum death benefit agreement with Hartford Life in 2003 and the recapture and termination of other annuity reinsurance agreements. While the recaptures of life reinsurance agreements during 2003 have reduced claims and policy benefits in 2004, they may increase volatility in the level of claims and policy benefits as a percentage of premiums in the future.

      Interest Credited to Interest Sensitive Products. Interest credited to Interest sensitive products, which are liabilities we assume under certain annuity reinsurance agreements, was $1,822,643 and $5,351,892, respectively, for the three and six month periods ended June 30, 2004, as compared with $4,217,542 and $9,089,301, respectively, for the three and six month periods ended June 30, 2003. Included in Interest credited to interest sensitive products for the three and six month periods ended June 30, 2004 are LMIG payments of approximately $3,583,000 and $5,411,000, respectively, as compared to LMIG payments of approximately $4,571,000 and $10,057,000, respectively, for the three and six months ended June 30, 2003. The reduction in LMIG payments in 2004 was primarily due to improving lapse experience and total returns on our annuity reinsurance contract with Transamerica during 2003 and the first quarter of 2004.

      Policy Acquisition Costs and Other Insurance Expenses. Policy acquisition costs and other insurance expenses, consisting primarily of allowances and amortization and write downs of deferred policy acquisition costs, for the three and six month periods ended June 30, 2004 were $4,654,527 and $12,835,524, respectively, as compared with $44,631,210 and $97,132,274, respectively, for the three and six month periods ended June 30, 2003. The decrease for the three and six months ended June 30, 2004 reflects the reduction in the size of our book of business during 2003. In addition, policy acquisition costs and other insurance expenses for the three and six month periods ended June 30, 2003 included the net write down of deferred acquisition costs associated with the recapture and termination of contracts of approximately $30,980,000 and $74,210,000, respectively.

      Operating Expenses. Operating expenses for the three month period ended June 30, 2004 were $7,268,575 or 46.7% of total revenue (excluding the net change in fair value of embedded derivatives), as compared with $5,922,358 or 8.2% of total revenue (excluding the net change in fair value of embedded derivatives) for the three month period ended June 30, 2003. Operating expenses for the six month period ended June 30, 2004 were $10,035,937 or 24.5% of total revenue (excluding the net change in fair value of embedded derivatives), as compared to $12,268,488 or 8.5% of total revenue (excluding the net change in fair value of embedded derivatives) for the six month period ended June 30, 2003. This proportionate increase in expenses for the three and six months ended June 30, 2004 reflects the accrual of $5,000,000 for the anticipated settlement of the purported shareholder class action lawsuit plus increased professional and consulting fees partially offset by reduced employee compensation costs.

Segment Results

      We separately track financial results of our life and annuity operations in segments. Each segment is defined by the dominant risk characteristic inherent in products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk. In addition, one of our remaining modified coinsurance annuity reinsurance agreements has features that constitute an embedded derivative that requires bifurcation and separate accounting under SFAS 133 — Accounting for Derivative Instruments and Hedging Activities. The change in the fair value of this embedded derivative is included in the annuity segment. Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in our portfolio and investment income on undeployed invested assets. Operating expenses are generally allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to the segment. All capital raising costs and the anticipated costs of settling the purported shareholder class action lawsuit have been allocated to the corporate segment. Segment results are reported in Note 4 to our unaudited condensed consolidated financial statements.

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

      Our life segment is our largest segment as measured by revenues. Life segment income for the three months ended June 30, 2004 was $734,366, as compared with segment loss of $(39,338,329) for the three months ended June 30, 2003. Segment income for the six months ended June 30, 2004 was $908,946, as compared to segment loss of $(84,484,497) for the six months ended June 30, 2003. In the three and six months ended June 30, 2004, our largest life reinsurance agreement produced approximately $725,000 and $1,239,000, respectively, of income and our second largest life reinsurance agreement generated $193,000 of income and $544,000 of losses, respectively. Segment loss in the three and six months ended June 30, 2003 reflected the costs of recapturing life reinsurance agreements of approximately $28,310,000 and $62,410,000, respectively, as well as reported claims under our life reinsurance agreements that exceeded our expectations in 2003.

      Segment revenues for the three months ended June 30, 2004 declined 82% to $10,515,041 from $57,507,429 in the second quarter of 2003. Segment revenues for the six months ended June 30, 2004 declined 79% to $25,130,541 from $117,677,416 for the first six months of 2003. These declines reflect our reduced levels of life reinsurance in force as a result of recaptures of life reinsurance agreements during 2003. In addition, net investment income attributable to the life segment for the first six months of 2004 decreased approximately $1,300,000, as compared with the first six months of 2003, primarily reflecting a reduction in invested assets allocated to the life segment as a result of the terminations and recaptures in 2003.

      Segment policy benefits and expenses decreased 90% to $9,780,675 for the three months ended June 30, 2004, as compared with $96,845,758 for the three months ended June 30, 2003, which included costs of recaptures in 2003 of $28,310,000. Segment policy benefits and expenses for the six months ended June 30, 2004 decreased 88% to $24,221,596, as compared to $202,161,913 for the six months ended June 30, 2003, which included costs of recaptures in 2003 of $62,410,000. The balance of the decline thus far in 2004 is attributable to the significant reduction in life insurance in force compared to the comparable periods during 2003 as well as reported claims under our life reinsurance agreements that had exceeded our expectations during 2003. While the recaptures of life reinsurance agreements during 2003 have reduced claims and policy benefits in the first half of 2004, they may increase volatility in the level of claims and policy benefits as a percentage of premiums in the future.

      Annuity Segment. Our annuity reinsurance segment is the reinsurance of general account fixed deferred annuities and certain minimum guarantees arising from variable annuities. With respect to the general account fixed annuities we reinsure, our agreements generally relate to individual general account single premium deferred annuity policies, which involve the tax-deferred accumulation of interest on a single premium paid by the policyholder (accumulation phase policies). Accumulation phase policies are subject primarily to investment risk and persistency (lapse) risk. We also reinsure certain guarantees associated with variable annuity agreements, including GMDB and GMIB. As of June 30, 2004, we only reinsured GMDB and GMIB through a single reinsurance agreement with CIGNA.

      Our annuity segment contains the majority of our assets and exposes us to significant net income volatility from three sources. First, under SFAS 133 — Accounting for Derivative Instruments and Hedging Activities; we must value the embedded derivative associated with one of our annuity reinsurance agreements. This unrealized change in the value of the derivative is reported in our income statement each quarter. The change in the value of the derivative can be large, and is driven by financial market conditions, most notably credit risk related changes. Second, as a result of our adoption of AICPA Statement of Position (SOP) 03-1, changes in our reserve levels for our Transamerica annuity reinsurance agreement resulting from underlying asset value changes will not be offset with corresponding changes in our Funds withheld asset values, which will cause volatility in net income. To the extent that the minimum guarantee payable under the policies underlying the Transamerica agreement exceeds the payment that would be required as a result of the market value adjustment in those policies, the reserves required under the SOP would be based upon the minimum guarantee and the mismatch between liabilities and assets is less significant. If we computed our reserves as if the amounts payable to the policyholders under the Transamerica contract exceeded the minimum guarantee amount, a 1% increase (decrease) in underlying asset values would cause a $6 million charge (benefit) to net income. Third, our Transamerica annuity reinsurance contract has exhibited volatility in the past due to write downs of our deferred acquisition cost balance which were based upon management’s estimates of future investment performance and lapse experience. While we believe our current estimates are reasonable, they are estimates of future events and may prove to be inaccurate. If such assumptions turn out to be inaccurate, we could be required to write off additional deferred acquisition costs, which would have a significant adverse impact on our net income in future periods. Our annuity reinsurance contract with Transamerica, which represented 90% of our annuity segment assets at June 30, 2004, is not expected to generate significant income in the future.

      Segment loss was $(1,213,612) for the three months ended June 30, 2004, as compared with a loss of $(33,063,939) for the three months ended June 30, 2003. During the three months ended June 30, 2004, the Transamerica annuity reinsurance agreement incurred a loss of approximately $1,780,000, which was partially offset by approximately $470,000 of income on our GMDB/ GMIB contract with CIGNA. The net loss on the

Transamerica agreement is primarily the result of LMIG payments of approximately $3.6 million, amortization of deferred acquisition costs of approximately $2.8 million and reduced investment income from the agreement, partially offset by a contingency reserve release of $5.0 million as a result of the settlement of our dispute with Transamerica. The loss for the three months ended June 30, 2003 included a $20,400,000 charge related to the recapture of our largest GMDB reinsurance contract.

      For the six months ended June 30, 2004, segment income before the cumulative effect of a change in accounting principle was $120,002, as compared to a loss of $(40,934,415) for the six months ended June 30, 2003. Income for the six months ended June 30, 2004 reflects approximately $981,000 of income produced on our GMDB/ GMIB contract with CIGNA, offset by an $849,000 loss incurred on our annuity agreement with Transamerica. As a result of the adoption of the SOP on January 1, 2004, the amount of reserves for future policy benefits for our GMDB/ GMIB reinsurance agreement was reduced by $1,878,760, favorably impacting net income. The impact of the adoption of the SOP on our accounting for the Transamerica annuity reinsurance agreement was a cumulative charge of $2,244,720 as a result of an increase in Interest sensitive contracts liability of $38,398,730 partially offset by an increase in Deferred policy acquisition costs of $36,154,010. The cumulative effect of a change in accounting principle was a net charge to income of $365,960, resulting in net segment loss of $(245,958) for the six months ended June 30, 2004.

      The loss for the six months ended June 30, 2003 reflected a net loss of $3,620,000 related the termination of two additional annuity reinsurance agreements in the first quarter of 2003. We also incurred a loss of approximately $1,000,000 in the first quarter of 2003 on one of our annuity reinsurance agreements as the result of an experience refund adjustment reflecting a change in mortality assumptions by the cedent under the contract.

      Total revenue for our annuity segment declined 36% to $5,002,269 for the three months ended June 30, 2004, as compared with $7,766,799 for the three months ended June 30, 2003. Total revenue for our annuity segment declined 53% to $14,922,344 for the six months ended June 30, 2004, as compared with $31,869,930 for the six months ended June 30, 2003. This decline is due to a decrease in embedded derivative gains of $10,911,148 for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, as well as reduced surrender fee revenue. Surrender fees from our Transamerica annuity reinsurance contract decreased by approximately $1,492,210 and $1,807,525 for the three and six months ended June 30, 2004 compared with the comparable prior periods of 2003.

      Policy benefits and expenses for the annuity segment declined 85% to $6,215,881 for the three months ended June 30, 2004, as compared with $40,830,738 for the three months ended June 30, 2003. These expenses declined 80% to $14,802,342 for the six months ended June 30, 2004, as compared with $72,804,345 for the six months ended June 30, 2003. The primary components of these expenses are interest credited to policyholders, LMIG payments, payments and reserve changes for minimum guarantees associated with variable annuity contracts and write downs and amortization of deferred acquisition costs. The decline in policy benefits and expenses is primarily due the termination of several of our annuity reinsurance agreements during 2003. In addition, as a result of a smaller base of policyholders, improved investment returns and lower lapse rates on the Transamerica annuity reinsurance agreement, LMIG payments under the contract declined from approximately $10,057,000 for the first half of 2003 to approximately $5,411,000 for the first half of 2004. Policy benefits and expenses for the three and six months ended June 30, 2003 also included a charge of $20,400,000 for the recapture of our then largest GMDB contract.

      Corporate Segment. The corporate segment includes all of our capital gains and losses, investment income on undeployed invested assets, capital raising costs, costs relating to the anticipated settlement of the purported shareholder class action lawsuit and a proportionate share of operating expenses based upon how stockholders’ equity is deployed to the life and annuity segments. As a result, the corporate segment, while small relative to our total company, will likely have volatile results.

      Segment losses of $(5,951,132) and $(6,258,971) were incurred for the three and six months ended June 30, 2004, as compared with income of $3,685,827 and $4,227,655 for the three and six months ended June 30, 2003. Revenues declined by 89% to $567,106 for the three month period ended June 30, 2004, as compared with $5,205,648 for the three month period ended June 30, 2003, and declined by 73% to $1,954,152 for the six month period ended June 30, 2004, as compared with $7,266,106 for the six month period ended June 30, 2003. The decline in segment revenue is primarily due to net realized investment (losses) of $(137,885) and gains of $541,040 in the three and six months ended June 30, 2004, respectively, as compared to net realized investment gains $4,896,176 and $6,560,044 for the three and six months ended June 30, 2003.

      Segment benefits and expenses increased significantly to $6,518,238 for the three months ended June 30, 2004, as compared with $1,519,821 for the three months ended June 30, 2003. Segment benefits and expenses increased to $8,213,123 for the six months ended June 30, 2004, as compared with $3,038,452 for the six months ended June 30, 2003. These increases reflect the $5,000,000 accrual for the anticipated settlement of the purported shareholder class action lawsuit, as well as an increase in the percentage of operating expenses allocated to the corporate segment in the first half of 2004 due to a greater proportionate share of stockholders’ equity allocated to the corporate segment from downsizing our life and annuity segments during 2003.

Financial Condition

Investments

      At June 30, 2004 and December 31, 2003, the majority of our invested assets, including cash and cash equivalents, were posted as collateral to secure our obligations under reinsurance agreements and letter of credit facilities or were required to maintain the statutory capital and surplus requirements of our U.S. operating subsidiary. At June 30, 2004, our invested assets, including cash and cash equivalents, had an aggregate fair value of $166,893,345, as compared with an aggregate fair value of $197,880,755 at December 31, 2003. The decline in our invested assets during the first six months of 2004 was due to a $22,100,000 million payment we made in connection with the settlement of the recapture of our life reinsurance agreement with Metropolitan Life Insurance Companies and a $12,600,000 payment we made to Transamerica in February 2004. At June 30, 2004, unrealized losses totaled $768,803, as compared to unrealized gains of $1,840,849 at December 31, 2003. At June 30, 2004 and December 31, 2003, the weighted average duration of the fixed income securities included in our invested assets was 3.0 and 3.9 years, respectively, and the weighted average investment quality rating was “AA” at the end of each period.

      Our investments are governed by investment guidelines established and approved by our Board of Directors. Our investment objectives are to achieve above average risk-adjusted total returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity in our portfolio and match the cash flows of our investments to our related insurance liabilities. Our investment guidelines require our overall fixed income portfolio to maintain a minimum weighted average credit quality of “A” and limit investment in fixed income securities that are non-rated or below investment grade at the time of purchase to an aggregate of $3,000,000. In the first half of 2004, we invested approximately $1 million in securities that were non-rated at the time of their purchase. While any investment carries some risk, the risks associated with non-rated or lower-rated securities generally are greater than the risks associated with investment grade securities. A fixed income security rated “A” by Standard & Poor’s is considered to be somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than higher rated issuers; however, the issuer’s capacity to meet its financial commitment on the security is still considered to be strong. We currently do not invest in any fixed income securities in emerging markets.

      At both June 30, 2004 and December 31, 2003, none of our fixed income securities consisted of below investment-grade securities. There were approximately $1 million of non-rated securities held at June 30, 2004. The fair value of below investment-grade and non-rated investments varies depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer. As noted above, our investment guidelines require our overall fixed income portfolio to maintain a minimum weighted average credit quality of “A” and limit the amount of our investments in fixed income securities that are non-rated or below investment grade at the time of purchase. We monitor the creditworthiness of the portfolio as a whole, and when the fair market value of a security declines for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its fair value. At June 30, 2004, there were no impaired securities in our portfolio.

      At June 30, 2004, mortgage-backed securities represented approximately 4% of our invested assets, including cash and cash equivalents, as compared with approximately 11% at December 31, 2003. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage-backed securities include collateralized mortgage obligations (“CMO’s”) and mortgage-backed pass-through securities. Mortgage-backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in agency mortgage backed securities. Our mortgage backed securities portfolio had a weighted average investment quality rating of “AAA” at both June 30, 2004 and December 31, 2003.

      At June 30, 2004, approximately 29% of our mortgage-backed investment portfolio consisted of securities with planned repayment schedules, as compared with 7% at December 31, 2003. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches of the CMO.

      The following table summarizes our investment results (excluding investment income on assets held and managed by our ceding companies or others on their behalf) for the periods indicated:

Investment Results

	Six Months Ended
	June 30,		Twelve Months Ended December 31,

	2004	2003	2003	2002	2001

	(Dollars in thousands)
Total invested assets, including cash and equivalents(1)	$166,893	$224,858	$197,881	$306,346	$423,780
Investment income, net of related expenses	$2,951	$3,409	$5,924	$25,931	$20,165
Effective annualized yield rate(2)	3.24%	2.46%	2.53%	5.28%	5.74%
Realized investment gains	$541	$6,560	$6,407	$19,749	$1,230

(1)	Fair value at end of the indicated period.

(2)	The effective yield rate equals (i) net investment income divided by (ii) the average of total adjusted invested assets (fixed maturities at amortized cost, including assets on deposit with reinsurers) at the end of each calendar quarter included in the indicated period.

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

      At June 30, 2004, our Funds withheld at interest receivable related to our annuity reinsurance contracts had a carrying value of approximately $612 million. Our agreement with Transamerica accounted for approximately 90% of our Funds withheld at interest receivable at June 30, 2004, as compared to 91% at December 31, 2003. At June 30, 2004, the assets held and managed by our ceding companies under our annuity reinsurance contracts had a combined market value of $641 million and were invested in convertible bonds and fixed income securities having a weighted average credit quality of “A-” and a weighted average duration of 3.9 years. At December 31, 2003, these assets had a weighted average credit quality of “A-” and a weighted average duration of 5.9 years. In addition, at June 30, 2004, approximately 4.7% of such assets were invested in below investment grade securities, as compared with 5.5% of such assets at December 31, 2003.

      The average yield rates earned on the assets held and managed by our ceding companies was approximately 1.74% and 3.40% for the three and six months ended June 30, 2004, as compared to approximately 1.65% and 2.13% for the three and six month periods ended June 30, 2003. The average yield rate earned on the invested premiums funding our annuity obligations to Transamerica was approximately 1.32% and 3.21% for the three and six months ended June 30, 2004. The average yield rate earned on the invested premiums funding our annuity obligations for the other annuity reinsurance agreement was approximately 5.16% and 5.00% for the three and six months ended June 30, 2004. For purposes of calculating the average yield rate earned on assets held and managed by our ceding companies, we include our share of the investment income and net realized capital gains and losses as reported to us through our settlements with our ceding companies, although we recently resolved a dispute with Transamerica regarding the method by which realized gains and losses are settled under our reinsurance agreement.

Transamerica

      Our annuity reinsurance contract with Transamerica is our largest annuity reinsurance contract and, as of June 30, 2004, approximately $556 million, or 90%, of our Funds withheld at interest receivable; approximately $580 million, or 90%, of our Interest sensitive contracts liability; and approximately $63 million of the Deferred policy acquisition costs assets on our balance sheet related to this contract. As a result of the changes to our remaining book of business during 2003, especially the termination of our annuity reinsurance agreement with Ohio National, we expect that the assets and liabilities associated with the Transamerica contract will continue to represent a significant portion of our total assets and liabilities in future periods. While we expect that our adoption of the AICPA SOP 03-1 on January 1, 2004 will increase the volatility of our income for the contract on a quarterly basis, we do not expect the Transamerica contract to generate significant income over the long term. The amount of deferred acquisition costs we record as an asset on our balance sheet related to the Transamerica contract is based on a series of assumptions related to the investment performance of the assets supporting our liabilities under the contract, as well as future lapse rates for the underlying policies. These assumed lapse rates include assumptions regarding future full surrenders, partial withdrawals, annuitizations and policyholder deaths. While we believe the investment and lapse estimates to be reasonable, they are estimates of future events and we cannot assure you that they will prove to be accurate. If such assumptions turn out to be inaccurate, we could be required to write off additional deferred acquisition costs, which would have a significant adverse impact on our net income in future periods.

      At June 30, 2004, the assets funding the policyholder obligations under the Transamerica agreement had an average credit quality of “A-” and an average duration of 3.9 years, as compared with an average credit quality of “A-” and an average duration of 6.1 years at December 31, 2003. The contract is a retrocessional arrangement covering VisionMark fixed annuity products issued by Indianapolis Life, the primary insurance company. The assets underlying the Transamerica contract are managed by AmerUS Capital Management, the investment manager appointed by Indianapolis Life. At June 30, 2004 and December 31, 2003, AmerUS Capital Management had invested approximately 61% and 64%, respectively of the premiums paid in connection with the underlying policies in investment grade convertible bonds and had invested the remaining premiums in investment grade bonds, government bonds, high yield bonds and mortgage-backed securities. The value of convertible bonds is a function of their investment value (determined by comparing their yield with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and their conversion value (at market value, if converted into the underlying common stock). To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible bonds will be increasingly influenced by their conversion value. Consequently, the value of convertible bonds may be influenced by changes in the equity markets. While convertible bonds would typically be expected to produce lower investment income than other fixed income securities, convertible bonds provide the potential for higher total returns through the underlying equity component of the bonds, which are passed on to VisionMark policyholders through the total return adjustment upon surrender of the policies.

      As with the holders of other single premium deferred annuity policies, a VisionMark policyholder is guaranteed a return of premiums paid plus a guaranteed minimum interest rate of 3% to 3.5% per annum over the life of the policy. During the six months ended June 30, 2004 and June 30, 2003, we paid approximately $5,411,000 and $10,057,000, respectively, under our annuity reinsurance contract with Transamerica to cover our proportionate share of the shortfall that arose because the net investment returns on the assets related to these policies substantially underperformed the minimum interest guarantees for surrendered policies.

      According to data provided to us by Transamerica, at June 30, 2004, the assets held by Indianapolis Life and managed by AmerUS Capital were comprised of the following:

			% of Total
Type of Security	Book Value(1)	Market Value	Market Value

Investment grade convertible bonds	$346,929,421	$353,628,189	61.2%
Investment grade U.S. corporate bonds	114,303,762	114,196,911	19.8%
Mortgage-backed securities	33,573,210	32,908,179	5.7%
Below investment grade U.S. corporate bonds	28,634,817	28,741,770	5.0%
U.S. Government bonds	48,407,711	47,753,641	8.3%

Total invested assets	$571,848,921	$577,228,690	100.0%

Accrued investment income		3,966,718

Total market value, including accrued investment income		$581,195,408

(1)	Book values are statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with Transamerica. We believe this presents a better understanding of potential future returns and cash flows under the contract.

      According to data provided to us by Transamerica, at June 30, 2004, the credit ratings of the assets (excluding accrued investment income) held by Indianapolis Life and managed by AmerUS Capital were approximately as follows:

			% of Total
Ratings(1)	Book Value(2)	Market Value	Market Value

AAA	$71,433,921	$69,684,497	12.1%
AA	54,472,328	54,473,408	9.4%
A	134,456,390	133,021,501	23.0%
BBB	282,851,465	291,307,513	50.5%
BB and below	28,634,817	28,741,770	5.0%

Total invested assets	$571,848,921	$577,228,690	100.0%

Accrued investment income		3,966,718

Total market value, including accrued investment income		$581,195,408

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on an equivalent rating assigned by the National Association of Insurance Commissioners.

(2)	Book values are statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with Transamerica. We believe this presents a better understanding of potential future returns and cash flows under the contract.

      According to data provided to us by Transamerica, at June 30, 2004, the maturity distribution of the assets held by Indianapolis Life and managed by AmerUS Capital was approximately as follows:

			% of Total
Maturity	Book Value(1)	Market Value	Book Value

Within one year	$30,259,026	$30,422,541	5.3%
From one to five years	93,733,447	95,601,604	16.6%
From six to ten years	104,036,754	102,464,138	17.7%
More than ten years	343,819,694	348,740,407	60.4%

Total all years	$571,848,921	$577,228,690	100.0%

(1)	Book values are statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with Transamerica. We believe this presents a better understanding of potential future returns and cash flows under the contract.

Other Annuity Reinsurance Contract

      At June 30, 2004, we had one other annuity reinsurance agreement. At June 30, 2004, the assets funding the policyholder obligations under this agreement had an average credit quality of “A” and an average duration of approximately 4.11 years, as compared with an average credit quality of “A” and an average duration of approximately 3.95 years at December 31, 2003.

      According to information provided by the ceding company under this annuity reinsurance contract, at June 30, 2004, the assets held and managed by this ceding company were comprised of the following:

			% of Total
Type of Security	Book Value(1)	Market Value	Market Value

Investment grade U.S. corporate bonds	$52,344,182	$54,122,135	85.7%
Mortgage-backed securities	6,144,752	6,527,172	10.3%
Government bonds	1,190,642	1,190,642	1.9%
Below investment grade bonds	1,372,174	1,341,474	2.1%

Total invested assets	$61,051,750	$63,181,423	100.0%

Accrued investment income		915,677

Total market value, including accrued investment income		$64,097,100

(1)	Book values are statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with the ceding company under the contract. We believe this presents a better understanding of potential future returns and cash flows under the contract.

      According to information provided by the ceding company under this annuity reinsurance agreement, at June 30, 2004, the credit ratings of the assets (excluding accrued investment income) held and managed by the ceding company were approximately as follows:

			% of Total
Ratings(1)	Book Value(2)	Market Value	Market Value

AAA	$3,308,302	$3,246,234	5.1%
AA	4,867,348	4,900,050	7.8%
A	19,704,318	20,608,645	32.6%
BBB	31,799,608	33,085,020	52.4%
BB and below	1,372,174	1,341,474	2.1%

Total invested assets	$61,051,750	$63,181,423	100.0%

Accrued investment income		915,677

Total market value, including accrued investment income		$64,097,100

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on an equivalent rating assigned by the National Association of Insurance Commissioners.

(2)	Book values are statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with the ceding company under the contract. We believe this presents a better understanding of potential future returns and cash flows under the contract.

      According to information provided by the ceding company under this annuity reinsurance agreement, at June 30, 2004, the maturity distribution of the assets held and managed by the ceding company was approximately as follows:

			% of Total
Maturity	Book Value(1)	Market Value	Book Value

Within one year	$7,513,589	$7,629,049	12.1%
From one to five years	26,342,945	27,898,655	44.1%
From six to ten years	18,457,615	18,772,627	29.7%
More than ten years	8,737,601	8,881,092	14.1%

Total all years	$61,051,750	$63,181,423	100.0%

(1)	Book values are those statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with the ceding company under the contract. We believe this presents a better understanding of potential future returns and cash flows under the contract.

Liquidity and Capital Resources

      Our liquidity and capital resources are a measure of our overall financial strength and our ability to generate cash flows from our operations to meet our operating and growth needs. Our principal sources of funds are premiums received, net investment income, proceeds from investments called, redeemed or sold and cash and short-term investments. Our principal obligations and uses of the funds are to post collateral for the statutory reserves ceded to us by U.S. based insurers and reinsurers, the payment of policy benefits, acquisition and operating expenses and the purchase of investments. In addition, under the current terms of the agreement in principle recently reached to settle a purported shareholder class action lawsuit pending against us and certain of our current and former directors and officers, our share of the settlement will be $2,500,000 in cash and an additional $2,500,000 payable, at our option, in cash or common shares.

      Under the terms of our reinsurance agreements, we are required to provide letters of credit or fund trust accounts with liquid assets to satisfy the collateral requirements of our ceding companies. At June 30, 2004 and December 31, 2003, letters of credit totaling $47,000,000 and $54,000,000, respectively, had been issued in the ordinary course of our business by our bankers in favor of certain ceding insurance companies (including our U.S. operating subsidiary) to provide security and meet regulatory requirements. At June 30, 2004 and December 31, 2003, cash and investments of approximately $58,000,000 and $56,000,000, respectively, were pledged as collateral for letters of credit. At June 30, 2004 and December 31, 2003, cash and investments of $29,000,000 and $96,000,000, respectively, were held in trust for the benefit of certain of our ceding insurance companies to provide security and to meet regulatory requirements.

      We have two reinsurance operating subsidiaries, the largest of which is based in and operates out of Bermuda. Our other reinsurance-operating subsidiary is based in and operates out of the United States. Our Bermuda operating subsidiary reinsures a large portion of the reinsurance business written by our U.S. operating subsidiary. The primary purpose of this reinsurance is to provide reinsurance capacity to our U.S. operating subsidiary so that it can compete in its market place. Our Bermuda operating subsidiary also has made capital infusions into the U.S. operating subsidiary to allow the U.S. company to maintain targeted statutory surplus levels and to provide cash and securities as collateral for the reinsurance cessions the U.S. operating subsidiary makes to the Bermuda operating company. At June 30, 2004, approximately $54,000,000 of our cash and cash equivalents and fixed income securities were held by the U.S. operating subsidiary and were not available to us or our Bermuda operating subsidiary to fund our liquidity or collateral needs.

      As of June 30, 2004, we did not meet the collateral requirements asserted by CIGNA. As of June 30, 2004, CIGNA was seeking $49 million of collateral in addition to the $11 million of collateral we had previously provided in the form of a fully collateralized letter of credit. On July 28, 2004, CIGNA made an $11 million draw on this letter of credit. We do not agree that the aggregate $60 million collateral requirement currently asserted by CIGNA is required to be posted and have not posted any additional collateral for this agreement. If CIGNA’s asserted collateral requirement is valid, we do not have sufficient available cash and investments to satisfy CIGNA’s request. We are attempting to restructure the reinsurance agreement or otherwise meet or reduce CIGNA’s request for collateral. If these negotiations are unsuccessful, CIGNA could initiate arbitration or litigation proceedings against us. The specific relief sought and the outcome of any proceedings that CIGNA could initiate cannot be determined at this time. If we do not prevail in any such arbitration or litigation proceedings, it would have a material adverse effect on our financial condition, and we may be required to liquidate our operations.

      The New York Stock Exchange suspended trading in our common shares prior to the market opening on Friday July 30, 2004, and has applied to the Securities and Exchange Commission to delist our common shares. The NYSE’s action was taken in view of the fact we had again fallen below the NYSE’s continued listing standards, as the average closing price of our common shares had been less than $1.00 over a consecutive 30-trading-day period. We were previously below this standard from April through October 2003. Our common shares are now being traded over the counter under the symbol ANNRF.pk. If we are unable to list our common shares for trading on any other national exchange or automated quotation system, it will adversely affect the public market for and liquidity of our common shares, and may adversely affect any capital raising or other strategic transactions we may choose to pursue in the future.

      As of June 30, 2004, we were involved in arbitration proceedings with Transamerica. The arbitration related to Transamerica’s allegation that, as of October 31, 2003, we owed $17.6 million under our annuity reinsurance agreement with them. On February 3, 2004, we paid Transamerica $12.6 million, representing the net amount we believed was due under the reinsurance agreement as of October 31, 2003 after deducting $5.0 million for investment related expenses that we believe was owed to us by Transamerica. Transamerica pursued arbitration with us, asserting that the $5.0 million offset was not justified and that we owed Transamerica the full $17.6 million plus interest. In addition, through October 31, 2003, we had received monthly settlement reports from Transamerica on a basis that we believe conformed with the reinsurance agreement between us. For the period subsequent to October 31, 2003, we had only received settlement reports from Transamerica prepared on a basis that Transamerica alleged was appropriate, but which we believed was not consistent with the reinsurance agreement. The principal difference related to how realized gains and losses related to the invested assets supporting the annuity obligations were settled between us. Transamerica had not provided us with realized gain and loss information on the basis we believed was appropriate. As a result, in preparing our financial statements, we adjusted the amounts reported to us by Transamerica in the monthly settlement reports for periods subsequent to October 31, 2003 to reflect what we believed was the appropriate treatment of realized capital gains and losses.

      On July 2, 2004, we and Transamerica agreed to settle all disputes relating to the arbitration proceedings between us. Pursuant to the terms of the settlement agreement, Transamerica agreed to calculate monthly settlements under our reinsurance agreement in a manner we believe is consistent with the original terms of the agreement. Transamerica also agreed to our $5.0 million offset of amounts owed to Transamerica at October 31, 2003. On July 8, 2004, we paid Transamerica approximately $8.7 million, representing amounts due under the reinsurance agreement as of April 30, 2004. Although we and Transamerica have agreed on a method for computing future monthly settlements under the reinsurance agreement, the potential for significant monthly settlement payments from us to Transamerica in future periods remains. The amount due from us under this agreement for the month ended May 31, 2004 is approximately $2.6 million.

      We continue to experience reduced cash flows due to the increased volatility of our annuity reinsurance agreements, lower cash flow levels resulting from our remaining reinsurance agreements and operating expenses, including increased professional and consulting fees relating to, among other things, pending legal proceedings that we are a party to, our analysis and pursuit of possible strategic alternatives that may be available to us and our continuing current and periodic reporting requirements under United States securities laws. As the result of the recapture or termination of many of our reinsurance agreements, our insurance in force during 2004 has decreased significantly as compared to prior periods. Our investment income has also declined during 2004, reflecting lower overall levels of invested assets in our general account, as well as a decreased asset base underlying our annuity reinsurance agreements. Consequently, our operating expenses as a percentage of our total revenue (excluding the net change in fair value of embedded derivatives) have also been increasing. If we are unable to generate sufficient revenue from our operations to satisfy our obligations, it would have a material adverse effect on our financial condition, and we may be required to liquidate our operations.

      For the six months ended June 30, 2004, we utilized $28,918,798 of our cash and equivalents to fund operating activities, as compared with using cash and equivalents of $86,149,537 from our operating activities for the six months ended June 30, 2003. The utilization of our cash and equivalents during the first six months of 2004 primarily reflects a $22,100,000 payment of unearned premiums associated with the recapture of our life reinsurance agreement with the Metropolitan Life Insurance Companies and the $12,600,000 payment to Transamerica.

      At June 30, 2004, our total capitalization, which consisted entirely of equity, was $127,064,506. During 2001, our Board of Directors approved a share repurchase program of up to an aggregate of $25,000,000 of our common shares from time to time in the future if market conditions so dictate. As of June 30, 2004, no shares had been repurchased under this program.

      We have no material commitments for capital expenditures as of June 30, 2004, but as noted above, we would not be able to meet the collateral requirements asserted by CIGNA if they were deemed valid. We plan to continue to receive premiums and pay claims under our remaining reinsurance treaties; however, we are not currently underwriting any new treaties or accepting any new business from our existing treaties. We are currently exploring whether we can, should or will begin selling new insurance and reinsurance products in the future, but we cannot assure you that we will be able to successfully develop, underwrite or market any products in the future.

      There can be no assurance that we will be able to improve our operations and liquidity. If we are unable to reposition our investment portfolio to achieve a substantially higher yield within our investment guidelines, obtain approval from the court and other parties of the agreement in principle reached in July 2004 to settle the pending purported shareholder class action lawsuit, experience improvement in the performance of our reinsurance agreement with Transamerica and restructure our reinsurance agreement with CIGNA, we may not be able to meet our future obligations. Our failure to achieve any one of the foregoing items could have a material adverse effect on our financial condition and results of operations.

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

Forward-Looking and Cautionary Statements

      This report, together with other statements and information we may provide, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for future operations and financing needs or plans, as well as assumptions relating to the foregoing. The words “expect,” “project,” “estimate,” “predict,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements include these expressions. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Factors that could materially and adversely affect our operations and financial condition and/or cause our actual results of operations or financial condition to differ from those expressed or implied in our forward-looking statements include, but are not necessarily limited to, our ability to meet the obligations associated with our current business and to fund our continuing operations; our ability to reduce or otherwise satisfy our collateral obligations; the outcome of pending legal proceedings involving us; our ability to obtain adequate financial ratings; the ability of our cedents to manage successfully assets they hold on our behalf; our success in managing our investments; our ability to list our common shares for trading on a national exchange or automated quotation system; changes in mortality, morbidity and claims experience; our ability to make accurate estimates and assumptions regarding future mortality, persistency, lapses, expenses and investment performance based upon historical results and information provided to us by our cedents; our ability to underwrite business; unanticipated withdrawal or surrender activity; changes in market conditions, including changes in interest rate levels; the competitive environment; the impact of recent and possible future terrorist attacks and the U.S. government’s response thereto; our ability to attract and retain clients; the loss of a key executive; regulatory changes (such as changes in U.S. tax law and insurance regulation that directly affect the competitive environment for our products); and a prolonged economic downturn. Investors are also directed to consider the risks and uncertainties discussed in other documents we have filed with the Securities and Exchange Commission, and in particular, our Annual Report on Form 10-K for the year ended December 31, 2003, as amended. We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf.

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

      As of the end of the period covered by this Form 10-Q, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Included in this evaluation were considerations of the points raised in KPMG’s letter and the Company’s response thereto. In particular, the Company has instituted a process requiring formal review of each entry in its general ledger relating to its Transamerica contract by both its Chief Executive Officer and Chief Financial Officer, and has modified its procedures to better document the completion of such reviews. The Company has also engaged an internationally recognized consulting firm to provide additional financial oversight to the Company regarding contracts effected by the implementation of SOP 03-1, as well as the Company’s accounting for certain embedded derivatives. These efforts are in addition to the process of reviewing, assessing, and formalizing the Company’s internal controls in light of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which the Company had commenced prior to the receipt of KPMG’s March 24, 2004 letter. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the points raised in KPMG’s letter were not indicative of a deficiency in the Company’s system of disclosure controls and procedures and that the Company’s disclosure controls and procedures were effective.

      Other than as described above, there have been no changes in the Company’s internal controls over financial reporting during the period ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

      On July 20, 2004, we announced that we had reached an agreement in principle with the plaintiffs to settle the purported shareholder class action lawsuit. The settlement is without any admission of liability or wrongdoing. We, along with our directors and officers’ liability carrier and another defendant, have agreed to pay an aggregate of $16.5 million. Our share of the settlement is $2.5 million in cash and an additional $2.5 million in common shares, although we have reserved the right to elect to pay this portion in cash. The settlement is subject to full documentation among the parties to the settlement, notice to the class, court approval and other steps required to consummate a class action settlement.

      As of June 30, 2004, we were involved in arbitration proceedings with Transamerica Occidental Life Insurance Company (“Transamerica”). The arbitration related to Transamerica’s allegation that, as of October 31, 2003, we owed $17.6 million under our annuity reinsurance agreement with them. On February 3, 2004, we paid Transamerica $12.6 million, representing the net amount we believed was due under the reinsurance agreement as of October 31, 2003 after deducting $5.0 million for investment related expenses that we believed was owed to us by Transamerica. Transamerica pursued arbitration with us, asserting that the $5.0 million offset was not justified and that we owed Transamerica the full $17.6 million plus interest. In addition, through October 31, 2003, we had received monthly settlement reports from Transamerica prepared on a basis that we believe conformed with the reinsurance agreement between us. For the period subsequent to October 31, 2003, we had only received settlement reports from Transamerica prepared on a basis that Transamerica alleged was appropriate, but which we believed was not consistent with the reinsurance agreement. The principal difference related to how realized gains and losses related to the invested assets supporting the annuity obligations were settled between us. Transamerica had not provided us with realized gain and loss information on the basis we believed was appropriate. As a result, in preparing our financial statements, we adjusted the amounts reported to us by Transamerica in the monthly settlement reports for periods subsequent to October 31, 2003 to reflect what we believed was the appropriate treatment of realized capital gains and losses.

      On July 2, 2004, we and Transamerica agreed to settle all disputes relating to the arbitration proceedings between us. Pursuant to the terms of the settlement agreement, Transamerica agreed to calculate monthly settlements under the reinsurance agreement in a manner we believe is consistent with the original terms of the agreement. Transamerica also agreed to our $5.0 million offset of amounts owed to Transamerica at October 31, 2003. On July 8, 2004, we paid Transamerica approximately $8.7 million, representing amounts due under the reinsurance agreement as of April 30, 2004. Although we and Transamerica have agreed on a method for computing future monthly settlements under the reinsurance agreement, the potential for significant monthly settlement payments from us to Transamerica in future periods remains.

      On October 8, 2003, we were served with a statutory demand for $640,000 from Imagine Group Holdings Limited (“Imagine”), a Bermuda based reinsurance company, which was subsequently withdrawn. Imagine has since instituted a civil proceeding in the Bermuda Supreme Court against us, alleging that we are obligated to reimburse it for $640,000 of expenses it incurred in connection with a proposed December 2002 capital raising transaction that was not consummated. On March 11, 2004, we filed an amended defense with the court to which Imagine responded on April 26, 2004. We do not believe that Imagine is entitled to reimbursement of these expenses under the applicable agreement and intend to defend ourselves against Imagine Re’s claims.

      There are no other material arbitration or other legal proceedings currently in process in which we are involved.

Item 2.	Changes in Securities, Use of Proceeds and Issuer, Purchases of Equity Securities

      The following table summarizes our equity security repurchases during the three months ended June 30, 2004:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs(1)

April 1 — April 30, 2004	—	—	—	$25,000,000
May 1 — May 31, 2004	—	—	—	$25,000,000
June 1 — June 30, 2004	—	—	—	$25,000,000
Total	—	—	—	$25,000,000

(1)	During 2001, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $25,000,000 of its common shares in the future if market conditions so dictate. As of June 30, 2004, no shares had been repurchased under the program.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits —

10.1	Amendment to Amended and Restated Initial Stock Option Plan.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.
32.1	Section 1350 Certification of the Company’s Chief Executive Officer.
32.2	Section 1350 Certification of the Company’s Chief Financial Officer.

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

      Current Report dated May 17, 2004 was furnished to the Commission on May 18, 2004 reporting “Results of Operations and Financial Condition” under Item 12.

      Current Report dated June 9, 2004 was filed with the Commission on June 9, 2004 reporting “Other Events” under Item 5.

      Current Report dated July 27, 2004 was filed with the Commission on July 27, 2004 reporting “Other Events” under Item 5.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

/s/ JOHN F. BURKE

Name: John F. Burke
Title: Chief Executive Officer

Date: August 5, 2004

/s/ JOHN W. LOCKWOOD

Name: John W. Lockwood
Title: Chief Financial Officer

Date: August 5, 2004

EXHIBIT INDEX

10.1	Amendment to Amended and Restated Initial Stock Option Plan.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.
32.1	Section 1350 Certification of the Company’s Chief Executive Officer.
32.2	Section 1350 Certification of the Company’s Chief Financial Officer.