Form 10-Q
period 2004-09-30
ANNUITY & LIFE RE (HOLDINGS), LTD.
filed 2004-11-08
CIK 1051628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number 1-16561

ANNUITY AND LIFE RE (HOLDINGS), LTD.

(Exact Name of Registrant as Specified in Its Charter)

Bermuda	66-0619270
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

Cumberland House, 1 Victoria Street, Hamilton, Bermuda	HM11
(Address of Principal Executive Offices)	(Zip Code)

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

     The number of the registrant’s Common Shares (par value $1.00 per share) outstanding as of November 5, 2004 was 26,338,528.

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and cash equivalents	$56,933,773	$80,068,310
Fixed maturity investments at fair value (amortized cost of $81,880,490 and $115,594,199 at September 30, 2004 and December 31, 2003)	83,287,548	117,812,445
Funds withheld at interest	596,544,390	667,824,819
Accrued investment income	1,033,470	1,491,170
Receivable for reinsurance ceded	82,627,663	88,480,172
Other reinsurance receivables	3,656,664	4,580,745
Deferred policy acquisition costs	95,787,457	68,942,628
Other assets	752,990	682,050

Total Assets	$920,623,955	$1,029,882,339

Liabilities
Reserves for future policy benefits	$151,673,217	$161,105,541
Interest sensitive contracts liability	621,979,101	670,717,546
Other reinsurance liabilities	15,381,098	55,826,940
Accounts payable and accrued expenses	5,519,109	7,059,733

Total Liabilities	794,552,525	894,709,760

Stockholders’ Equity
Preferred shares (par value $1.00; 50,000,000 shares authorized; no shares outstanding)	—	—
Common shares (par value $1.00; 100,000,000 shares authorized; 26,395,928 and 26,454,195 shares outstanding at September 30, 2004 and December 31, 2003)	26,395,928	26,454,195
Additional paid-in capital	334,041,944	334,418,029
Stock warrants	1,350,000	1,250,000
Unamortized stock-based compensation	(781,376)	(1,509,022)
Accumulated other comprehensive income	1,038,094	1,840,849
Accumulated deficit	(235,973,160)	(227,281,472)

Total Stockholders’ Equity	126,071,430	135,172,579

Total Liabilities and Stockholders’ Equity	$920,623,955	$1,029,882,339

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in U.S. dollars)

			For the Nine Months Ended
	For the Three Months Ended September 30,		September 30,
	2004	2003	2004	2003
Revenues
Net premiums	$9,906,337	$28,657,263	$34,565,859	$148,586,899
Investment income, net of related expenses	4,780,211	16,250,225	17,875,012	30,143,651
Net realized investment (losses) gains	(84,868)	(52,025)	456,172	6,508,019
Net change in fair value of embedded derivatives	565,939	2,808,427	1,692,113	14,845,749
Surrender fees and other revenues	1,024,405	1,667,997	3,609,905	6,061,022

Total Revenues	16,192,024	49,331,887	58,199,061	206,145,340

Benefits and Expenses
Claim and policy benefits	5,669,394	19,075,004	24,683,101	178,589,650
Interest credited to interest sensitive products	5,513,653	7,642,151	10,865,545	16,731,452
Policy acquisition costs and other insurance expenses	5,693,745	22,796,448	18,529,269	119,928,722
Operating expenses	2,410,937	3,605,189	12,446,874	15,873,678

Total Benefits and Expenses	19,287,729	53,118,792	66,524,789	331,123,502

Loss before cumulative effect of a change in accounting principle (Note 5)	(3,095,705)	(3,786,905)	(8,325,728)	(124,978,162)
Cumulative effect of a change in accounting principle	—	—	(365,960)	—

Net Loss	$(3,095,705)	$(3,786,905)	$(8,691,688)	$(124,978,162)

Loss per common share before cumulative effect of a change in accounting principle per common share
Basic	$(0.12)	$(0.15)	$(0.32)	$(4.83)
Diluted	$(0.12)	$(0.15)	$(0.32)	$(4.83)
Cumulative effect of a change in accounting principle per common share
Basic	$—	$—	$(0.01)	$—
Diluted	$—	$—	$(0.01)	$—
Net loss per common share
Basic	$(0.12)	$(0.15)	$(0.33)	$(4.83)
Diluted	$(0.12)	$(0.15)	$(0.33)	$(4.83)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in U.S. dollars)

	For the Three Months Ended
	September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss for the period	$(3,095,705)	$(3,786,905)	$(8,691,688)	$(124,978,162)
Other comprehensive loss:
Unrealized holding gains (loss) on securities arising during the period	1,722,029	(482,029)	(346,583)	2,556,717
Less reclassification adjustment for realized (loss) gains in net loss	(84,868)	(52,025)	456,172	6,508,019

Other comprehensive loss	$1,806,897	$(430,004)	$(802,755)	$(3,951,302)

Total comprehensive loss	$(1,288,808)	$(4,216,909)	$(9,494,443)	$(128,929,464)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and in U.S. dollars)

	For the Nine Months Ended September 30,
	2004	2003
Preferred shares par value $1.00
Balance at beginning and end of period	$—	$—

Common shares par value $1.00
Balance at beginning of period	$26,454,195	$26,106,328
Issuance of shares	—	575,000
(Cancellation) of shares	(58,267)	(207,600)

Balance at end of period	$26,395,928	$26,473,728

Additional paid-in capital
Balance at beginning of period	$334,418,029	$335,334,932
Issuance of shares	15,000	353,250
(Cancellation) of shares	(391,085)	(1,206,572)

Balance at end of period	$334,041,944	$334,481,610

Notes receivable from stock sales
Balance at beginning of period	$—	$(1,626,493)
Repayments	—	1,250,000
Interest collected on notes receivable	—	420,491
Accrued interest during period	—	(43,998)

Balance at end of period	$—	$—

Unamortized stock based compensation
Balance at beginning of period	$(1,509,022)	$(2,514,693)
(Issuance) of stock based compensation	—	(928,250)
Cancellation of stock based compensation	449,352	1,414,172
Amortization of stock based compensation	278,294	295,786

Balance at end of period	$(781,376)	$(1,732,985)

Stock Warrants
Balance at beginning of period	$1,250,000	$—
Issuance of warrants	100,000	1,250,000

Balance at end of period	$1,350,000	$1,250,000

Accumulated other comprehensive income
Balance at beginning of period	$1,840,849	$6,162,525
Net unrealized (losses) on securities	(802,755)	(3,951,302)

Balance at end of period	$1,038,094	$2,211,223

Accumulated Deficit
Balance at beginning of period	$(227,281,472)	$(95,125,888)
Net loss	(8,691,688)	(124,978,162)

Balance at end of period	$(235,973,160)	$(220,104,050)

Total Stockholders’ Equity	$126,071,430	$142,579,526

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in U.S. dollars)

	For the Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net loss	$(8,691,688)	$(124,978,162)
Adjustments to reconcile net (loss) to cash used by operating activities:
Net realized investment (gains)	(456,172)	(6,508,019)
Net change in fair value of embedded derivatives	(1,692,113)	(14,845,749)
Amortization of stock based compensation	278,294	295,786
Stock warrants expense	100,000	1,250,000
Cumulative effect of a change in accounting principle	365,960	—
Changes in:
Accrued investment income	457,700	1,057,414
Deferred policy acquisition costs	9,309,181	113,069,242
Other reinsurance receivables	6,776,590	22,412,502
Other assets	(70,940)	1,543,664
Reserves for future policy benefits	(7,553,564)	(82,228,475)
Interest sensitive contracts, net of funds withheld	(14,164,633)	8,020,675
Other reinsurance liabilities	(40,445,842)	(13,126,127)
Accounts payable	(1,540,624)	(3,822,299)

Net cash used by operating activities	(57,327,851)	(97,859,548)

Cash flows from investing activities
Proceeds from sales and maturity of fixed maturity investments	53,741,511	329,135,148
Purchase of fixed maturity investments	(19,548,197)	(271,973,762)

Net cash provided by investing activities	34,193,314	57,161,386

Cash flows from financing activities
Interest accrued on notes receivable	—	(43,998)
Interest collected on notes receivable	—	420,491
Repayments of notes receivable	—	1,250,000

Net cash provided by financing activities	—	1,626,493

Decrease in cash and cash equivalents	(23,134,537)	(39,071,669)
Cash and cash equivalents, beginning of period	80,068,310	152,930,908

Cash and cash equivalents, end of period	$56,933,773	$113,859,239

Non-Cash disclosures: amounts recorded in connection with the cumulative effect of a change in accounting principle
Deferred policy acquisition costs	$(36,154,010)	$—
Reserves for future policy benefits	(1,878,760)	—
Interest sensitive contracts, net of funds withheld	38,398,730	—

Cumulative effect of a change in accounting principle	$365,960	$—

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

2. Going Concern Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended December 31, 2003, as amended. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2003. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred significant operating losses during the last three fiscal years and has reduced its operations significantly through the novation, termination and recapture of many of its life and annuity reinsurance agreements. The Company plans to continue to receive premiums and pay claims under its remaining reinsurance treaties; however, it is not currently underwriting any new treaties or accepting any new business from its existing treaties. In addition, the Company continues to use substantial amounts of cash to fund its operations, primarily due to significant cash outlays required under its annuity reinsurance agreement with Transamerica Occidental Life Insurance Company (“Transamerica”). While the Company’s management believes that it has sufficient cash available to support its anticipated cash needs for the next twelve months, if the Company is not able to reduce its operating expenses and negotiate the recapture or termination of its agreement with Transamerica, the Company’s cash position will continue to deteriorate.

     A large portion of the Company’s cash and investments is posted as collateral and therefore cannot be used to fund its operations. The Company is required to post collateral for the statutory reserves ceded to it by U.S. based insurers and reinsurers. As of September 30, 2004, after giving effect to the recapture of the Company’s only remaining guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) reinsurance agreement with Connecticut General Life

Insurance Company (“CIGNA”), the Company had satisfied the collateral requirements of all of its ceding companies. A summary of the assets pledged as collateral and security as of September 30, 2004 and December 31, 2003, respectively, is as follows:

	September 30, 2004	December 31, 2003
Cash and investments pledged as security for the letters of credit	$47,400,000	$56,000,000
Cash and investments held in trust for the benefit of ceding companies	$29,500,000	$96,000,000
Cash and investments of US subsidiary unavailable for liquidity or collateral needs of Bermuda subsidiary	$51,400,000	$49,000,000

     The Company is exploring strategic alternatives, including, but not limited to, a merger, sale, joint venture or other comparable transaction, none of which may be available to the Company, or which may only be available on unfavorable terms. There can be no assurance that the Company will be able to improve its results of operations, financial condition or liquidity. If the Company is unsuccessful in reducing its operating costs, negotiating the recapture or termination of the Transamerica agreement, or pursuing a strategic alternative on favorable terms, the Company likely will continue to experience negative cash flows and may be required to wind up its operations, sell its assets, restructure its business, or liquidate. These factors, and the contingencies described in Note 9, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3. Loss per Common Share

     The following table sets forth the computation of basic and diluted loss per common share for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Loss before cumulative effect of a change in accounting principle	$(3,095,705)	$(3,786,905)	$(8,325,728)	$(124,978,162)
Cumulative effect of a change in accounting principle (Note 5)	—	—	(365,960)	—

Net loss	$(3,095,705)	$(3,786,905)	$(8,691,688)	$(124,978,162)

Basic:
Weighted average number of common shares outstanding	25,945,328	25,893,861	25,856,995	25,848,999
Net loss per share before cumulative effect of a change in accounting principle	$(0.12)	$(0.15)	$(0.32)	$(4.83)
Cumulative effect of a change in accounting principle per common share	$—	$—	$(0.01)	$—

Net loss per common share	$(0.12)	$(0.15)	$(0.33)	$(4.83)

Diluted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average number of common shares outstanding	25,945,328	25,893,861	25,856,995	25,848,999
Net loss per share before cumulative effect of a change in accounting principle	$(0.12)	$(0.15)	$(0.32)	$(4.83)
Cumulative effect of a change in accounting principle per common share	$—	$—	$(0.01)	$—

Net loss per common share	$(0.12)	$(0.15)	$(0.33)	$(4.83)

     The calculation of the diluted loss per common share does not include the incremental number of shares from the assumed exercise of options and warrants, or the vesting of unvested restricted stock grants. At September 30, 2004, 5,690,032 warrants, 745,702 options, and 434,767 shares of restricted stock were outstanding. The inclusion of these potential common shares would be considered antidilutive due to the decrease in loss per common share resulting from the conversion, exercise, or contingent issuance of these securities.

     The following table sets forth the pro forma computation of basic and diluted loss per common share after accounting for stock option grants made prior to the Company’s January 1, 2003 adoption of the prospective method described in Statement of Financial Accounting Standards (“SFAS”) No. 148 for the three month and nine month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss – as reported	$(3,095,705)	$(3,786,905)	$(8,691,688)	$(124,978,162)
Pro forma effect on net (loss) of applying fair value accounting to pre January 1, 2003 option grants	(144,295)	(345,248)	(508,773)	(1,440,849)

Net loss – pro forma	$(3,240,000)	$(4,132,153)	$(9,200,461)	$(126,419,011)

Loss per common share as reported:
Basic	$(0.12)	$(0.15)	$(0.33)	$(4.83)
Diluted	$(0.12)	$(0.15)	$(0.33)	$(4.83)
Pro forma effect on net loss per common share of applying fair value accounting to pre January 1, 2003 option grants:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.06)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.06)
Pro forma loss per common share:
Basic	$(0.13)	$(0.16)	$(0.35)	$(4.89)
Diluted	$(0.13)	$(0.16)	$(0.35)	$(4.89)

     4. Business Segments

     The Company separately tracks financial results of the Company’s life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in all products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk, including those products that provide minimum guarantees on variable annuity products. In addition, since January 1, 2001, certain of the Company’s modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under SFAS 133 — Accounting for Derivative Instruments and Hedging Activities. The change in the fair value of these embedded derivatives is included in the annuity segment.

     Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in the Company’s portfolio and investment income on undeployed invested assets. Operating expenses are allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to the segment. Costs associated with the Company’s efforts to raise capital and pursue other strategic alternatives and anticipated costs of settling the shareholder class action lawsuit have been completely allocated to the corporate segment. The following table displays several key measurements for each of the Company’s business segments:

Three Months Ended	Life	Annuity
September 30, 2004	Reinsurance	Reinsurance	Corporate	Consolidated
Revenues	$10,620,367	$5,026,576	$545,081	$16,192,024
Benefits and Expenses	8,016,909	9,781,795	1,489,025	19,287,729

Segment Income (Loss)	$2,603,458	$(4,755,219)	$(943,944)	$(3,095,705)

Total Assets	$197,754,315	$642,979,101	$79,890,539	$920,623,955

Three Months Ended	Life	Annuity
September 30, 2003	Reinsurance	Reinsurance	Corporate	Consolidated
Revenues	$30,013,563	$19,107,200	$211,124	$49,331,887
Benefits and Expenses	29,434,795	22,548,719	1,135,278	53,118,792

Segment Income (Loss)	$578,768	$(3,441,519)	$(924,154)	$(3,786,905)

Total Assets	$273,604,371	$730,598,264	$77,216,650	$1,081,419,285

Nine Months Ended	Life	Annuity
September 30, 2004	Reinsurance	Reinsurance	Corporate	Consolidated
Revenues	$35,750,909	$19,948,919	$2,499,233	$58,199,061
Benefits and Expenses	32,238,504	24,584,137	9,702,148	66,524,789

Segment Income (Loss) before cumulative effect of a change in accounting principle	$3,512,405	$(4,635,218)	$(7,202,915)	$(8,325,728)

Cumulative effect of a change in accounting principle	$—	$(365,960)	$—	$(365,960)

Nine Months Ended	Life	Annuity
September 30, 2004	Reinsurance	Reinsurance	Corporate	Consolidated
Segment Income (Loss)	$3,512,405	$(5,001,178)	$(7,202,915)	$(8,691,688)

Total Assets	$197,754,315	$642,979,101	$79,890,539	$920,623,955

Nine Months Ended	Life	Annuity
September 30, 2003	Reinsurance	Reinsurance	Corporate	Consolidated
Revenues	$147,690,979	$50,977,130	$7,477,231	$206,145,340
Benefits and Expenses	231,596,707	95,353,065	4,173,730	331,123,502

Segment (Loss) Income	$(83,905,728)	$(44,375,935)	$3,303,501	$(124,978,162)

Total Assets	$273,604,371	$730,598,264	$77,216,650	$1,081,419,285

5. Accounting Standards

Emerging Issues Task Force

     The Emerging Issues Task Force of the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” in late 2003. It contains two aspects that impact the Company. Firstly, it provides details regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These disclosures were effective in annual financial statements for fiscal years ended after December 15, 2003 and, accordingly, were provided in the Company’s financial statements for the year ended December 31, 2003. Secondly, it provides additional guidance for evaluating whether an investment is other-than-temporarily impaired. This guidance was scheduled to be effective for reporting periods beginning after June 30, 2004. However, the FASB has since determined that a delay in the effective date of these provisions was necessary until it can issue additional guidance on the application of EITF Issue No. 03-1. The Company will assess whether this guidance will have a material impact on the Company’s results of operations or financial condition once it is released.

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

     On January 1, 2004, the Company adopted this new accounting standard. At that time, the Company had a combined GMDB/GMIB contract with CIGNA and an annuity reinsurance agreement with Transamerica that were both affected by the adoption of the new SOP. The CIGNA contract has since been recaptured, although the Transamerica agreement remains in place. The cumulative effect of the change in accounting principle was a net loss of $365,960. As a result of adopting the SOP, the amount of reserves carried for the Company’s GMDB/GMIB reinsurance agreement with CIGNA was reduced by $1,878,760, favorably impacting the Company’s reported net income. Also as a result of the SOP, the Company increased its reserves for interest sensitive contracts liability for its Transamerica contract by $38,398,730 to $611,486,170, and increased its deferred policy acquisition costs for that contract by $36,154,010 to $65,907,500. The impact of the adoption of the SOP on the Company’s accounting for the Transamerica annuity reinsurance agreement was a net charge to income of $2,244,720. While this new SOP does not change management’s view of the profitability of the Transamerica agreement over the long term, the Company does anticipate that this new standard will increase the volatility of its income for this agreement on a quarterly basis.

     The Company’s annuity reinsurance agreement with Transamerica, which is one of the Company’s two remaining annuity reinsurance agreements, contains minimum interest guarantee provisions that take effect when the policyholder dies, annuitizes or surrenders their policy. During the nine months ending September 30, 2004 and 2003, the Company paid approximately $8.1 million and $13.0 million, respectively, for lifetime minimum interest guarantees. The following table summarizes key information about the Company’s exposure to minimum interest guarantees.

Risk Information	Amount
Account Value	$556,780,879
Minimum Guarantee	70,429,357
Market Value Adjustment	(5,231,135)

Interest Sensitive Contracts Liability	$621,979,101

Weighted Average Attained Age of Policyholders	74 years

     The Company’s two remaining annuity reinsurance agreements are modified coinsurance agreements. As a result, the invested assets funding the Company’s annuity obligations are held and managed by the insurer issuing the underlying policies. The assets funding the Company’s annuity obligations under those agreements are described in the following table:

		% of Total
Type of Security	Market Value	Market Value
Investment grade convertible bonds	$330,483,850	53.9%
Investment grade U.S. corporate bonds	168,047,687	27.4%
U.S. Government bonds	49,056,871	8.0%
Mortgage-backed securities	36,940,135	6.0%
Below investment grade U.S. corporate bonds	28,756,244	4.7%

Total invested assets	613,284,787	100.0%

Accrued investment income	4,916,273

Total market value, including accrued investment income	$618,201,060

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

     On December 31, 2002, the Company entered into a transaction with XL Life Ltd (“XL Life”), a subsidiary of XL Capital, pursuant to which the Company transferred certain blocks of life reinsurance business to XL Life. Under the agreement with XL Life, the Company novated five blocks of life reinsurance business to XL Life, which in turn entered into a 50% quota share reinsurance agreement with the Company with respect to four of those blocks of business. The Company has also historically been a party to various insurance and reinsurance relationships with XL Life and its affiliates, including an excess of loss reinsurance policy related to minimum interest guarantee payments under the Company’s annuity reinsurance agreement with Transamerica. The Company and XL Life and its affiliate agreed to mutually discharge their respective rights and obligations under all of the parties’ insurance and reinsurance relationships in a comprehensive settlement effective as of July 1, 2003. Under the terms of the comprehensive settlement, the Company paid $6.0 million to XL Life and was released from any and all obligations to XL Life and its affiliate under all of the insurance and reinsurance agreements among the parties. As part of the comprehensive settlement, the Company was obligated to pay an additional $2.0 million to XL Life if prior to June 30, 2004 the Company’s stock traded above $2.00 per share for a period of 20 out of any 30 consecutive trading days and the Company raised an aggregate $35.0 million of equity or debt. Because these two events did not occur prior to June 30, 2004, the Company was not required to make any such payment to XL Life and is no longer obligated to do so.

Indemnification Advances

     In accordance with the Company’s Amended and Restated Bye-laws, the Company indemnifies its officers and directors to the fullest extent permissible under Bermuda law. Pursuant to the Bye-laws, the Company will make advances for payment of the expenses incurred in connection with defending any action for which indemnification has properly been sought. In connection with a purported shareholder class action lawsuit (as discussed in Note 9) filed against the Company and certain of its current and former officers and directors, the Company had, as of September 30, 2004, made advances of approximately $140,000 and $53,000 to John F. Burke, its Chief Executive Officer and a director, and Frederick S. Hammer, the non-executive Chairman of its Board of Directors, respectively, for payment of their expenses related to defending this lawsuit. Advances to Mr. Burke during the nine months ended September 30, 2004 were approximately $37,000. Advances to Mr. Hammer during the nine months ended September 30, 2004 were approximately $4,000. There were no advances for legal defense costs paid during the three months ended September 30, 2004 to either Mr. Burke or Mr. Hammer.

7. Restricted Stock

     In 2002, the Board of Directors adopted a Restricted Stock Plan under which it may grant common shares to key employees. The aggregate number of common shares that may be granted under the Restricted Stock Plan is 1,200,000, and the Compensation Committee of the Board of Directors administers the plan. Since the inception of the plan, the Company has issued 976,000 shares of restricted stock under the plan. As a result of certain employees terminating their employment with the Company, 227,133 shares of restricted stock were cancelled in 2003 and 58,267 shares of restricted stock were cancelled in the first three quarters of 2004. The following table summarizes the vesting schedule for the shares of restricted stock issued to current employees and outstanding as of September 30, 2004:

	Employee
	Shares
	Outstanding at	Shares Vested	Shares	Shares	Shares
	September 30,	at September	Vesting in	Vesting in	Vesting in
Grant Date	2004	30, 2004	2004	2005	2006
February 13, 2002	53,100	—	—	53,100	—
September 30, 2002	95,000	63,333	—	31,667	—
February 28, 2003	200,000	66,666	—	66,667	66,667
June 25, 2003	325,000	108,334	—	108,333	108,333

Total	673,100	238,333	—	259,767	175,000

     The fair value as determined at the date of grant of the restricted stock awards that were outstanding on September 30, 2004 was approximately $1,850,000 and is reflected in the Company’s balance sheet as common shares and additional paid-in-capital. The fair value of the outstanding restricted stock is being amortized on a straight-line basis over the three-year vesting period. Based on the vesting of the restricted stock, and offset partially by cancellations of restricted stock, approximately $216,000 was expensed in the nine months ended September 30, 2004. The unamortized balance of outstanding restricted stock is reflected in the balance sheet as a component of unamortized stock-based compensation and was approximately $600,000 at September 30, 2004.

8. Vulnerability Due to Concentrations

     The Company has a significant deferred annuity reinsurance agreement with Transamerica. Due to the size of this agreement, there is a material concentration of net investment income, interest credited to interest sensitive products, funds withheld at interest, deferred policy acquisition costs and interest sensitive contract liabilities.

     At September 30, 2004 and December 31, 2003, approximately $537 million and $604 million, respectively, of the Company’s funds withheld at interest receivable and $560 million and $602 million, respectively, of the Company’s interest sensitive contracts liability related to its reinsurance agreement with Transamerica. Also, at September 30, 2004 and December 31, 2003, approximately $63 million and $33 million, respectively, of the deferred policy acquisition costs asset related to its reinsurance agreement with Transamerica. The reinsurance agreement is a modified coinsurance retrocessional agreement covering policies issued by Indianapolis Life Insurance Company (“Indianapolis Life”). Transamerica’s agreement with Indianapolis Life is also structured on a modified coinsurance basis, thus Indianapolis Life maintains ownership and control of the assets supporting the Company’s obligations to Transamerica. At September 30, 2004, Transamerica had financial strength or claims paying ratings of A+, AA, Aa3 and AA+ (with a negative outlook) from A.M. Best, Standard & Poor’s, Moody’s Ratings and Fitch Ratings, respectively. Indianapolis Life had financial strength or claims paying ratings of A by A.M. Best, A3 by Moody’s Ratings, and A+ from Standard & Poor’s at September 30, 2004.

     During the nine months ended September 30, 2004 and 2003, the Company recorded approximately $8.1 million and $13.0 million, respectively, of minimum interest guarantee payments in connection with the Transamerica annuity reinsurance agreement. The amount of deferred acquisition costs recorded as an asset on the Company’s balance sheet related to the Transamerica agreement is based on a series of assumptions related to the investment performance of the assets supporting its liabilities under the agreement, as well as future lapse rates for the underlying policies. These assumed lapse rates include assumptions regarding future full surrenders, partial withdrawals, annuitizations and policyholder deaths. These assumptions have a direct impact on the amount of expected future minimum interest guarantee payments and on the Company’s estimated expected gross profits on the agreement and, therefore, on the recoverability of the deferred acquisition costs carried on its balance sheet. The Company believes that the assumptions related to investment performance and lapse rates are reasonable. However, there may be differences between the Company’s assumptions and the actual events and circumstances that occur in the future, and those differences could be material. If actual results are materially different from the Company’s assumptions, the Company could be required to write off additional deferred acquisition costs, which would have a significant adverse impact on the Company’s net income in future periods.

     As a result of the recapture or termination of many of the Company’s reinsurance agreements, certain of the Company’s remaining agreements, which previously did not represent a significant percentage of the Company’s business, have become more prominent. For the three and nine months ended September 30, 2004, the Company recorded income of approximately $2.1 million and $3.3 million, respectively, related to its life reinsurance agreement with ERC Life. Premiums associated with this agreement for the three and nine months ended September 30, 2004 were approximately $4.5 million and $13.4 million, respectively. For the three and nine months ended September 30, 2004, the Company recorded losses of approximately $0.7 million and $1.2 million, respectively, related to its life reinsurance agreement with Fidelity & Guarantee Life. Premiums associated with this agreement for the three and nine months ended September 30, 2004 were approximately $0.5 million and $6.6 million, respectively. For the three and nine months ended September 30, 2004, the Company recorded losses of approximately

$0.7 million and $2.6 million, respectively, related to its life reinsurance agreement with National States Life. Premiums associated with this agreement for the three and nine months ended September 30, 2004 were approximately $2.8 million and $8.3 million, respectively.

     The Company’s United States domiciled operating subsidiary, Annuity and Life Reassurance America, was purchased from a subsidiary of SwissRe on June 1, 2000. Immediately prior to the acquisition, 100% of Annuity and Life Reassurance America’s life and annuity policies were reinsured with Reassure America Life Insurance Company (“Reassure”), a subsidiary of SwissRe, under an indemnity co-insurance agreement. Following the acquisition, the policies continue to be 100% reinsured with Reassure; however, Annuity and Life Reassurance America remains the primary carrier. Reassure is required to indemnify Annuity and Life Reassurance America for any losses associated with these policies. Reserves ceded under the reinsurance agreement with Reassure amounted to approximately $82.4 million and $88.2 million at September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004, Reassure was rated A+ (g) (superior) by A.M. Best.

9. Contingencies

     On July 28, 2004, CIGNA, the ceding company under the Company’s only remaining GMDB/GMIB reinsurance agreement, drew $11 million on a letter of credit that had been issued for CIGNA’s benefit. As of June 30, 2004, CIGNA was seeking $49 million of collateral in addition to the $11 million of collateral the Company had previously provided in the form of a fully collateralized letter of credit. The Company did not agree that the aggregate $60 million collateral requirement asserted by CIGNA was required to be posted and did not post any additional collateral for this agreement. On October 26, 2004, Annuity and Life Reassurance, Ltd., a wholly owned subsidiary of the Company, entered into a Commutation and Release Agreement with CIGNA providing for the recapture by CIGNA of the GMDB/GMIB agreement. The Commutation and Release Agreement also provides for a mutual release by each of the parties of all past, present and future claims under the GMDB/GMIB agreement, including all obligations for claims and premiums that had accrued under the agreement since July 1, 2004. The parties also agreed to a mutual release of all claims under the letter of credit, and that CIGNA will retain the $11 million it previously drew under the letter of credit. In addition, the Company issued CIGNA a warrant dated as of September 30, 2004 to acquire one million of its common shares at an exercise price of $1.00 per share. The warrant expires on September 30, 2014.

     After giving effect to the Commutation and Release Agreement with CIGNA, as of September 30, 2004, the Company had satisfied the collateral requirements of all of its ceding companies.

     On and since December 4, 2002, certain of the Company’s shareholders, seeking to act as class representatives, filed lawsuits against the Company and certain of its present and former officers and directors in the United States District Court for the District of Connecticut seeking unspecified monetary damages. The plaintiffs claim that the defendants violated certain provisions of the United States securities laws by making various alleged material misstatements and omissions in public filings and press releases. The plaintiffs filed a single consolidated amended complaint in July 2003, adding as defendants XL Capital Ltd and two additional directors. On October 1, 2003, the Company answered the amended and consolidated complaint and denied liability on the claims the plaintiffs have asserted. In January 2004, the court ordered that a related action that the plaintiffs filed against the KPMG LLP (United States) and KPMG in Bermuda be consolidated with the action against the Company. In February 2004, the court denied certain individual defendants’ motions to dismiss the action. In March 2004, the court denied motions to dismiss filed by certain other individual defendants and XL Capital Ltd. Also in March 2004, KPMG LLP (United States) and KPMG in Bermuda filed motions to dismiss the action. The court has not yet ruled on KPMG LLP’s (United States), KPMG in Bermuda’s and one individual defendant’s respective motions to dismiss. The individual defendant’s motion to dismiss will become moot if the settlement discussed below is consummated.

     On July 20, 2004, the Company announced that it had reached an agreement in principle with the plaintiffs, subject to full documentation by the parties to the settlement, notice to the class, court approval and other steps required to consummate a class action settlement, to settle the lawsuit. In August 2004, the parties to the settlement executed and filed a Stipulation setting forth their settlement agreement, and sought court approval. The parties to the settlement are the plaintiffs and the class (which consists, subject to certain exclusions, of persons who purchased the Company’s common shares between March 15, 2000 and November 19, 2002), the Company, all individual defendants and XL Capital, Ltd. The settlement is without any admission of liability or wrongdoing. The Company, along with its directors and officers’ liability carrier, and XL Capital, Ltd. have agreed to pay an aggregate of $16.5 million. The Company’s share of the settlement is $2.5 million in cash, which it paid into escrow in August 2004, and an additional $2.5 million in common shares (subject to a cap of 19.9% of the Company’s outstanding shares), although the Company has reserved the right to elect to pay this portion in cash.

     In October 2004, the court ordered that notice of the settlement be given to class members, set deadlines for class members to exclude themselves from the class or file objections to the settlement, and scheduled a Settlement Fairness Hearing for January 2005. The settlement cannot be consummated until and unless the court approves it.

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

     As of June 30, 2004, the Company was involved in arbitration proceedings with Transamerica. The arbitration related to Transamerica’s allegation that the Company, as of October 31, 2003, owed $17.6 million under its annuity reinsurance agreement with Transamerica. On February 3, 2004, the Company paid Transamerica $12.6 million representing the net amount the Company believed was due under the reinsurance agreement as of October 31, 2003 after deducting $5.0 million for investment related expenses that the Company believes was owed to it by Transamerica. Transamerica pursued arbitration with the Company, asserting that the $5.0 million offset was not justified and that it owed Transamerica that amount and interest on the amounts that Transamerica previously alleged were due. In addition, through October 31, 2003, the Company had received monthly settlement reports from Transamerica prepared on a basis that the Company believes conformed with the reinsurance agreement between the parties. For the period subsequent to October 31, 2003, the Company had only received settlement reports from Transamerica on a basis that Transamerica alleged was appropriate but which the Company believed was not consistent with the reinsurance agreement. The principal difference related to how realized gains and losses related to the invested assets supporting the annuity obligations were settled between the parties. Transamerica had not provided the Company with realized gain and loss information on the basis the Company believed was appropriate. As a result, in preparing its financial statements the Company adjusted the amounts reported to it by Transamerica in the monthly settlement reports for periods subsequent to October 31, 2003 to reflect what the Company believed was the appropriate treatment of realized capital gains and losses.

     On July 2, 2004, the Company and Transamerica agreed to settle all disputes relating to the arbitration proceedings between the two parties. Pursuant to the terms of the settlement agreement, Transamerica and the Company agreed to calculate monthly settlements under their reinsurance agreement in a manner the Company believes is consistent with the original terms of the agreement. Transamerica also agreed to the Company’s $5.0 million offset of amounts owed to Transamerica at October 31, 2003. On July 8, 2004, the Company paid Transamerica approximately $8.7 million, representing amounts due under the reinsurance agreement as of April 30, 2004. On August 6, 2004, the Company paid Transamerica approximately $2.6 million, representing amounts due under the reinsurance agreement as of May 31, 2004. Although the Company and Transamerica have agreed to a method for computing future monthly settlements under the reinsurance agreement, the potential for significant net monthly settlement payments in the future from the Company to Transamerica remains. As of September 30, 2004, approximately $4.6 million was outstanding to Transamerica representing amounts due under the reinsurance agreement for the period of June 2004 through August 2004.

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

10. Stock Warrants

     On June 30, 2003, the Company issued warrants to purchase an aggregate one million common shares of the Company at an exercise price of $1.25 per share to Hartford Life, the ceding company under the Company’s then largest guaranteed minimum death benefit reinsurance agreement. The warrants were issued in connection with the recapture of that agreement and expire on June 30, 2013, and are currently exercisable. At June 30, 2003, the fair value of these warrants, using a Black-Scholes pricing model, was estimated at $1,250,000, which was included in a charge associated with the recapture that the Company recorded during the second quarter of 2003 as a component of Claim and policy benefits expense. The expense of issuing these warrants is presented as Stock warrants in the stockholders’ equity section of the Company’s Condensed Consolidated Balance Sheet as at September 30, 2004.

     In connection with the recapture of the Company’s GMDB/GMIB reinsurance agreement with CIGNA on October 26, 2004, the Company issued CIGNA a warrant dated as of September 30, 2004 to acquire one million common shares of the Company at an exercise price of $1.00 per share. The warrant expires on September 30, 2014 and is currently exercisable. At September 30, 2004, the fair value of this warrant, using a Black-Scholes pricing model, was estimated at $100,000, which was included in a charge associated with the recapture that the Company recorded during the third quarter of 2004 as a component of Claim and policy benefits expense. The expense of issuing this warrant is presented as Stock warrants in the stockholders’ equity section of the Company’s Condensed Consolidated Balance Sheet as at September 30, 2004.

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

     Our company has encountered significant difficulties during the last three years. In addition to reporting significant operating losses for those years, we have reduced our operations significantly through the novation, termination and recapture of many of our life and annuity reinsurance agreements. We plan to continue to receive premiums and pay claims under our remaining reinsurance treaties; however, we are not currently underwriting any new treaties or accepting any new business from our existing treaties. In addition, we continue to use substantial amounts of cash to fund our operations, primarily due to the significant cash outlays required under our annuity reinsurance agreement with Transamerica Occidental Life Insurance Company (“Transamerica”). While we believe that we have sufficient cash available to support our anticipated cash needs for the next twelve months, if we are not able to reduce our operating expenses and negotiate the recapture or termination of our agreement with Transamerica, our cash position will continue to deteriorate.

     A large portion of our cash and investments is posted as collateral and therefore cannot be used to fund our operations. We are required to post collateral for the statutory reserves ceded to us by U.S. based insurers and reinsurers. During 2002, 2003, and a portion of 2004, we did not have sufficient available cash and investments to post as collateral, but were able to negotiate the recapture or termination of most of our reinsurance agreements during 2003. As of September 30, 2004, after giving effect to the recapture of our only remaining guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) reinsurance agreement with Connecticut General Life Insurance Company (“CIGNA”), we had satisfied the collateral requirements of all of our ceding companies. (See Note 9 to our unaudited condensed consolidated financial statements.)

     The New York Stock Exchange suspended trading in our common shares prior to the market opening on Friday July 30, 2004. The NYSE’s action was taken in view of the fact we had again fallen below the NYSE’s continued listing standards, as the average closing price of our common shares had been less than $1.00 over a consecutive 30-trading-day period. We were previously below this standard from April through October 2003. On August 17, 2004, our common shares began trading on the OTC Bulletin Board under the ticker symbol ANNRF.OB. We have submitted an application for the listing of our common shares on the NASDAQ SmallCap Market; however the NASDAQ has raised questions regarding our qualification for listing that we may be unable to address satisfactorily. We cannot assure you that we will be able to list our common shares for trading on the NASDAQ SmallCap Market, or on any other national exchange or automated quotation system, which will adversely affect the public market for and liquidity of our common shares, and may adversely affect any capital raising or other strategic transactions we may choose to pursue in the future.

     As of June 30, 2004, we were involved in arbitration proceedings with Transamerica related to Transamerica’s allegation that, as of October 31, 2003, we owed $17.6 million under our annuity reinsurance agreement with Transamerica. On February 3, 2004, we paid Transamerica $12.6 million representing the net amount we believed was due under the reinsurance agreement as of October 31, 2003 after deducting $5.0 million for investment related expenses that we believed was owed to us by Transamerica. Transamerica pursued arbitration with us, asserting that the $5.0 million offset was not justified and that we owed Transamerica that amount and interest on the amounts that Transamerica previously alleged were due. In addition, through October 31, 2003, we had received monthly settlement reports from Transamerica prepared on a basis that we believe conformed with the reinsurance agreement between us. For the period subsequent to October 31, 2003, we have only received settlement reports from Transamerica on a basis that Transamerica alleged was appropriate, but which we believed was not consistent with the reinsurance agreement. The principal difference was how realized gains and losses related to the invested assets supporting the annuity obligations were settled between us. Transamerica had not provided us with realized gain and loss information on the basis we believed was appropriate. As a result, in preparing our financial statements, we had adjusted the amounts reported to us by Transamerica in the monthly settlement reports for periods subsequent to October 31, 2003 to reflect what we believed was the appropriate treatment of realized capital gains and losses.

     On July 2, 2004, Transamerica agreed to settle all disputes relating to the arbitration proceedings between us. Pursuant to the terms of the settlement agreement, Transamerica agreed to calculate monthly settlements under the reinsurance agreement in a manner we believe is consistent with the original terms of the agreement. Transamerica also agreed to our $5.0 million offset of amounts owed to Transamerica at October 31, 2003. On July 8, 2004, we paid Transamerica approximately $8.7 million, representing amounts due under the reinsurance agreement as of April 30, 2004. On August 6, 2004, we paid Transamerica approximately $2.6 million, representing amounts due under the reinsurance agreement as of May 31, 2004. Although Transamerica has agreed with us to a method for computing future monthly settlements under the reinsurance agreement, the potential for significant monthly settlement payments from us to Transamerica in future periods remains. As of September 30, 2004, approximately $4.6 million was outstanding to Transamerica representing amounts due under the reinsurance agreement for the period of June 2004 through August 2004.

     We have been attempting to engage Transamerica, and ultimately Indianapolis Life Insurance Company (“Indianapolis Life”), the primary insurance company under the Transamerica agreement, in discussions aimed at improving investment returns from the convertible bond portfolio supporting the liabilities under this agreement and potentially redesigning the reinsured product to reduce the minimum interest guarantee exposure to us. Although certain changes have been implemented in the composition of the investment portfolio, if we are not successful in convincing Transamerica and Indianapolis Life to restructure the portfolio further and/or to redesign the product, we may incur additional losses in the future. We also intend to seek negotiations with Transamerica regarding the recapture or termination of the agreement, although there can be no assurance that the agreement can be terminated or recaptured on terms favorable to us or at all.

     Our remaining life reinsurance agreements continue to be reinsurance of ordinary life insurance, primarily for mortality risk. Profitability of our life reinsurance line depends in large part on the volume and amount of death claims incurred. While death claims are reasonably predictable over a long time horizon, they are less predictable over shorter periods and are subject to fluctuation from quarter to quarter and year to year, particularly given the relatively small size of our in force business as a result of recaptures and terminations in previous periods. Significant fluctuations from period to period could adversely affect the results of our operations, as occurred in 2003 and 2002. At September 30, 2004 and

December 31, 2003, the total face amount of our life insurance in force was approximately $15.3 billion and $17.5 billion, respectively.

     Our remaining annuity products are reinsurance of general account fixed deferred annuities. Profitability of the annuity reinsurance line is primarily dependent on earning a spread between the interest rate earned on the assets under management and the interest rate credited to the policyholder. This product line is market and interest rate sensitive. Fluctuations in the general level of interest rates, fixed income markets, and equity markets from period to period may cause fluctuations in the results of our operations. The combined effects of poor market performance and excessive surrender rates can adversely impact this product line, such as occurred during the last three fiscal years. At September 30, 2004 and December 31, 2003, our liability for annuity reinsurance agreements amounted to approximately $622 million and $671 million, respectively.

     Because our financial results are heavily dependent on three life reinsurance agreements and two annuity reinsurance agreements, large fluctuations in any one of these contracts could cause volatility in our overall financial results.

     On January 1, 2004, we adopted AICPA Statement of Position (SOP) 03-1. The SOP requires us to record the largest contractually determinable amount payable to the policyholder of each underlying policy comprising our Interest sensitive contract liabilities as our reserve for those policies, rather than simply recording reserves based solely on the policyholder account values. The computation of amounts due policyholders under our reinsurance contract with Transamerica includes a market value adjustment and, to the extent the market value adjustment would require payments to policyholders in excess of the minimum guarantee amount under the policies, the reserve required under the SOP is directly influenced by changes in the value of the underlying assets. The SOP modified the accounting for liabilities recorded in connection with our reinsurance contracts, but did not modify the accounting for the assets supporting the liabilities. As a result, changes in our reserve levels resulting from underlying asset value changes will not be offset with corresponding changes in our Funds withheld asset values. This mismatch will cause volatility in net income on a quarterly basis, but we believe that it will have no effect on the underlying profitability of the Transamerica agreement over the long term. To the extent that the minimum guarantee payable under the policy exceeds the payment that would be required as a result of the market value adjustment, the reserves required under the SOP would be based upon the minimum guarantee and the mismatch between liabilities and assets is less significant. If we computed our reserves as if the amounts payable to the policyholders under the Transamerica contract exceeded the minimum guarantee amount, a 1% increase (decrease) in underlying asset values would cause a $5 million charge (benefit) to net income.

     In addition to the increased net income volatility the new SOP will cause, it also adversely impacts our tangible book value, which is GAAP book value less deferred acquisition costs. Upon its adoption, the SOP required an increase in our liabilities of approximately $36.6 million and an increase in deferred acquisition costs of approximately $36.2 million. While the net impact on our GAAP book value was minor, our tangible book value was reduced by $1.38 per share as of January 1, 2004, primarily because the increase in our deferred acquisition costs was excluded from the tangible book value computation, while the increase in our liabilities was not. If the SOP were applied as of December 31, 2003, our tangible book value would have been $1.12 per share, as opposed to $2.50 per share. At September 30, 2004, our tangible book value was $1.15 per share. Our GAAP book value at September 30, 2004 was $4.78 per share, as compared to $5.11 per share at December 31, 2003.

     We are exploring strategic alternatives, including, but not limited to, a merger, sale, joint venture or other comparable transaction, none of which may be available to us, or which may only be available on unfavorable terms. There can be no assurance that we will be able to improve our results of operations, financial condition or liquidity. If we are unsuccessful in reducing our operating costs, negotiating the recapture or termination of the Transamerica agreement, or pursuing a strategic alternative on favorable terms, we likely will continue to experience negative cash flows and may be required to wind up our operations, sell our assets, restructure our business, or liquidate. These factors, and the contingencies described in Note 9 to our condensed consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. For a more detailed discussion of certain factors that could materially and adversely affect our financial condition and results of operations, please see — Forward-Looking and Cautionary Statements.

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

     Deferred Policy Acquisition Costs. The costs of acquiring new business, principally allowances, which vary with and are primarily related to the production of new business, are deferred. For traditional life and annuity policies with life contingencies, deferred policy acquisition costs are charged to expense using assumptions consistent with those used in computing policy reserves. Assumptions as to anticipated premiums are estimated at the date of the policy issuance, or the effective date of the most recent premium rate increase, and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in earnings in the period such deviations occur. For these contracts, the amortization periods are generally the estimated life of the policies. We terminated or recaptured several of our reinsurance agreements during 2003, which caused us to incur significant deferred acquisition cost write-downs. While we intend to seek negotiations with Transamerica regarding the recapture or termination of our annuity reinsurance agreement, we believe that other termination or recapture activity will be limited in the future. We will, however, consider transactions that are otherwise economically beneficial to us, which may require write downs of deferred acquisition costs.

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

     In determining the level of our deferred acquisition costs related to our Transamerica contract at September 30, 2004, we assumed future total returns on convertible bonds of 8.01% for 2004 and each year thereafter. Additionally, we assumed future average total returns of 6.24% for 2004 and each year thereafter for the other asset classes in which policyholder premiums have been invested. We also assumed a future lapse rate for the underlying policies of approximately 21% in 2004, 18% in 2005 and annual rates of 12% to 17% thereafter. These assumed lapse rates include assumptions regarding full surrenders, partial withdrawals, annuitizations and policyholder deaths. Consistent with our accounting policies, we review the key assumptions used in determining the carrying value of our deferred acquisition cost each quarter. A change in these assumptions could result in additional charges that would adversely impact future earnings. If our assumptions for total returns prove to be inaccurate, or if lapse rates exceed our assumptions, we may be required to make additional LMIG payments and record additional write downs of deferred acquisition costs, which would adversely impact future earnings. Assuming no change in lapse assumptions, the net impact of a 100 basis point decrease in our total return assumptions in all future years would have required an additional write down of deferred acquisition costs of approximately $17,300,000 as of September 30, 2004. Assuming no change in our total return assumptions, a 1% increase in our lapse assumptions on our Transamerica annuity agreement in all future years would have required an additional write down of deferred acquisition costs of approximately $4,500,000 as of September 30, 2004.

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

     The change in fair value of the embedded derivative also impacts the emergence of expected gross profits for purposes of amortizing deferred acquisition costs associated with the contract. The application of this accounting policy has increased the volatility of our reported earnings. While we have made an estimate of the fair value of the embedded derivative using a model that we believe to be appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, it is possible that we may modify our methodology. Changes in our assumptions and industry standards could have a significant impact on the fair value of the embedded derivative and our reported earnings. We do not bifurcate and separately account for the embedded derivatives contained in our Transamerica annuity reinsurance agreement because we acquired this agreement prior to the transition date elected by us under SFAS 133, as amended. Because of the nature of the assets underlying our Transamerica agreement, which were roughly 60% convertible bonds at September 30, 2004, the bifurcation and separate accounting for the embedded derivatives contained in that contract could add significant volatility to our reported results.

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

     Historically, we reinsured certain minimum guarantees associated with variable annuity agreements through our combined GMDB/GMIB agreement with CIGNA. Our obligations for the CIGNA GMDB/GMIB agreement were reflected on our balance sheet as “Reserves for future policy benefits.” This agreement was recaptured by CIGNA; and under the terms of the recapture, the parties agreed to a mutual release of all past, present and future claims under the GMDB/GMIB agreement, including all obligations for claims and premiums that had accrued under the agreement since July 1, 2004. Our obligations arising from our fixed annuity reinsurance agreements come from our reinsurance agreement with Transamerica and a second smaller annuity reinsurance agreement. Our obligations for these fixed annuity contracts are reflected on our balance sheet as “Interest sensitive contracts liability.” On January 1, 2004, we adopted the AICPA Statement of Position (SOP) 03-1 to account for our combined GMDB/GMIB agreement with CIGNA and our annuity reinsurance agreement with Transamerica.

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

     On January 1, 2004, we had a combined GMDB/GMIB contract with CIGNA and an annuity reinsurance agreement with Transamerica, both of which were affected by the adoption of this new SOP. The contract with CIGNA has since been recaptured, although the Transamerica agreement remains in place. The SOP provides guidance for reserving for contracts with guaranteed minimum death and guaranteed minimum income benefits. The SOP requires projections of a wide number of future economic scenarios that impact the present value of premiums earned and claims paid. Based on these projections and historical experience, a Benefit Ratio is determined. The reserve is then determined by applying the Benefit Ratio to premiums received and then deducting claims paid, both with interest. The SOP also provides guidance for reserving for annuity agreements with more than one potential account balance. These types of exposures are reserved for based upon the highest contractually determinable balance for each policyholder, without consideration of surrender fees. Upon adoption of the SOP on January 1, 2004, we recorded a one-time transition adjustment to our carried reserves for interest sensitive contracts liability and deferred acquisition costs asset for the Transamerica annuity reinsurance agreement, and future policy benefits for the CIGNA contract. The impact of our adoption of the SOP is discussed below in “Operating Results.” While this new SOP does not change management’s view of the profitability of the Transamerica agreement over the long term, we do anticipate that this new standard will increase the volatility of our income for this agreement on a quarterly basis.

     If actual events differ significantly from the underlying estimates and assumptions used by us in the application of any of the aforementioned accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Operating Results

     Net Loss. For the three months ended September 30, 2004, we had a net loss of $(3,095,705), or $(0.12) per basic and fully diluted common share, as compared with a net loss of $(3,786,905), or $(0.15) per basic and fully diluted common share, for the three months ended September 30, 2003. For the nine months ended September 30, 2004, we had a net loss, after the cumulative effect of a change in accounting principle, of $(8,691,688), or $(0.33) per basic and fully diluted common share, as compared to net loss of $(124,978,162), or $(4.83) per basic and fully diluted common share, for the nine months ended September 30, 2003.

     As discussed elsewhere in this report, on October 26, 2004, CIGNA agreed to recapture its GMDB/GMIB agreement with us. The parties agreed to a mutual release of all past, present and future claims under the GMDB/GMIB agreement, including all obligations for claims and premiums that had accrued under the agreement since July 1, 2004. The parties also agreed to a mutual release of all claims under the letter of credit that we had posted as collateral under the GMDB/GMIB agreement, and that CIGNA will retain the $11,000,000 it previously drew under the letter of credit. In addition, on October 26, 2004, we issued CIGNA a warrant dated as of September 30, 2004 to acquire one million of our common shares at an exercise price of $1.00 per share. The warrant expires on September 30, 2014. The impact of the recapture in the third quarter of 2004, net of reserves released for GMDB and GMIB risks, was a charge of approximately $2,421,000.

     Our net loss during the three months ended September 30, 2004 was primarily due to the $2,421,000 charge for the settlement of the recapture agreement with CIGNA as well as a loss of approximately $2,059,000 from our annuity reinsurance agreement with Transamerica. This agreement is our largest annuity reinsurance agreement, and represented approximately $537 million, or approximately 90%, of our Funds withheld at interest receivable as of September 30, 2004. A loss of approximately $699,000 from our second largest life reinsurance agreement and a loss of approximately $338,000 from our second largest annuity reinsurance agreement were also incurred during the period. These losses were partially offset by income of approximately $2,087,000 on our life reinsurance agreement with ERC.

     In the nine months ended September 30, 2004, our loss before cumulative effect of a change in accounting principle was $(8,325,728). Included in this loss is the $5,000,000 accrual for the anticipated settlement of the shareholder lawsuit and a loss of approximately $2,965,000 from our annuity reinsurance agreement with Transamerica. The loss from our Transamerica agreement reflects a $5,000,000 benefit from the settlement of our dispute with Transamerica, offset by the amortization of deferred policy acquisition costs and LMIG payments. A loss of approximately $1,539,000 on our GMDB/ GMIB contract with CIGNA (including the impact of the recapture charge in the third quarter of 2004 of approximately $2,421,000), a loss of approximately $1,243,000 from our second largest life reinsurance agreement, and a loss of approximately $352,000 from our second largest annuity reinsurance agreement were also incurred during the nine months ended September 30, 2004. Costs associated with capital raising efforts and the pursuit of other strategic alternatives of approximately $962,000 also contributed to the loss for the period. These losses were partially offset by income of approximately $3,325,000 on our life reinsurance agreement with ERC during the nine months ended September 30, 2004.

     In the nine months ended September 30, 2004, the cumulative effect of a change in accounting principle due to the adoption of Statement of Position (SOP) 03-1 was a net loss of $365,960. Upon the adoption of the SOP on January 1, 2004, the amount of Reserves for future policy benefits relating to our GMDB/GMIB agreement with CIGNA was reduced by $1,878,760, favorably impacting our reported net income during the nine months ended September 30, 2004. The impact of the adoption of the SOP on our accounting for the Transamerica annuity reinsurance agreement was a net charge of $2,244,720 as a result of an increase in interest sensitive contracts liability of $38,398,730, partially offset by an increase in deferred policy acquisition costs of $36,154,010.

     The losses during the three and nine months ended September 30, 2003 were primarily the result of losses associated with recaptures and terminations of life and annuity reinsurance agreements and adverse claims experience under our life reinsurance agreements. During the nine months ended September 30, 2003, we recorded charges in connection with the recapture and termination of a number of our life and annuity reinsurance agreements, including those with the Ohio National Life Insurance Company, Hartford Life, and XL Life Ltd. As a result of these and all other recaptures and terminations, we incurred charges of approximately $86,000,000 for the nine months ended September 30, 2003. These charges reflect the effect of a $9,000,000 benefit resulting from the comprehensive settlement between XL Life Ltd and the Company in the third quarter of 2003.

     Net Premiums. Net premium revenue for the three and nine month periods ended September 30, 2004 was $9,906,337 and $34,565,859, a decrease of 65% and 77%, respectively, from net premium revenue of $28,657,264 and $148,586,899 for the three and nine month periods ended September 30, 2003. Substantially all premium revenue was derived from traditional ordinary life reinsurance agreements. The decline in premium revenue reflects the significant reduction of business in force resulting from the recapture and termination of life reinsurance agreements in 2003. At September 30, 2004, the total face amount of life insurance in force decreased to approximately $15.3 billion, as compared with approximately $30.0 billion at September 30, 2003. Our now largest life reinsurance agreement represented approximately $7.6 billion of life insurance in force at September 30, 2004 and approximately $13.4 million of premium revenue for the nine months ended September 30, 2004.

     Net Investment Income. Total net investment income for the three and nine month periods ended September 30, 2004 was $4,780,211 and $17,875,012, respectively, as compared with $16,250,225 and $30,143,651, respectively, for the three and nine month periods ended September 30, 2003. Net investment income is comprised of income earned on our general account assets and income earned on assets held and managed by our reinsurance cedents under modified coinsurance contracts, which we refer to as Funds withheld. Investment income earned on Funds withheld declined significantly from the comparable prior periods.

     Net investment income earned on our general account assets for the three and nine month periods ended September 30, 2004 was approximately $1,194,000 and $4,145,000, respectively, as compared to $1,100,000 and $4,408,000, respectively, for the three and nine month periods ended September 30, 2003. The average annualized yield rate earned on our general account assets for the three and nine months ended September 30, 2004 was approximately 3.53% and 3.11%, respectively, as compared with approximately 2.01% and 2.45%, respectively, for the three and nine months ended September 30, 2003. The increase in the effective yield rate was largely due to moving a greater portion of our invested assets from cash and its equivalents to longer duration investments during the second quarter of 2004, but the impact was offset by the lower level of invested assets in the three and nine months ended September 30, 2004, as compared to the comparable prior periods in 2003. The 2003 yield rate is lower as it reflects our decision to invest funds supporting our letters of credit in cash equivalents in an effort to maximize our collateral funding ability and to minimize the impact of changing interest rates on our collateral obligations.

     Net investment income earned on Funds withheld for the three and nine month periods ended September 30, 2004 was approximately $3,586,000 and $13,730,000, respectively, as compared to approximately $15,151,000 and $24,623,000, respectively, for the three and nine month periods ended September 30, 2003. The decrease in investment income on our Funds withheld during the three months ended September 30, 2004 was primarily due to a decreased asset base underlying our annuity reinsurance agreements, which was largely the result of four such annuity agreements being recaptured in 2003, as well as realized capital losses on the Funds withheld assets. The average annualized yield rates earned on Funds withheld were approximately 2.36% and 2.95%, respectively, for the three and nine months ended September 30, 2004, as compared with 4.73% and 3.10%, respectively, for the three and nine months ended September 30, 2003. For purposes of calculating the average yield rates earned on our Funds withheld at interest, we include our share of the investment income and net realized capital gains and losses as reported to us through our settlements with our ceding companies.

     Net Realized Investment (Losses) Gains. Net realized investment (losses) gains for the three and nine month periods ended September 30, 2004 were $(84,868) and $456,172, respectively, as compared with net realized investment (losses) gains of $(52,025) and $6,508,019, respectively, for the three and nine month periods ended September 30, 2003. The realized losses in the three months ended September 30, 2004 were due to weakening bond prices caused by increases in interest rates and our decision to sell some of the securities that were more sensitive to future interest rate movements. The relatively high level of net realized investment gains for the nine months ended September 30, 2003 reflected the significant sales from our investment portfolio in 2003 in connection with the termination and recapture of a number of our reinsurance agreements and to meet the collateral requirements of certain of our ceding companies. Although we have begun to move a greater portion of our invested assets into longer duration investments, we plan to continue to hold a relatively large portion of our assets in short duration investments until interest rates rise or we conclude they are not going to rise in the foreseeable future. However, we will adjust our investment strategy based on developments in the markets and our business and those adjustments may result in realized gains or losses being recognized. We make decisions concerning the sales of invested assets based on a variety of market, business and other factors.

     Net Change in the Fair Value of Embedded Derivatives. Under SFAS 133, we are required to bifurcate and separately account for the embedded derivatives contained in one of our annuity reinsurance contracts. For the three and nine month periods ended September 30, 2004, the net change in fair value of our embedded derivatives was an unrealized gain of $565,939 and $1,692,113, respectively. For the three and nine month periods ended September 30, 2003, the net change in fair value of our embedded derivatives was an unrealized gain of $2,808,427 and $14,845,749, respectively. Since the end of the third quarter of 2003, we had one annuity reinsurance agreement with embedded derivatives that we were required to bifurcate and account for separately. The net change in fair value of our embedded derivatives during the three month period ended September 30, 2003 largely reflects the termination of an annuity reinsurance agreement with an affiliate of XL Life in the third quarter of 2003 as part of our comprehensive settlement with XL Life. The primary reason for the net change in fair value of our embedded derivatives for the nine month period ended September 30, 2003 was the termination of certain of our annuity reinsurance agreements, including our agreement with Ohio National. Widening credit spreads and bond defaults in the portfolio of assets supporting this agreement had caused unrealized losses in our embedded derivatives in prior periods, which were reversed upon termination of the reinsurance agreement.

     Surrender Fees and Other Revenue. Surrender fees and other revenue for the three and nine month periods ended September 30, 2004 were $1,024,405 and $3,609,905, respectively, as compared with $1,667,997 and $6,061,022, respectively, for the three and nine month periods ended September 30, 2003. This income is primarily derived from surrender fees related to our fixed annuity agreement with Transamerica. The decrease in revenue is mainly due to a smaller policyholder base resulting in a lower absolute level of withdrawals. Lower surrender fee rates charged to the policyholders upon surrendering their policies also contributed to the decrease in surrender fees.

     Claims and Policy Benefits. Claims and policy benefits include both life and variable annuity benefits, including GMDB, GMIB and, during the first half of 2003, enhanced earnings benefits (“EEB”). Claims and policy benefits for the three months ended September 30, 2004 and 2003 were $5,669,394 and $19,075,004, or 57% and 67% of net premiums, respectively. For the nine months ended September 30, 2004 and 2003, claims and policy benefits were $24,683,101 and $178,589,650, or 71% and 120% of net premiums, respectively. The absolute decline in claims and policy benefits compared to the same periods in 2003 was the result of the significant reduction of life insurance in force from approximately $30.0 billion at September 30, 2003 to approximately $15.3 billion at September 30, 2004, as well as the termination of our GMDB agreement with Hartford Life in 2003 and the recapture and termination of other life and annuity reinsurance agreements, including the comprehensive settlement with XL Life. While the recaptures of life reinsurance agreements have reduced claims and policy benefits in 2004, they may increase volatility in the level of claims and policy benefits as a percentage of premiums in the future.

     Interest Credited to Interest Sensitive Products. Interest credited to Interest sensitive contract products, which are liabilities we assume under certain annuity reinsurance agreements, was $5,513,653 and $10,865,545, respectively, for the three and nine month periods ended September 30, 2004, as compared with $7,642,151 and $16,731,452, respectively, for the three and nine month periods ended September 30, 2003. Included in Interest credited to interest sensitive contracts liabilities for the three and nine month periods ended September 30, 2004 are LMIG payments of approximately $2,652,000 and $8,063,000, respectively, as compared to LMIG payments of approximately $3,196,000 and $13,022,000, respectively, for the three and nine months ended September 30, 2003. The reduction in LMIG payments in 2004 was primarily due to improving lapse experience and total returns on our annuity reinsurance agreement with Transamerica during 2003 and the first quarter of 2004.

     Policy Acquisition Costs and Other Insurance Expenses. Policy acquisition costs and other insurance expenses, consisting primarily of allowances and amortization and write downs of deferred policy acquisition costs, for the three and nine month periods ended September 30, 2004 were $5,693,745 and $18,529,269, respectively, as compared with $22,796,448 and $119,928,722, respectively, for the three and nine month periods ended September 30, 2003. The decrease for the three and nine months ended September 30, 2004 reflects the reduction in the size of our book of business during 2003. In addition, policy acquisition costs and other insurance expenses for the three and nine month periods ended September 30, 2003 included the net write down of deferred acquisition costs associated with the recapture and termination of contracts of approximately $4,660,000 and $78,870,000, respectively.

     Operating Expenses. Operating expenses for the three month period ended September 30, 2004 were $2,410,937 or 15.4% of total revenue (excluding the net change in fair value of embedded derivatives), as compared with $3,605,189 or 7.7% of total revenue (excluding the net change in fair value of embedded derivatives) for the three month period ended September 30, 2003. Operating expenses for the nine month period ended September 30, 2004 were $12,446,874 or 22.0% of total revenue (excluding the net change in fair value of embedded derivatives), as compared to $15,873,678 or 8.3% of total revenue (excluding the net change in fair value of embedded derivatives) for the nine month period ended September 30, 2003. This proportionate increase in expenses for the three and nine months ended September 30, 2004 reflects the accrual of $5,000,000 for the anticipated settlement of the purported shareholder class action lawsuit plus increased professional and consulting fees partially offset by reduced employee compensation costs.

Segment Results

     We separately track financial results of our life and annuity operations in segments. Each segment is defined by the dominant risk characteristic inherent in products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk. In addition, one of our remaining modified coinsurance annuity reinsurance agreements has features that constitute an embedded derivative that requires bifurcation and separate accounting under SFAS 133 — Accounting for Derivative Instruments and Hedging Activities. The change in the fair value of this embedded derivative is included in the annuity segment. Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in our portfolio and investment income on undeployed invested assets. Operating expenses are generally allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to the segment. Costs associated with our efforts to raise capital and pursue other strategic alternatives and the anticipated costs of settling the purported shareholder class action lawsuit have been completely allocated to the corporate segment. Segment results are reported in Note 4 to our unaudited condensed consolidated financial statements.

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

     Our life segment is our largest segment as measured by revenues. Life segment income for the three months ended September 30, 2004 was $2,603,458, as compared with $578,768 for the three months ended September 30, 2003. Segment income for the nine months ended September 30, 2004 was $3,512,405, as compared to segment loss of $(83,905,728) for the nine months ended September 30, 2003. In the three and nine months ended September 30, 2004, our largest life reinsurance agreement produced approximately $2,087,000 and $3,325,000, respectively, of income. Segment loss in the nine months ended September 30, 2003 reflected charges for recaptures of life reinsurance agreements of approximately $54,600,000, as well as reported claims under our life reinsurance agreements that exceeded our expectations in 2003. The $54,600,000 charge reflects the effect of a $9,000,000 benefit for the recapture of several reinsurance agreements with XL Life.

     Segment revenues for the three months ended September 30, 2004 declined 65% to $10,620,367 from $30,013,563 in the third quarter of 2003. Segment revenues for the nine months ended September 30, 2004 declined 76% to $35,750,909 from $147,690,979 for the first nine months of 2003. These declines reflect our reduced levels of life reinsurance in force as a result of recaptures of life reinsurance agreements during 2003. In addition, net investment income attributable to the life segment for the first nine months of 2004 decreased approximately $2,500,000, as compared with the first nine months of 2003, primarily reflecting a reduction in invested assets allocated to the life segment as a result of the terminations and recaptures in 2003.

     Segment policy benefits and expenses decreased 73% to $8,016,909 for the three months ended September 30, 2004, as compared with $29,434,795 for the three months ended September 30, 2003. Segment policy benefits and expenses for the nine months ended September 30, 2004 decreased 86% to $32,238,504, as compared to $231,596,707 for the nine months ended September 30, 2003, which included charges for recaptures of life reinsurance agreements in 2003 of approximately $54,600,000. The balance of the decline in 2004 is attributable to the significant reduction in life insurance in force compared to the comparable periods during 2003 as well as reported claims under our life reinsurance agreements that had exceeded our expectations during 2003. While the recaptures of life reinsurance agreements during 2003 have reduced claims and policy benefits in the first nine months of 2004, they may increase volatility in the level of claims and policy benefits as a percentage of premiums in the future.

     Annuity Segment. Our annuity reinsurance segment is the reinsurance of general account fixed deferred annuities and certain minimum guarantees arising from variable annuities. With respect to the general account fixed annuities we reinsure, our agreements generally relate to individual general account single premium deferred annuity policies, which involve the tax-deferred accumulation of interest on a single premium paid by the policyholder (accumulation phase policies). Accumulation phase policies are subject primarily to investment risk and persistency (lapse) risk. Historically, we have also reinsured certain guarantees associated with variable annuity agreements, including GMDB and GMIB. As of September 30, 2004, we no longer reinsure any GMDB or GMIB due to the recapture of our reinsurance agreement with CIGNA.

     Our annuity segment contains the majority of our assets and exposes us to significant net income volatility from three sources. First, under SFAS 133 – Accounting for Derivative Instruments and Hedging Activities; we must value the embedded derivative associated with one of our annuity reinsurance agreements. This unrealized change in the value of the derivative is reported in our income statement each quarter. The change in the value of the derivative can be large, and is driven by financial market conditions, most notably credit risk related changes. Second, as a result of our adoption of AICPA Statement of Position (SOP) 03-1, changes in our reserve levels for our Transamerica annuity reinsurance agreement resulting from underlying asset value changes will not be offset with corresponding changes in our Funds withheld asset values, which will cause volatility in net income. To the extent that the minimum guarantee payable under the policies underlying the Transamerica agreement exceeds the payment that would be required as a result of the market value adjustment in those policies, the reserves required under the SOP would be based upon the minimum guarantee and the mismatch between liabilities and assets is less significant. If we computed our reserves as if the amounts payable to the policyholders under the Transamerica contract exceeded the minimum guarantee amount, a 1% increase (decrease) in underlying asset values would cause a $5 million charge (benefit) to net income. Third, our Transamerica annuity reinsurance contract has exhibited volatility in the past due to write downs of our deferred acquisition cost balance which were based upon management’s estimates of future investment performance and lapse experience. While we believe these estimates are reasonable, they are estimates of future events and may prove to be inaccurate. If such assumptions turn out to be inaccurate, we could be required to write off additional deferred acquisition costs, which would have a significant adverse impact on our net income in future periods. Our annuity reinsurance contract with Transamerica, which represented 90% of our annuity segment assets at September 30, 2004, is not expected to generate significant income in the future.

     Segment loss was $(4,755,219) for the three months ended September 30, 2004, as compared with a loss of $(3,441,519) for the three month period ended September 30, 2003. During the three months ended September 30, 2004, we incurred a $2,421,000 charge in connection with the recapture of our GMDB/GMIB reinsurance agreement with CIGNA, as well as losses of approximately $2,059,000 from our annuity reinsurance agreement with Transamerica and approximately $338,000 from our second largest annuity reinsurance agreement.

     For the nine months ended September 30, 2004, segment loss before the cumulative effect of a change in accounting principle was $(4,635,218), as compared to a loss of $(44,375,935) for the nine months ended September 30, 2003. The loss for the nine months ended September 30, 2004 reflects a loss of approximately $2,965,000 incurred on our annuity agreement with Transamerica, a loss of approximately $1,539,000 incurred on our GMDB/GMIB contract with CIGNA, and a loss of $352,000 from our second largest annuity reinsurance agreement. The loss from our Transamerica agreement reflects a $5,000,000 benefit from the settlement of our dispute with Transamerica, offset by the amortization of deferred policy acquisition costs and LMIG payments. Upon the adoption of the SOP on January 1, 2004, the amount of reserves for future policy benefits for our GMDB/GMIB reinsurance agreement with CIGNA was reduced by $1,878,760, favorably impacting net income. The impact of the adoption of the SOP on our accounting for the Transamerica annuity reinsurance agreement was a cumulative charge of $2,244,720 as a result of an increase in Interest sensitive contracts liability of $38,398,730 partially offset by an increase in deferred policy acquisition costs of $36,154,010. The cumulative effect of a change in accounting principle was a net loss of $365,960, resulting in net segment loss of $(5,001,178) for the nine months ended September 30, 2004.

     The loss for the nine months ended September 30, 2003 reflected a $38,800,000 charge related to costs of recaptures and associated experience during the first nine months of 2003. This charge included the recapture of our then largest GMDB agreement and the termination of our then second largest deferred annuity reinsurance agreement and the termination of two annuity reinsurance agreements with XL Life.

     Total revenue for our annuity segment declined 74% to $5,026,576 for the three months ended September 30, 2004, as compared with $19,107,200 for the three months ended September 30, 2003. This decline is due to a reduction in investment income of approximately $10,553,000, the decrease in net change in the fair value of embedded derivatives of approximately $2,242,000, as well as lower surrenders fees of approximately $634,000 for the three month period ended September 30, 2004 as compared with the three months ended September 30, 2003. Total revenue for our annuity segment declined 61% to $19,948,919 for the nine months ended September 30, 2004, as compared with $50,977,129 for the nine months ended September 30, 2003. This decline is due to a decrease in embedded derivative gains of approximately $13,154,000, as well as a reduction in investment income of approximately $10,893,000 and reduced surrender fees from our Transamerica annuity reinsurance agreement which decreased by approximately $3,395,000 for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

     Policy benefits and expenses for the annuity segment declined 57% to $9,781,795 for the three months ended September 30, 2004, as compared with $22,548,719 for the three months ended September 30, 2003. These expenses declined 74% to $24,584,137 for the nine months ended September 30, 2004, as compared with $95,353,065 for the nine months ended September 30, 2003. The primary components of these expenses are interest credited to policyholders, LMIG payments, payments and reserve changes for minimum guarantees associated with variable annuity contracts and write downs and amortization of deferred acquisition costs. The decline in policy benefits and expenses is primarily due the termination of several of our annuity reinsurance agreements during 2003. In addition, as a result of a smaller base of policyholders, improved investment returns and lower lapse rates on the Transamerica annuity reinsurance agreement, LMIG payments under the contract declined from approximately $13,022,000 for the first nine months of 2003 to approximately $8,063,000 for the first nine months of 2004. Policy benefits and expenses for the nine months ended September 30, 2003 included a charge of $20,400,000 for the recapture of our then largest GMDB contract.

     Corporate Segment. The corporate segment includes all of our capital gains and losses, investment income on undeployed invested assets, costs associated with our efforts to raise capital and pursue other strategic alternatives, costs relating to the anticipated settlement of the purported shareholder class action lawsuit and a proportionate share of operating expenses based upon how stockholders’ equity is deployed to the life and annuity segments. As a result, the corporate segment, while small relative to our total company, will likely have volatile results.

     Segment losses of $(943,944) and $(7,202,915) were incurred for the three and nine months ended September 30, 2004, as compared with a loss of $(924,154) and income of $3,303,501 for the three and nine months ended September 30, 2003. Revenues increased by 158% to $545,081 for the three month period ended September 30, 2004, as compared with $211,124 for the three month period ended September 30, 2003, and declined by 67% to $2,499,233 for the nine month period ended September 30, 2004, as compared with $7,477,231 for the nine month period ended September 30, 2003. The decline in segment revenue for the nine months ended September 30, 2004 is primarily due to net realized investment gains of $456,172 as compared to net realized investment gains of $6,508,019 for the nine months ended September 30, 2003. The relatively high level of net realized investment gains for the nine months ended September 30, 2003 reflected the significant sales from our investment portfolio in 2003 in connection with the termination and recapture of a number of our reinsurance agreements and to meet the collateral requirements of certain of our ceding companies.

     Segment benefits and expenses increased to $1,489,025 for the three months ended September 30, 2004, as compared with $1,135,278 for the three months ended September 30, 2003. Segment benefits and expenses increased significantly to $9,702,148 for the nine months ended September 30, 2004, as compared with $4,173,730 for the nine months ended September 30, 2003. This increase primarily reflects the $5,000,000 accrual for the anticipated settlement of the purported shareholder class action lawsuit, as well as increased consulting fees in connection with our efforts to pursue strategic alternatives in the first nine months of 2004.

Financial Condition

Investments

     At September 30, 2004 and December 31, 2003, virtually all of our invested assets, including cash and cash equivalents, were posted as collateral to secure our obligations under reinsurance agreements and letter of credit facilities or were required to maintain the statutory capital and surplus requirements of our U.S. operating subsidiary. At September 30, 2004, our invested assets, including cash and cash equivalents, had an aggregate fair value of $140,221,321, as compared with an aggregate fair value of $197,880,755 at December 31, 2003. The decline in our invested assets during the first nine months of 2004 was due to a $22,100,000 payment we made in connection with the settlement of the recapture of our life reinsurance agreement with Metropolitan Life Insurance Companies, payments of $23,800,000 to Transamerica under our annuity reinsurance agreement, and an $11,000,000 payment made in connection with the recapture of our combined GMDB/GMIB reinsurance agreement with CIGNA. At September 30, 2004, unrealized gains totaled $1,038,094, as compared to unrealized gains of $1,840,849 at December 31, 2003. At September 30, 2004 and December 31, 2003, the weighted average duration of the fixed income securities included in our invested assets was 3.0 and 3.9 years, respectively, and the weighted average investment quality rating was “AA” at the end of each period.

     Our investments are governed by investment guidelines established and approved by our Board of Directors. Our investment objectives are to achieve above average risk-adjusted total returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity in our portfolio and match the cash flows of our investments to our related insurance liabilities. Our investment guidelines require our overall fixed income portfolio to maintain a minimum weighted average credit quality of “A” and limit investment in fixed income securities that are non-rated or below investment grade at the time of purchase to an aggregate of $3,000,000. In the first nine months of 2004, we invested approximately $900,000 in securities that were non-rated at the time of their purchase. While any investment carries some risk, the risks associated with non-rated or lower-rated securities generally are greater than the risks associated with investment grade securities. A fixed income security rated “A” by Standard & Poor’s is considered to be somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than higher rated issuers; however, the issuer’s capacity to meet its financial commitment on the security is still considered to be strong. We currently do not invest in any fixed income securities in emerging markets.

     At September 30, 2004, 1.2% of our fixed income securities consisted of below investment-grade securities. At December 31, 2003, there were no below investment-grade securities held in the portfolio. The market value of non-rated securities held at September 30, 2004 was approximately $1,000,000. The fair value of below investment-grade and non-rated investments varies depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer. As noted above, our investment guidelines require our overall fixed income portfolio to maintain a minimum weighted average credit quality of “A” and limit the amount of our investments in fixed income securities that are non-rated or below investment grade at the time of purchase. We monitor the creditworthiness of the portfolio as a whole, and when the fair market value of a security declines for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its fair value. At September 30, 2004, there were no impaired securities in our portfolio.

     At September 30, 2004, mortgage-backed securities represented approximately 4% of our invested assets, including cash and cash equivalents, as compared with approximately 11% at December 31, 2003. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage-backed securities include collateralized mortgage obligations (“CMO’s”) and mortgage-backed pass-through securities. Mortgage-backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in agency mortgage backed securities. Our mortgage backed securities portfolio had a weighted average investment quality rating of “AAA” at both September 30, 2004 and December 31, 2003.

     At September 30, 2004, approximately 31% of our mortgage-backed investment portfolio consisted of securities with planned repayment schedules, as compared with 7% at December 31, 2003. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches of the CMO.

     The following table summarizes our investment results (excluding investment income on assets held and managed by our ceding companies or others on their behalf) for the periods indicated:

Investment Results

	Nine months Ended September 30,		Twelve Months Ended December 31,
	2004	2003	2003	2002	2001
	(Dollars in thousands)
Total invested assets, including cash and equivalents (1)	$140,221	$212,670	$197,881	$306,346	$423,780
Investment income, net of related expenses	$4,145	$4,508	$5,924	$25,931	$20,165
Effective annualized yield rate (2)	3.53%	2.45%	2.53%	5.28%	5.74%
Realized investment gains	$456	$6,508	$6,407	$19,749	$1,230

(1)	Fair value at end of the indicated period.

(2)	The effective yield rate equals (i) net investment income divided by (ii) the average of total adjusted invested assets (fixed maturities at amortized cost, including assets on deposit with reinsurers) at the end of each calendar quarter included in the indicated period.

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

     At September 30, 2004, our Funds withheld at interest receivable related to our annuity reinsurance contracts had a carrying value of approximately $592 million. Our agreement with Transamerica accounted for approximately 90% of our Funds withheld at interest receivable at September 30, 2004, as compared to 91% at December 31, 2003. At September 30, 2004, the assets held and managed by our ceding companies under our annuity reinsurance contracts had a combined market value of $618 million and were invested in convertible bonds and fixed income securities having a weighted average credit quality of “A-” and a weighted average duration of 4.4 years. At December 31, 2003, these assets had a weighted average credit quality of “A-” and a weighted average duration of 5.9 years. In addition, at September 30, 2004, approximately 4.7% of such assets were invested in below investment grade securities, as compared with 5.5% of such assets at December 31, 2003.

     The average yield rates earned on the assets held and managed by our ceding companies was approximately 2.36% and 2.95% for the three and nine months ended September 30, 2004, as compared to approximately 4.73% and 3.10% for the three and nine month periods ended September 30, 2003. The average yield rate earned on the invested premiums funding our annuity obligations to Transamerica was approximately 2.55% and 3.03% for the three and nine months ended September 30, 2004. The average yield rate earned on the invested premiums funding our annuity obligations for the other annuity reinsurance agreement was approximately 4.94% and 4.98% for the three and nine months ended September 30, 2004. For purposes of calculating the average yield rate earned on assets held and managed by our ceding companies, we include our share of the investment income and net realized capital gains and losses as reported to us through our settlements with our ceding companies, although we recently resolved a dispute with Transamerica regarding the method by which realized gains and losses are settled under our reinsurance agreement.

Transamerica

     Our annuity reinsurance contract with Transamerica is our largest annuity reinsurance contract and, as of September 30, 2004, approximately $537 million, or 90%, of our Funds withheld at interest receivable; approximately $560 million, or 90%, of our Interest sensitive contracts liability; and approximately $63 million of the Deferred policy acquisition costs assets on our balance sheet related to this contract. As a result of the changes to our remaining book of business during 2003, especially the termination of our annuity reinsurance agreement with Ohio National, we expect that the assets and liabilities associated with the Transamerica contract will continue to represent a significant portion of our total assets and liabilities in future periods. While we expect that our adoption of the AICPA SOP 03-1 on January 1, 2004 will increase the volatility of our income for the contract on a quarterly basis, we do not expect the Transamerica contract to generate significant income over the long term. The amount of deferred acquisition costs we record as an asset on our balance sheet related to the Transamerica contract is based on a series of assumptions related to the investment performance of the assets supporting our liabilities under the contract, as well as future lapse rates for the underlying policies. These assumed lapse rates include assumptions regarding future full surrenders, partial withdrawals, annuitizations and policyholder deaths. While we believe the investment and lapse estimates to be reasonable, they are estimates of future events and we cannot assure you that they will prove to be accurate. If such assumptions turn out to be inaccurate, we could be required to write off additional deferred acquisition costs, which would have a significant adverse impact on our net income in future periods.

     At September 30, 2004, the assets funding the policyholder obligations under the Transamerica agreement had an average credit quality of “A-” and an average duration of 4.4 years, as compared with an average credit quality of “A-” and an average duration of 6.1 years at December 31, 2003. The contract is a retrocessional arrangement covering VisionMark fixed annuity products issued by Indianapolis Life Insurance Company, the primary insurance company. The assets underlying the Transamerica contract are managed by AmerUS Capital Management, the investment manager appointed by Indianapolis Life. At September 30, 2004 and December 31, 2003, AmerUS Capital Management had invested approximately 60% and 64%, respectively of the premiums paid in connection with the underlying policies in investment grade convertible bonds and had invested the remaining premiums in investment grade bonds, government bonds, high yield bonds and mortgage-backed securities. The value of convertible bonds is a function of their investment value (determined by comparing their yield with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and their conversion value (at market value, if converted into the underlying common stock). To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible bonds will be increasingly influenced by their conversion value. Consequently, the value of convertible bonds may be influenced by changes in the equity markets. While convertible bonds would typically be expected to produce lower investment income than other fixed income securities, convertible bonds provide the potential for higher total returns through the underlying equity component of the bonds, which are passed on to VisionMark policyholders through the total return adjustment upon surrender of the policies.

     As with the holders of other single premium deferred annuity policies, a VisionMark policyholder is guaranteed a return of premiums paid plus a guaranteed minimum interest rate of 3% to 3.5% per annum over the life of the policy. During the nine months ended September 30, 2004 and September 30, 2003, we paid approximately $8,063,000 and $13,022,000, respectively, under our annuity reinsurance contract with Transamerica to cover our proportionate share of the shortfall that arose because the net investment returns on the assets related to these policies substantially underperformed the minimum interest guarantees for surrendered policies.

     According to data provided to us by Transamerica, at September 30, 2004, the assets held by Indianapolis Life and managed by AmerUS Capital were comprised of the following:

			% of Total
Type of Security	Book Value(1)	Market Value	Market Value
Investment grade convertible bonds	$321,741,770	$330,483,850	60.2%
Investment grade U.S. corporate bonds	110,618,138	113,027,909	20.5%
Mortgage-backed securities	32,104,904	31,928,841	5.8%
Below investment grade U.S. corporate bonds	26,336,443	27,332,106	5.0%
U.S. Government bonds	46,432,674	46,592,312	8.5%

Total invested assets	$537,233,929	$549,365,017	100.0%

Accrued investment income		3,993,542

Total market value, including accrued investment income		$553,358,559

(1)	Book values are statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with Transamerica. We believe this presents a better understanding of potential future returns and cash flows under the contract.

     According to data provided to us by Transamerica, at September 30, 2004, the credit ratings of the assets (excluding accrued investment income) held by Indianapolis Life and managed by AmerUS Capital were approximately as follows:

			% of Total
Ratings(1)	Book Value(2)	Market Value	Market Value
AAA	$67,398,612	$67,504,485	12.3%
AA	50,320,151	50,028,083	9.1%
A	127,896,584	128,057,594	23.3%
BBB	265,282,137	276,442,750	50.3%
BB and below	26,336,443	27,332,106	5.0%

Total invested assets	$537,233,929	$549,365,017	100.0%

Accrued investment income		3,993,542

Total market value, including accrued investment income		$553,358,559

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on an equivalent rating assigned by the National Association of Insurance Commissioners.

(2)	Book values are statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with Transamerica. We believe this presents a better understanding of potential future returns and cash flows under the contract.

     According to data provided to us by Transamerica, at September 30, 2004, the maturity distribution of the assets held by Indianapolis Life and managed by AmerUS Capital was approximately as follows:

			% of Total
Maturity	Book Value(1)	Market Value	Book Value
Within one year	$26,454,836	$26,553,376	4.8%
From one to five years	84,687,058	84,576,573	15.4%
From six to ten years	119,293,732	120,693,784	22.0%
More than ten years	306,798,303	317,541,285	57.8%

Total all years	$537,233,929	$549,365,017	100.0%

(1)	Book values are statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with Transamerica. We believe this presents a better understanding of potential future returns and cash flows under the contract.

Other Annuity Reinsurance Contract

     At September 30, 2004, we had one other annuity reinsurance agreement. At September 30, 2004, the assets funding the policyholder obligations under this agreement had an average credit quality of “A-” and an average duration of approximately 3.85 years, as compared with an average credit quality of “A” and an average duration of approximately 3.95 years at December 31, 2003.

     According to information provided by the ceding company under this annuity reinsurance contract, at September 30, 2004, the assets held and managed by this ceding company were comprised of the following:

			% of Total
Type of Security	Book Value(1)	Market Value	Market Value
Investment grade US corporate bonds	$52,313,568	$55,019,778	86.1%
Mortgage-backed securities	4,412,390	5,011,294	7.8%
Government bonds	2,464,560	2,464,560	3.9%
Below investment grade bonds	1,431,798	1,424,138	2.2%

Total invested assets	$60,622,316	$63,919,770	100.0%

Accrued investment income		922,731

Total market value, including accrued investment income		$64,842,501

(1)	Book values are statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with the ceding company under the contract. We believe this presents a better understanding of potential future returns and cash flows under the contract.

     According to information provided by the ceding company under this annuity reinsurance agreement, at September 30, 2004, the credit ratings of the assets (excluding accrued investment income) held and managed by the ceding company were approximately as follows:

			% of Total
Ratings(1)	Book Value(2)	Market Value	Market Value
AAA	$4,672,844	$4,654,738	7.3%
AA	4,719,503	4,903,352	7.7%
A	17,758,896	18,864,083	29.5%
BBB	32,039,275	34,073,459	53.3%
BB and below	1,431,798	1,424,138	2.2%

Total invested assets	$60,622,316	$63,919,770	100.0%

Accrued investment income		922,731

Total market value, including accrued investment income		$64,842,501

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on an equivalent rating assigned by the National Association of Insurance Commissioners.

(2)	Book values are statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with the ceding company under the contract. We believe this presents a better understanding of potential future returns and cash flows under the contract.

     According to information provided by the ceding company under this annuity reinsurance agreement, at September 30, 2004, the maturity distribution of the assets held and managed by the ceding company was approximately as follows:

			% of Total
Maturity	Book Value(1)	Market Value	Book Value
Within one year	$6,270,386	$6,353,257	9.9%
From one to five years	25,718,748	27,540,531	43.1%
From six to ten years	20,636,421	21,617,649	33.8%
More than ten years	7,996,761	8,408,334	13.2%

Total all years	$60,622,316	$63,919,770	100.0%

(1)	Book values are those statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with the ceding company under the contract. We believe this presents a better understanding of potential future returns and cash flows under the contract.

Liquidity and Capital Resources

     Our liquidity and capital resources are a measure of our overall financial strength and our ability to generate cash flows from our operations to meet our operating and growth needs. Our principal sources of funds are premiums received, net investment income, proceeds from investments called, redeemed or sold and cash and short-term investments. Our principal obligations and uses of the funds are to post collateral for the statutory reserves ceded to us by U.S. based insurers and reinsurers, the payment of policy benefits, acquisition and operating expenses and the purchase of investments. Under the terms of our reinsurance agreements, we are required to provide letters of credit or fund trust accounts with liquid assets to satisfy the collateral requirements of our ceding companies. At September 30, 2004 and December 31, 2003, letters of credit totaling $35,500,000 and $53,700,000, respectively, had been issued in the ordinary course of our business by our bankers in favor of certain ceding insurance companies (including our U.S. operating subsidiary) to provide security and meet regulatory requirements. At September 30, 2004 and December 31, 2003, cash and investments of approximately $47,400,000 and $56,800,000, respectively, were pledged as collateral for letters of credit. At September 30, 2004 and December 31, 2003, cash and investments of $29,500,000 and $96,000,000, respectively, were held in trust for the benefit of certain of our ceding insurance companies to provide security and to meet regulatory requirements.

     We have two reinsurance operating subsidiaries, the largest of which is based in and operates out of Bermuda. Our other reinsurance-operating subsidiary is based in and operates out of the United States. Our Bermuda operating subsidiary reinsures a large portion of the reinsurance business written by our U.S. operating subsidiary. The primary purpose of this reinsurance is to provide reinsurance capacity to our U.S. operating subsidiary so that it can compete in its market place. Our Bermuda operating subsidiary also has made capital infusions into the U.S. operating subsidiary to allow the U.S. company to maintain targeted statutory surplus levels and to provide cash and securities as collateral for the reinsurance cessions the U.S. operating subsidiary makes to the Bermuda operating company. At September 30, 2004, approximately $51,400,000 of our cash and cash equivalents and fixed income securities were held by the U.S. operating subsidiary and were not available to us or our Bermuda operating subsidiary to fund our liquidity or collateral needs.

     On July 28, 2004, CIGNA, the ceding company under our only remaining GMDB/GMIB reinsurance agreement, drew $11 million on a letter of credit that had been issued for CIGNA’s benefit. As of June 30, 2004, CIGNA was seeking $49 million of collateral in addition to the $11 million of collateral we had previously provided in the form of a fully collateralized letter of credit. We did not agree that the aggregate $60 million collateral requirement asserted by CIGNA was required to be posted and did not post any additional collateral for this agreement. On October 26, 2004, our wholly owned subsidiary, Annuity and Life Reassurance, Ltd., entered into a Commutation and Release Agreement with CIGNA providing for the recapture by CIGNA of the GMDB/GMIB agreement. The Commutation and Release Agreement also provides for a mutual release by each of the parties of all past, present and future claims under the GMDB/GMIB agreement, including all obligations for claims and premiums that had accrued under the agreement since July 1, 2004. The parties also agreed to a mutual release of all claims under the letter of credit, and that CIGNA will retain the $11 million it previously drew under the letter of credit. In addition, we issued CIGNA a warrant to acquire one million of our common shares at an exercise price of $1.00 per share. The warrant expires on September 30, 2014.

     After giving effect to the Commutation and Release Agreement with CIGNA, as of September 30, 2004, we had satisfied all the collateral requirements of our remaining ceding companies.

     As of June 30, 2004, we were involved in arbitration proceedings with Transamerica. The arbitration related to Transamerica’s allegation that, as of October 31, 2003, we owed $17.6 million under our annuity reinsurance agreement with them. On February 3, 2004, we paid Transamerica $12.6 million, representing the net amount we believed was due under the reinsurance agreement as of October 31, 2003 after deducting $5.0 million for investment related expenses that we believe was owed to us by Transamerica. Transamerica had been pursuing arbitration with us, asserting that the $5.0 million offset is not justified and that we owed it that amount and interest on the amounts that Transamerica previously alleged were due. In addition, through October 31, 2003, we had received monthly settlement reports from Transamerica on a basis that we believe conformed to the reinsurance agreement between us. For the period subsequent to October 31, 2003, we had only received settlement reports from Transamerica prepared on a basis that Transamerica alleged was appropriate, but which we believed was not consistent with the reinsurance agreement. The principal difference related to how realized gains and losses related to the invested assets supporting the annuity obligations were settled between us. Transamerica had not provided us with realized gain and loss information on the basis we believed was appropriate. As a result, in preparing our financial statements, we adjusted the amounts reported to us by Transamerica in the monthly settlement reports for periods subsequent to October 31, 2003 to reflect what we believed was the appropriate treatment of realized capital gains and losses.

     On July 2, 2004, Transamerica agreed to settle all disputes relating to the arbitration proceedings between us. Pursuant to the terms of the settlement agreement, we agreed to calculate monthly settlements under our reinsurance agreement in a manner we believe is consistent with the original terms of the agreement. Transamerica also agreed to our $5.0 million offset of amounts owed to Transamerica at October 31, 2003. On July 8, 2004, we paid Transamerica approximately $8.7 million, representing amounts due under the reinsurance agreement as of April 30, 2004. On August 6, 2004, we paid Transamerica approximately $2.6 million, representing amounts due under the reinsurance agreement as of May 31, 2004. Although Transamerica has agreed with us to a method for computing future monthly settlements under the reinsurance agreement, the potential for significant monthly settlement payments from us to Transamerica in future periods remains. As of September 30, 2004, approximately $4.6 million was outstanding to Transamerica representing amounts due under the reinsurance agreement for the period of June 2004 through August 2004.

     At September 30, 2004, our total capitalization, which consisted entirely of equity, was $126,071,430. During 2001, our Board of Directors approved a share repurchase program of up to an aggregate of $25,000,000 of our common shares from time to time in the future if market conditions so dictate. As of September 30, 2004, no shares had been repurchased under this program.

     We continue to use substantial amounts of cash to fund our operations, primarily due to significant cash outlays required under our annuity reinsurance agreement with Transamerica, continuing costs associated with maintaining our public company status and increased compliance costs related to the Sarbanes-Oxley Act. Through September 30, 2004, we incurred $221,000 of fees in connection with our preparation for compliance with section 404 of the Sarbanes-Oxley Act of 2002. We also continue to incur a relatively high level of operating expenses, including increased professional and consulting fees relating to our analysis and pursuit of possible strategic alternatives that may be available to us and to our continuing current and periodic reporting requirements under United States securities laws. As the result of the recapture or termination of many of our reinsurance agreements, our insurance premium and investment revenue base during 2004 has decreased significantly as compared to prior periods. Our investment income has also declined during 2004, reflecting lower overall levels of invested assets in our general account, as well as a decreased asset base underlying our annuity reinsurance agreements. Consequently, our operating expenses as a percentage of our total revenue (excluding the net change in fair value of embedded derivatives) have also been increasing. If we are unable to generate sufficient revenue from our operations to satisfy our obligations and fund our operating expenses, it would have a material adverse effect on our financial condition, and we may be required to liquidate our operations.

     For the nine months ended September 30, 2004, we utilized $57,327,851 of our cash and equivalents to fund operating activities, as compared with using cash and equivalents of $86,149,537 from our operating activities for the nine months ended September 30, 2003. The utilization of our cash and equivalents during the first nine months of 2004 primarily reflects a $22,100,000 payment of unearned premiums associated with the recapture of our life reinsurance agreement with the Metropolitan Life Insurance Companies, payments of $23,800,000 to Transamerica, and an $11,000,000 payment of policy benefits associated with the recapture of our GMDB/GMIB reinsurance agreement with CIGNA.

     We have no material commitments for capital expenditures as of September 30, 2004. We plan to continue to receive premiums and pay claims under our remaining reinsurance treaties; however, we are not currently underwriting any new treaties or accepting any new business from our existing treaties. We are exploring strategic alternatives, including, but not limited to, a merger, sale, joint venture or other comparable transaction, none of which may be available to us, or which may only be available on unfavorable terms. There can be no assurance that we will be able to improve our results of operations, financial condition or liquidity. If we are unsuccessful in reducing our operating costs, negotiating the recapture or termination of the Transamerica agreement, or pursuing a strategic alternative on favorable terms, we likely will continue to experience negative cash flows and may be required to wind up our operations, sell our assets, restructure our business, or liquidate.

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

Forward-Looking and Cautionary Statements

     This report, together with other statements and information we may provide, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for future operations and financing needs or plans, as well as assumptions relating to the foregoing. The words “expect,” “project,” “estimate,” “predict,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements include these expressions. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Factors that could materially and adversely affect our operations and financial condition and/or cause our actual results of operations or financial condition to differ from those expressed or implied in our forward-looking statements include, but are not necessarily limited to, our ability to meet the obligations associated with our current business and to fund our continuing operations; our ability to reduce or otherwise satisfy our collateral obligations; our ability to pursue strategic alternatives on favorable terms; the outcome of pending legal proceedings involving us; our ability to obtain adequate financial ratings; the ability of our cedents to manage successfully assets they hold on our behalf; our success in managing our investments; our ability to list our common shares for trading on a national exchange or automated quotation system; changes in mortality, morbidity and claims experience; our ability to make accurate estimates and assumptions regarding future mortality, persistency, lapses, expenses and investment performance based upon historical results and information provided to us by our cedents; our ability to underwrite business; unanticipated withdrawal or surrender activity; changes in market conditions, including changes in interest rate levels; the competitive environment; the impact of recent and possible future terrorist attacks and the U.S. government’s response thereto; our ability to attract and retain clients; the loss of a key executive; regulatory changes (such as changes in U.S. tax law and insurance regulation that directly affect the competitive environment for our products); and a prolonged economic downturn. Investors are also directed to consider the risks and uncertainties discussed in other documents we have filed with the Securities and Exchange Commission, and in particular, our Annual Report on Form 10-K for the year ended December 31, 2003, as amended. We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf.

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

     On January 1, 2004, we adopted AICPA Statement of Position (SOP) 03-1. One requirement of the SOP is for us to record the largest contractually determinable amount payable to the policyholder of each underlying policy comprising our Interest sensitive contract liabilities as our reserve for those policies, rather than simply recording reserves based solely on the policyholder account values. The computation of amounts due policyholders under our reinsurance contract with Transamerica includes a market value adjustment and, to the extent the market value adjustment would require payments to policyholders in excess of the minimum guarantee amount under the policies, the reserve required under the SOP is directly influenced by changes in the value of the underlying assets. The SOP modified the accounting for liabilities recorded in connection with our reinsurance contracts, but did not modify the accounting for the assets supporting the liabilities. As a result, changes in our reserve levels resulting from underlying asset value changes will not be offset with corresponding changes in our Funds withheld asset values. This mismatch will cause volatility in net income on a quarterly basis, but we believe it will have no effect on the underlying profitability of the Transamerica contract over the long term. To the extent that the minimum guarantee payable under the policy exceeds the payment that would be required as a result of the market value adjustment, the reserves required under the SOP would be based upon the minimum guarantee and the mismatch between liabilities and assets is less significant. If we computed our reserves as if the amounts payable to the policyholders under the Transamerica contract exceeded the minimum guarantee amount, a 1% increase (decrease) in underlying asset values would cause a $5 million charge (benefit) to net income.

     On October 26, 2004, our wholly owned subsidiary, Annuity and Life Reassurance, Ltd., entered into a Commutation and Release Agreement with CIGNA providing for the recapture by CIGNA of the GMDB/GMIB agreement. As of December 31, 2003, we had established reserves of $11,000,000 related to these types of minimum guarantees associated with variable annuity products. Upon the Company’s adoption of SOP 03-1 on January 1, 2004, the amount of reserves for future policy benefits relating to minimum guarantees associated with variable annuity products was reduced by $1,878,760. Reserves were $8,976,700 at the time of the recapture by CIGNA. As of September 30, 2004, we had no established reserves related to these types of minimum guarantees associated with variable annuity products due to the recapture of the only remaining contract reinsuring these risks.

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

     As of the end of the period covered by this Form 10-Q, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Included in this evaluation were considerations of the points raised in KPMG’s letter. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the points raised in KPMG’s letter were not indicative of a deficiency in the Company’s system of disclosure controls and procedures and that the Company’s disclosure controls and procedures were effective. However, in response to KPMG’s letter, the Company has instituted a process requiring formal review of each entry in its general ledger relating to its Transamerica contract by both its Chief Executive Officer and Chief Financial Officer, and has modified its procedures to better document the completion of such reviews. The Company has also engaged an internationally recognized consulting firm to provide additional financial oversight to the Company in high-risk areas. These efforts are in addition to the process of reviewing, assessing, and formalizing the Company’s internal controls in light of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which the Company had commenced prior to the receipt of KPMG’s March 24, 2004 letter.

     During the third quarter of 2004, the Company strengthened its internal controls related to the segregation of duties in its bank statement reconciliation procedure. The Company is also in the process of strengthening its internal controls over wire transfers, which the Company anticipates will be completed in the fourth quarter. Other than the foregoing, there have been no other changes in the Company’s internal controls over financial reporting during the period ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

     On and since December 4, 2002, certain of our shareholders, seeking to act as class representatives, filed lawsuits against us and certain of our present and former officers and directors in the United States District Court for the District of Connecticut seeking unspecified monetary damages. The plaintiffs claim that the defendants violated certain provisions of the United States securities laws by making various alleged material misstatements and omissions in public filings and press releases. The plaintiffs filed a single consolidated amended complaint in July 2003, adding as defendants XL Capital Ltd and two additional directors. On October 1, 2003, we answered the amended and consolidated complaint and denied liability on the claims the plaintiffs have asserted. In January 2004, the court ordered that a related action that the plaintiffs filed against KPMG LLP (United States) and KPMG in Bermuda be consolidated with the action against us. In February 2004, the court denied certain individual defendants’ motions to dismiss the action. In March 2004, the court denied motions to dismiss filed by certain other individual defendants and XL Capital Ltd. Also in March 2004, KPMG LLP (United States) and KPMG in Bermuda filed motions to dismiss the action. The court has not yet ruled on KPMG LLP’s (United States), KPMG in Bermuda’s and one individual defendant’s respective motions to dismiss. The individual defendant’s motion to dismiss will become moot if the settlement discussed below is consummated.

     On July 20, 2004, we announced that we had reached an agreement in principle with the plaintiffs, subject to full documentation by the parties to the settlement, notice to the class, court approval and other steps required to consummate a class action settlement, to settle the lawsuit. In August 2004, the parties to the settlement executed and filed a Stipulation setting forth their settlement agreement, and sought court approval. The parties to the settlement are the plaintiffs and the class (which consists, subject to certain exclusions, of persons who purchased our common shares between March 15, 2000 and November 19, 2002), us, all individual defendants and XL Capital, Ltd. The settlement is without any admission of liability or wrongdoing. We, along with our directors and officers’ liability carrier and XL Capital Ltd., have agreed to pay an aggregate of $16.5 million. Our share of the settlement is $2.5 million in cash, which we paid into escrow in August 2004, and an additional $2.5 million in common shares (subject to a cap of 19.9% of our outstanding shares), although we have reserved the right to elect to pay this portion in cash.

     In October 2004, the court ordered that notice of the settlement be given to class members, set deadlines for class members to exclude themselves from the class or file objections to the settlement, and scheduled a Settlement Fairness Hearing for January 2005. The settlement cannot be consummated until and unless the court approves it.

     As of June 30, 2004, we were involved in arbitration proceedings with Transamerica Occidental Life Insurance Company (“Transamerica”). The arbitration related to Transamerica’s allegation that, as of October 31, 2003, we owed $17.6 million under our annuity reinsurance agreement with them. On February 3, 2004, we paid Transamerica $12.6 million, representing the net amount we believed was due under the reinsurance agreement as of October 31, 2003 after deducting $5.0 million for investment related expenses that we believe was owed to us by Transamerica. Transamerica pursued arbitration with us, asserting that the $5.0 million offset was not justified and that we owed it that amount and interest on the amounts that Transamerica previously alleged were due. In addition, through October 31, 2003, we had received monthly settlement reports from Transamerica prepared on a basis that we believe conformed with the reinsurance agreement between us. For the period subsequent to October 31, 2003, we had only received settlement reports from Transamerica prepared on a basis that Transamerica alleged was appropriate, but which we believed was not consistent with the reinsurance agreement. The principal difference related to how realized gains and losses related to the invested assets supporting the annuity obligations were settled between us. Transamerica had not provided us with realized gain and loss information on the basis we believed was appropriate. As a result, in preparing our financial statements, we adjusted the amounts reported to us by Transamerica in the monthly settlement reports for periods subsequent to October 31, 2003 to reflect what we believed was the appropriate treatment of realized capital gains and losses.

     On July 2, 2004, Transamerica agreed to settle all disputes relating to the arbitration proceedings between us. Pursuant to the terms of the settlement agreement, we agreed to calculate monthly settlements under our reinsurance agreement in a manner we believe is consistent with the original terms of the agreement. Transamerica also agreed to our $5.0 million offset of amounts owed to Transamerica at October 31, 2003. On July 8, 2004, we paid Transamerica approximately $8.7 million, representing amounts due under the reinsurance agreement as of April 30, 2004. On August 6, 2004, we paid Transamerica approximately $2.6 million, representing amounts due under the reinsurance agreement as of May 31, 2004. Although Transamerica has agreed with us to a method for computing future monthly settlements under the reinsurance agreement, the potential for significant monthly settlement payments from us to Transamerica in future periods remains. As of September 30, 2004, approximately $4.6 million was outstanding to Transamerica representing amounts due under the reinsurance agreement for the period of June 2004 through August 2004.

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

     There are no other material arbitration or other legal proceedings currently in process in which we are involved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table summarizes our equity security repurchases during the three months ended September 30, 2004:

			Total Number of	Approximate Dollar
	Total		Share Purchased	Value of Shares that
	Number of	Average	as part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the
Period	Purchased	per Share	or Programs	Plans or Programs (1)
July 1 – July 31, 2004	—	—	—	$25,000,000
August 1 – August 31, 2004	—	—	—	$25,000,000
September 1 – September 30, 2004	—	—	—	$25,000,000

Total	—	—	—	$25,000,000

(1)	During 2001, our Board of Directors approved a share repurchase program to allow us to repurchase up to an aggregate $25,000,000 of our common shares in the future if market conditions so dictate. As of September 30, 2004, no shares had been repurchased under the program.

     The Annual Meeting of Shareholders of the Company was held on August 5, 2004. The following matters were voted upon at the Annual Meeting, and received the votes set forth below:

(a)	All of the following persons were nominated to serve as directors and received the number of votes set forth opposite their respective name:

	FOR	WITHHELD
Martin A. Berkowitz	19,509,481	253,772
Michael P. Esposito, Jr.	19,495,204	268,049
Robert P. Johnson	19,526,881	236,372
Jeffrey D. Watkins	19,519,681	243,572

(b)	A proposal to ratify the appointment of Marcum & Kliegman LLP as the Company’s independent accountants for the 2004 fiscal year was approved, having received 19,304,706 votes FOR and 427,047 votes AGAINST, with 31,500 abstentions and broker non-votes.

(c)	A proposal to consolidate the Company’s common shares within a range of one-for-two to one-for-twenty was approved and to grant authority to the Company’s Board of Directors to determine the final terms and effective time of such consolidation was approved, having received 13,845,061 votes FOR and 5,902,878 votes AGAINST, with 15,314 abstentions and broker non-votes.

(d)	The shareholders approved a proposal to amend the Company’s byelaws to authorize the Board of Directors to determine the final terms and effective time of the consolidation of share capital approved in (c) above, with the proposal having received 13,892,509 votes FOR and 5,849,130 votes AGAINST, with 21,614 abstentions and broker non-votes.

Item 6. Exhibits

     10.1 Commutation and Release Agreement, by and between Annuity & Life Reassurance, Ltd. and Connecticut General Life Insurance Company, dated October 26, 2004 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed on October 28, 2004).

     10.2 Annuity and Life Re (Holdings), Ltd. Common Stock Purchase Warrant, issued to Connecticut General Life Insurance Company, dated as of September 30, 2004 (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed on October 28, 2004).

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

ANNUITY AND LIFE RE (HOLDINGS), LTD.

/s/ John F. Burke

Name: John F. Burke
Date: November 8, 2004	Title: Chief Executive Officer

/s/ John W. Lockwood

Name: John W. Lockwood
Date: November 8, 2004	Title: Chief Financial Officer

Exhibit Index

10.1	Commutation and Release Agreement, by and between Annuity & Life Reassurance, Ltd. and Connecticut General Life Insurance Company, dated October 26, 2004 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed on October 28, 2004).

10.2	Annuity and Life Re (Holdings), Ltd. Common Stock Purchase Warrant, issued to Connecticut General Life Insurance Company, dated as of September 30, 2004 (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed on October 28, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.