Form 10-Q/A
period 2004-09-30
ANNUITY & LIFE RE (HOLDINGS), LTD.
filed 2004-11-09
CIK 1051628

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

Explanatory Note

     On November 8, 2004, we filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 with the Securities and Exchange Commission. Unfortunately, the filing was submitted to the Commission prior to certain final changes being made to the report. Accordingly, we are filing this Amendment No. 1 to the report to incorporate those changes, which appear in the financial statements and related notes and in Management’s Discussion and Analysis of Financial Condition and Results of Operations. None of the changes affect the financial results reported in the original filing.

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

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in U.S. dollars)

	For the Three Months Ended
	September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss for the period	$(3,095,705)	$(3,786,905)	$(8,691,688)	$(124,978,162)
Other comprehensive income (loss):
Unrealized holding gains (loss) on securities arising during the period	1,722,029	(482,029)	(346,583)	2,556,717
Less reclassification adjustment for realized (loss) gains in net loss	(84,868)	(52,025)	456,172	6,508,019

Other comprehensive income (loss)	$1,806,897	$(430,004)	$(802,755)	$(3,951,302)

Total comprehensive loss	$(1,288,808)	$(4,216,909)	$(9,494,443)	$(128,929,464)

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

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

     Annuity and Life Re (Holdings), Ltd. (“Holdings”) was incorporated on December 2, 1997 under the laws of Bermuda. Holdings provides annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiaries: Annuity and Life Reassurance, Ltd., which is licensed under the laws of Bermuda as a long term insurer; Annuity and Life Re America, Inc., an insurance holding company based in the United States; and Annuity and Life Reassurance America, Inc., a life insurance company domiciled in the United States. Holdings, Annuity and Life Reassurance, Annuity and Life Re America and Annuity and Life Reassurance America are collectively referred to herein as the “Company.”

2. Going Concern Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended December 31, 2003, as amended. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2003. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

3. Loss per Common Share

     The following table sets forth the computation of basic and diluted loss per common share for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Loss before cumulative effect of a change in accounting principle	$(3,095,705)	$(3,786,905)	$(8,325,728)	$(124,978,162)
Cumulative effect of a change in accounting principle (Note 5)	—	—	(365,960)	—

Net loss	$(3,095,705)	$(3,786,905)	$(8,691,688)	$(124,978,162)

Basic:
Weighted average number of common shares outstanding	25,945,328	25,893,861	25,856,995	25,848,999
Net loss per common share before cumulative effect of a change in accounting principle	$(0.12)	$(0.15)	$(0.32)	$(4.83)
Cumulative effect of a change in accounting principle per common share	$—	$—	$(0.01)	$—

Net loss per common share	$(0.12)	$(0.15)	$(0.33)	$(4.83)

Diluted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average number of common shares outstanding	25,945,328	25,893,861	25,856,995	25,848,999
Net loss per common share before cumulative effect of a change in accounting principle	$(0.12)	$(0.15)	$(0.32)	$(4.83)
Cumulative effect of a change in accounting principle per common share	$—	$—	$(0.01)	$—

Net loss per common share	$(0.12)	$(0.15)	$(0.33)	$(4.83)

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

5. Accounting Standards

Emerging Issues Task Force

     The Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” in late 2003. It contains two aspects that impact the Company. Firstly, it provides details regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These disclosures were effective in annual financial statements for fiscal years ended after December 15, 2003 and, accordingly, were provided in the Company’s financial statements for the year ended December 31, 2003. Secondly, it provides additional guidance for evaluating whether an investment is other-than-temporarily impaired. This guidance was scheduled to be effective for reporting periods beginning after June 30, 2004. However, the FASB has since determined that a delay in the effective date of these provisions was necessary until it can issue additional guidance on the application of EITF Issue No. 03-1. The Company will assess whether this guidance will have a material impact on the Company’s results of operations or financial condition once it is released.

Variable Interest Entities

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (as amended in December 2003, “FIN 46”), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created before January 31, 2003 in the first fiscal year or interim period beginning after March 15, 2004. The effect of the adoption of this new accounting pronouncement did not have a significant impact on the Company’s condensed consolidated financial statements.

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

     On January 1, 2004, the Company adopted this new accounting standard. At that time, the Company had a combined GMDB/GMIB contract with CIGNA and an annuity reinsurance agreement with Transamerica that were both affected by the adoption of the new SOP. The CIGNA contract has since been recaptured, although the Transamerica agreement remains in place. The cumulative effect of the change in accounting principle was a net loss of $365,960. As a result of adopting the SOP, the amount of reserves carried for the Company’s GMDB/GMIB reinsurance agreement with CIGNA was reduced by $1,878,760, favorably impacting the Company’s results of operations. Also as a result of the SOP, the Company increased its reserves for interest sensitive contracts liability for its Transamerica contract by $38,398,730 to $611,486,170, and increased its deferred policy acquisition costs for that contract by $36,154,010 to $65,907,500. The impact of the adoption of the SOP on the Company’s accounting for the Transamerica annuity reinsurance agreement was a net charge to income of $2,244,720. While this new SOP does not change management’s view of the profitability of the Transamerica agreement over the long term, the Company does anticipate that this new standard will increase the volatility of its income for this agreement on a quarterly basis.

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

7. Restricted Stock

     In 2002, the Board of Directors adopted a Restricted Stock Plan (the “Plan”) under which it may grant common shares to key employees. The aggregate number of common shares that may be granted under the Plan is 1,200,000, and the Compensation Committee of the Board of Directors administers the Plan. Since the inception of the Plan, the Company has issued 976,000 shares of restricted stock. As a result of certain employees terminating their employment with the Company, 227,133 shares of restricted stock were cancelled in 2003 and 58,267 shares of restricted stock were cancelled in the first three quarters of 2004. The following table summarizes the vesting schedule for the shares of restricted stock issued to current employees and outstanding as of September 30, 2004:

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

     The change in fair value of the embedded derivative also impacts the emergence of expected gross profits for purposes of amortizing deferred acquisition costs associated with the contract. The application of this accounting policy has increased the volatility of our reported earnings. While we have made an estimate of the fair value of the embedded derivative using a model that we believe to be appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. In addition, as industry standards for estimating the fair value of embedded derivatives develop, it is possible that we may modify our methodology. Changes in our assumptions and industry standards could have a significant impact on the fair value of the embedded derivative and our reported earnings. We do not bifurcate and separately account for the embedded derivatives contained in our Transamerica annuity reinsurance agreement because we acquired this agreement prior to the transition date elected by us under SFAS No. 133, as amended. Because of the nature of the assets underlying our Transamerica agreement, which were roughly 60% convertible bonds at September 30, 2004, the bifurcation and separate accounting for the embedded derivatives contained in that contract could add significant volatility to our reported results.

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

     In the nine months ended September 30, 2004, the cumulative effect of a change in accounting principle due to the adoption of Statement of Position (SOP) 03-1 was a net loss of $365,960. Upon the adoption of the SOP on January 1, 2004, the amount of Reserves for future policy benefits relating to our GMDB/GMIB agreement with CIGNA was reduced by $1,878,760, favorably impacting our results of operations during the nine months ended September 30, 2004. The impact of the adoption of the SOP on our accounting for the Transamerica annuity reinsurance agreement was a net charge of $2,244,720 as a result of an increase in interest sensitive contracts liability of $38,398,730, partially offset by an increase in deferred policy acquisition costs of $36,154,010.

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

     Net Change in the Fair Value of Embedded Derivatives. Under SFAS No. 133, we are required to bifurcate and separately account for the embedded derivatives contained in one of our annuity reinsurance contracts. For the three and nine month periods ended September 30, 2004, the net change in fair value of our embedded derivatives was an unrealized gain of $565,939 and $1,692,113, respectively. For the three and nine month periods ended September 30, 2003, the net change in fair value of our embedded derivatives was an unrealized gain of $2,808,427 and $14,845,749, respectively. Since the end of the third quarter of 2003, we had one annuity reinsurance agreement with embedded derivatives that we were required to bifurcate and account for separately. The net change in fair value of our embedded derivatives during the three month period ended September 30, 2003 largely reflects the termination of an annuity reinsurance agreement with an affiliate of XL Life in the third quarter of 2003 as part of our comprehensive settlement with XL Life. The primary reason for the net change in fair value of our embedded derivatives for the nine month period ended September 30, 2003 was the termination of certain of our annuity reinsurance agreements, including our agreement with Ohio National. Widening credit spreads and bond defaults in the portfolio of assets supporting this agreement had caused unrealized losses in our embedded derivatives in prior periods, which were reversed upon termination of the reinsurance agreement.

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

Segment Results

     We separately track financial results of our life and annuity operations in segments. Each segment is defined by the dominant risk characteristic inherent in products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk. In addition, one of our remaining modified coinsurance annuity reinsurance agreements has features that constitute an embedded derivative that requires bifurcation and separate accounting under SFAS No. 133 — Accounting for Derivative Instruments and Hedging Activities. The change in the fair value of this embedded derivative is included in the annuity segment. Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in our portfolio and investment income on undeployed invested assets. Operating expenses are generally allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to the segment. Costs associated with our efforts to raise capital and pursue other strategic alternatives and the anticipated costs of settling the purported shareholder class action lawsuit have been completely allocated to the corporate segment. Segment results are reported in Note 4 to our unaudited condensed consolidated financial statements.

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

     Our annuity segment contains the majority of our assets and exposes us to significant net income volatility from three sources. First, under SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities; we must value the embedded derivative associated with one of our annuity reinsurance agreements. This unrealized change in the value of the derivative is reported in our income statement each quarter. The change in the value of the derivative can be large, and is driven by financial market conditions, most notably credit risk related changes. Second, as a result of our adoption of AICPA Statement of Position (SOP) 03-1, changes in our reserve levels for our Transamerica annuity reinsurance agreement resulting from underlying asset value changes will not be offset with corresponding changes in our Funds withheld asset values, which will cause volatility in net income. To the extent that the minimum guarantee payable under the policies underlying the Transamerica agreement exceeds the payment that would be required as a result of the market value adjustment in those policies, the reserves required under the SOP would be based upon the minimum guarantee and the mismatch between liabilities and assets is less significant. If we computed our reserves as if the amounts payable to the policyholders under the Transamerica contract exceeded the minimum guarantee amount, a 1% increase (decrease) in underlying asset values would cause a $5 million charge (benefit) to net income. Third, our Transamerica annuity reinsurance contract has exhibited volatility in the past due to write downs of our deferred acquisition cost balance which were based upon management’s estimates of future investment performance and lapse experience. While we believe these estimates are reasonable, they are estimates of future events and may prove to be inaccurate. If such assumptions turn out to be inaccurate, we could be required to write off additional deferred acquisition costs, which would have a significant adverse impact on our net income in future periods. Our annuity reinsurance contract with Transamerica, which represented 90% of our annuity segment assets at September 30, 2004, is not expected to generate significant income in the future.

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

     For the nine months ended September 30, 2004, segment loss before the cumulative effect of a change in accounting principle was $(4,635,218), as compared to a loss of $(44,375,935) for the nine months ended September 30, 2003. The loss for the nine months ended September 30, 2004 reflects a loss of approximately $2,965,000 incurred on our annuity agreement with Transamerica, a loss of approximately $1,539,000 incurred on our GMDB/GMIB contract with CIGNA, and a loss of $352,000 from our second largest annuity reinsurance agreement. The loss from our Transamerica agreement reflects a $5,000,000 benefit from the settlement of our dispute with Transamerica, offset by the amortization of deferred policy acquisition costs and LMIG payments. Upon the adoption of the SOP on January 1, 2004, the amount of reserves for future policy benefits for our GMDB/GMIB reinsurance agreement with CIGNA was reduced by $1,878,760, favorably impacting our results of operations. The impact of the adoption of the SOP on our accounting for the Transamerica annuity reinsurance agreement was a cumulative charge of $2,244,720 as a result of an increase in Interest sensitive contracts liability of $38,398,730 partially offset by an increase in deferred policy acquisition costs of $36,154,010. The cumulative effect of a change in accounting principle was a net loss of $365,960, resulting in net segment loss of $(5,001,178) for the nine months ended September 30, 2004.

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

ANNUITY AND LIFE RE (HOLDINGS), LTD.

/s/ John F. Burke

Name: John F. Burke
Date: November 9, 2004	Title: Chief Executive Officer

/s/ John W. Lockwood

Name: John W. Lockwood
Date: November 9, 2004	Title: Chief Financial Officer

Exhibit Index

10.1	Commutation and Release Agreement, by and between Annuity & Life Reassurance, Ltd. and Connecticut General Life Insurance Company, dated October 26, 2004 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed on October 28, 2004).

10.2	Annuity and Life Re (Holdings), Ltd. Common Stock Purchase Warrant, issued to Connecticut General Life Insurance Company, dated as of September 30, 2004 (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed on October 28, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.