Form 10-K
period 2004-12-31
ANNUITY & LIFE RE (HOLDINGS), LTD.
filed 2005-03-31
CIK 1051628

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13
OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 1-16561

ANNUITY AND LIFE RE (HOLDINGS), LTD.
(Exact Name of Registrant as Specified in Its Charter)

BERMUDA (State or Other Jurisdiction of Incorporation or Organization)	66-0619270 (I.R.S. Employer Identification No.)

CUMBERLAND HOUSE, 1 VICTORIA STREET, HAMILTON, BERMUDA (Address of Principal Executive Offices)	HM 11 (Zip Code)

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

     As of June 30, 2004, the aggregate market value of Common Shares, $1.00 par value, held by non-affiliates was $11,934,034.

     As of March 1, 2005, 26,338,528 Common Shares, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

     Our company has encountered significant difficulties during the last four years. In addition to reporting significant operating losses for those years, we have reduced our operations significantly through the novation, termination and recapture of many of our life and annuity reinsurance agreements. We plan to continue to receive premiums and pay claims under our remaining reinsurance treaties; however, we are not currently underwriting any new treaties or accepting any new business from our existing treaties.

     On October 26, 2004, Connecticut General Life Insurance Company (“CIGNA”) agreed to recapture its guaranteed minimum death benefit and guaranteed minimum income benefit agreement with us effective as of July 1, 2004. We agreed with CIGNA to a mutual release of all past, present and future claims under the agreement, including all obligations for claims and premiums that had accrued under the agreement since July 1, 2004. We also agreed with CIGNA to a mutual release of all claims under the letter of credit that we had posted as collateral under the agreement, and that CIGNA would retain the $11.0 million it previously drew under the letter of credit. In addition, on October 26, 2004, we issued CIGNA a warrant dated as of September 30, 2004 to acquire one million of our common shares at an exercise price of $1.00 per share. The warrant expires on September 30, 2014. Following the termination of our agreement with CIGNA, we no longer have any exposure to guaranteed minimum death benefits or guaranteed minimum income benefits. We recorded a charge of approximately $2.4 million in the third quarter of 2004 as a result of the settlement with CIGNA.

     On December 31, 2004, we entered into a binding letter of intent with Transamerica Occidental Life Insurance Company (“Transamerica”) that provided for the novation of our life reinsurance agreements with Scottish Re Limited (“Scottish Re”) and with Fidelity and Guaranty Life Insurance Company (“F&G”) to Transamerica as of December 31, 2004. The letter of intent also provided that, upon consummation of the novation of the life reinsurance agreements, Transamerica would terminate its annuity reinsurance agreement with us and recapture all business ceded under the agreement effective as of December 1, 2004. Our annuity reinsurance agreement with Transamerica has generated substantial losses since 2001 and has required us to make significant cash payments to Transamerica. Terminating or restructuring this agreement has been a key strategic objective, as well as a critical step to pursuing any strategic alternatives.

     Pursuant to our letter of intent with Transamerica, on January 31, 2005, we executed definitive documents and novated our life reinsurance agreements with Scottish Re and F&G to Transamerica as of December 31, 2004. In consideration of these novations, we paid Transamerica $18.5 million, representing a transfer of reserves related to the life reinsurance agreements that were novated. Also, on January 31, 2005, we executed an amendment to our annuity reinsurance agreement with Transamerica pursuant to which our agreement with Transamerica was terminated, and Transamerica recaptured all business ceded under the agreement effective as of December 1, 2004. In consideration of the recapture, we paid Transamerica all amounts owed under the annuity reinsurance agreement through November 30, 2004, which was approximately $7.1 million, along with a termination premium of $14.0 million.

     In connection with the novations of the life reinsurance agreements, approximately $28.9 million of collateral held in a trust established with respect to our life reinsurance agreement with Scottish Re was transferred to Transamerica. In addition, $23.8 million of the letters of credit we posted on behalf of our life reinsurance agreement with F&G were cancelled and the collateral securing those letters of credit was released to us. Approximately $39.6 million was paid to Transamerica in connection with the novation and recapture transactions from this collateral, including $18.5 million as consideration for the novations, a $14.0 termination premium and approximately $7.1 million for amounts due to Transamerica on December 1, 2004. Following those payments, approximately $13.1 million of cash and securities previously posted as collateral was released to us. We recorded a loss of approximately $60.6 million during the fourth quarter of 2004 relating to these novation and recapture transactions. On March 30, 2005, we received a demand letter from Transamerica stating that $7.0 million was owed to Transamerica as an adjustment to the F&G policy benefit reserves. If we and Transamerica are unable to resolve this issue through continued discussions, we would seek adjudication of the dispute in accordance with the provisions of the Master Agreement, which calls for the matter to be submitted to a Fellow of the Society of Actuaries whose determination shall be final, binding and conclusive. While there can be no assurances, we believe that Transamerica is not entitled to this $7.0 million. Presently, we are unable to determine the amounts, if any, that may be due to or from Transamerica resulting from adjustments to the policy benefit reserves.

     Our remaining life reinsurance agreements are the reinsurance of ordinary life insurance, primarily for mortality risk. Profitability of our life reinsurance line depends in large part on the volume and amount of death claims incurred. While death claims are reasonably predictable over a long time horizon, they are less predictable over shorter periods and are subject to fluctuation from quarter to quarter and year to year, particularly given the relatively small size of our in force business as a result of recaptures and terminations in previous periods. Significant fluctuations from period to period could adversely affect the results of our operations. Similarly, claims experience that exceeds what we anticipated at the time we enter into reinsurance agreements can also adversely affect the results of our operations, as occurred in 2003 and 2002. At December 31, 2004 and December 31, 2003, the total face amount of our life insurance in force was approximately $2.3 billion and $17.5 billion, respectively.

     Our remaining annuity reinsurance agreement reinsures general account fixed deferred annuities. Profitability of this agreement is primarily dependent on earning a spread between the interest rate earned on the assets under management and the interest rate credited to the policyholder. This agreement is market and interest rate sensitive. Fluctuations in the general level of interest rates and fixed income markets from period to period may cause fluctuations in the profitability of this agreement. At December 31, 2004 and December 31, 2003, our liability for annuity reinsurance agreements amounted to approximately $58 million and $671 million, respectively.

     Because our financial results are heavily dependent on three life reinsurance agreements and one remaining annuity reinsurance agreement, large fluctuations in actual experience under any one of these agreements could cause volatility in our overall financial results.

     While we believe we have sufficient operating liquidity to sustain our operations for at least the next twelve months, we continue to explore strategic alternatives to attempt to maximize shareholder value. These alternatives include, but are not limited to, a merger, sale, joint venture, sale of assets, including our remaining reinsurance agreements, or other comparable transaction. We do not know the terms upon which these transactions might be available, if at all. For a more detailed discussion of certain factors that could materially and adversely affect our financial condition and results of operations, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Forward-Looking Statements.

The Reinsurance Business

     The business of reinsurance generally consists of reinsurers, such as our company, entering into contractual arrangements (known as treaties) with primary insurers (known as ceding companies) whereby the reinsurer agrees to indemnify the ceding company for all or a portion of the risks associated with an underlying insurance policy in exchange for a reinsurance premium payable to the reinsurer. Reinsurers also may enter into retrocessional reinsurance arrangements with other reinsurers, which operate in a manner similar to the underlying reinsurance arrangement described above. Under retrocessional reinsurance arrangements, the reinsurer cedes a portion of the risk associated with an underlying reinsurance contract to other reinsurers (known as retrocessionaires).

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

     Certain of our remaining reinsurance treaties provide for recapture rights, permitting the ceding company to reassume all or a portion of the risk ceded to us after an agreed-upon period of time (generally 10 years for our life reinsurance treaties), subject to certain other conditions. Some of our reinsurance treaties allow the ceding company to recapture the ceded risk if we fail to maintain a specified rating or if other financial conditions relating to us are not satisfied. Because our financial ratings were downgraded in 2003 and subsequently withdrawn by the various rating agencies, we have had certain treaties recaptured as a result. During the last three years, we have also sought to negotiate the termination and recapture of certain unprofitable treaties and to reduce or eliminate the collateral requirements associated with those treaties. Recapture of business previously ceded does not affect earned premiums paid to us prior to the recapture of such business and may involve the payment to us of a recapture fee. Nevertheless, we may be obligated to return unearned premiums, or pay other penalties, and we may also have to liquidate assets in order to return the assets supporting the reserve liabilities. In addition, we would no longer be entitled to receive the premiums paid by the policyholders underlying the recaptured business and would likely be required to accelerate the amortization of any unamortized deferred acquisition costs associated with business that is recaptured, which was the case with certain treaties recaptured during the last three years. These recaptures have had an adverse impact on our reported results of operations. While some of our ceding companies may have these contractual rights, we are not currently aware of any that intend to exercise their right to recapture.

Risks Reinsured

     We have historically written reinsurance predominantly on a direct basis with primary life insurance companies and other reinsurers. Our remaining reinsurance treaties are generally for traditional life reinsurance and annuity reinsurance, which expose us to the following categories of risks: (i) mortality, (ii) investment, (iii) persistency (or lapse) and (iv) expense.

     Mortality risk is the risk that death claims differ from what we expect. With respect to our life segment, a greater frequency or higher average size of death claims than we expected could cause us to pay greater death benefits, adversely affecting the profitability of our reinsurance agreements. Even if the total death benefits paid over the life of our contracts do not exceed the expected amount, unexpected timing of deaths can cause us to pay more death benefits in a given time period than expected, adversely impacting profitability in that period. We try to address these risks by considering each block of business based on an evaluation of the ceding company’s underwriting efficacy, history, management, target market, concentration of risk, products and underwriting criteria relative to the industry. We historically targeted primarily “first dollar” quota share pools of top producing direct writing companies under which we participated proportionately with other reinsurers on all of the ceded risks, although not necessarily at the same pricing. We sought to mitigate our risk of exposure to any one block of business or any one individual life by typically requiring our ceding companies to retain at least 10% of every life insurance risk reinsured. We further addressed the risk of any one large claim by generally limiting our own net liability on any single-life risk to $1,000,000.

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

     As of December 31, 2004, our ceding companies had approximately $56.4 million in assets that were held and managed by or for them under our modified coinsurance and coinsurance funds withheld arrangements. The largest portion of the funds withheld by our ceding companies at December 31, 2004, which amounted to $51.3 million, was related to our remaining modified coinsurance annuity reinsurance agreement. While we do not own the assets that are held under modified coinsurance or coinsurance funds withheld arrangements, they are used to fund our obligations under our reinsurance agreements. We record a receivable called “Funds withheld at interest” based on the amounts due to us under these contracts and are exposed to the risks associated with the securities in which the assets supporting the receivable are invested.

     We are also subject to investment risk based on the difference between investment returns earned on the investments managed by us or our ceding companies and the credited interest rates paid under policies reinsured by us. Both rising and declining interest rates can affect the income we derive from these interest rate spreads. During periods in which prevailing market interest rates are falling, any new investments made in fixed income securities to replace investments that mature or are prepaid will likely bear lower interest rates, reducing our investment income. We may not be able to fully offset the decline in our investment income with lower crediting rates on our annuity reinsurance agreement or reinsurance agreements covering life insurance policies with cash value components. During periods of rising interest rates, our ceding companies may need to increase the crediting rates on the annuities or life insurance policies with cash value components that we reinsure. We may not, however, be able to acquire investments with interest rates sufficient to offset these increased crediting rates. Significant declines in the financial markets generally also increase our investment risk, because the return we receive on our assets may not be sufficient to fully offset the cost of benefits due under certain reinsured policies.

     We may use interest rate swaps and other financial instruments as tools to mitigate the effects of asset/liability mismatches or the effect of interest rate changes on our balance sheet. In general, however, we do not hedge our investment risk.

     Persistency or lapse risk is the risk that policyholders maintain their policies for different periods of time than expected. This includes policy surrenders and policy lapses. Surrenders are the voluntary termination of a policy by the policyholder, while lapses are the termination of the policy due to non-payment of premium. Surrender and lapse rates that are higher than what we assumed when pricing a contract can cause us to increase the rate of amortization of our deferred acquisition costs for the annuity policies and certain types of life insurance that we reinsure, which would adversely affect our results of operations. If the actual surrender and lapse rates remain too high for too long and we conclude that the contract will be unprofitable over its expected lifetime, we are then required to write down our deferred acquisition costs to their estimated recoverable cost, as was the case in 2001 and 2002 with our annuity reinsurance agreement with Transamerica. Surrenders also usually involve the return of the policy’s cash surrender value to the policyholder, which reduces the asset base on which we earn investment income and, in some cases, premiums. In addition, with respect to our Transamerica agreement, a surrendering policyholder was entitled to a guaranteed minimum interest rate on his or her invested premiums, and we were required to pay our proportionate share of any shortfall between that guaranteed amount and the actual value of the policyholder’s account. As discussed later in this report, we have been required to make significant minimum interest guarantee payments under this agreement, which has been recaptured as of December 1, 2004.

     Certain of our life reinsurance products provide level premiums to us for a fixed period of time, typically 10 to 20 years. The premiums we receive on these level premium contracts are expected to exceed the death benefits payable to the underlying policyholders during the early years of the contract. The death benefits we expect to pay under these contracts generally increase over time, while the premiums we receive are expected to generally remain level or decrease over time because of surrenders, lapses and deaths. Thus, the death benefits payable under the policy ultimately exceed the premiums we receive in later years. With respect to these level premium contracts, if the surrender and lapse rates of the policies are significantly lower than we assumed when pricing the reinsurance contracts, the profitability of the contracts may be adversely affected.

     Expense risk is the risk that our actual expenses will be higher than we anticipated, or that our operations are less efficient than anticipated.

Business Written

     The following table sets forth selected information for the indicated periods concerning our insurance operations:

Policy Revenues, Insurance In Force and Annuity Reinsurance Deposits

	Year Ended December 31,
	2004	2003	2002
Policy Revenues
Life Reinsurance
First Year	$—	$8,060,074	$117,801,608
Renewal	46,995,273	152,355,600	215,379,401
Annuity Reinsurance	1,302,433	6,557,166	10,916,432

Total	$48,297,706	$166,972,840	$344,097,441

Insurance in force at end of year (in thousands)	$2,344,200	$17,510,100	$117, 511,000

Annuity Reinsurance Deposits	$57,754,009	$670,717,546	$1,443,143,080

     We separately track the results of our life and annuity operations in segments. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Results and Note 15 to our consolidated financial statements for more detailed information.

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

     Our annuity reinsurance segment is the reinsurance of general account fixed deferred annuities, which involve the tax-deferred accumulation of interest on premiums paid by the policyholder (accumulation phase policies). In the past, our agreements included annuities that pay fixed amounts periodically to policyholders over a fixed period of time or their lives (payout phase policies). Accumulation phase policies are subject primarily to investment risk and persistency (lapse) risk, while payout phase policies are primarily subject to investment risk and mortality (longevity) risk. All of the fixed annuities we currently reinsure are accumulation phase policies.

Underwriting

     We currently are not accepting any additional business under existing treaties or writing new reinsurance treaties. Our remaining reinsurance agreements were written in accordance with underwriting guidelines that we developed with the objective of controlling the risks of our reinsurance policies as well as determining appropriate pricing levels. As our business and staff grew, we incorporated peer review procedures to enhance our pricing and risk management controls. If we resume writing new reinsurance agreements in the future, these guidelines may be amended in response to market developments, changes in technology and other factors.

     In implementing our underwriting guidelines, we determined whether to assume any particular reinsurance business by considering many factors, including the types of risks to be covered, actuarial evaluations, historical performance data for the ceding company and the industry as a whole, the ceding company’s retention, the product to be reinsured, pricing assumptions, underwriting standards, reputation and financial strength of the ceding company, the likelihood of establishing a long term relationship with the cedent and the market share of the ceding company. Pricing of our reinsurance products was based on actuarial and investment models which incorporated a number of client specific factors including mortality, expenses, demographics, persistency and investment returns, and macroeconomic factors, such as inflation, industry regulation, taxation and capital requirements.

     The majority of our remaining life reinsurance agreements and our remaining annuity reinsurance agreement were written on an automatic treaty quota share basis with a focus on large blocks of business where the underlying policies met our underwriting criteria. We also have a small number of facultative reinsurance arrangements with primary insurers with whom we had entered into automatic treaty reinsurance business. We generally required ceding companies to retain at least 10% of every life insurance risk reinsured, and we generally limited our own net liability on any single-life risk to $1,000,000.

     The reinsurance agreements typically remain in force for the life of the underlying policies reinsured. However, some agreements allow the ceding company to recapture (reassume) all or a portion of the risk ceded to us subject to certain conditions. Recapture features were considered when we underwrote the reinsurance agreements.

Transamerica Agreement

     Prior to its recapture and termination effective December 1, 2004, our largest annuity reinsurance agreement, which was effective as of September 30, 1998, was with Transamerica. The agreement was a retrocessional reinsurance arrangement covering VisionMark fixed annuity products issued by Indianapolis Life Insurance Company.

     The following table sets forth certain financial information relating to our annuity reinsurance agreement with Transamerica from its inception in 1998 through December 31, 2004:

		Interest Sensitive	Deferred
For the Year Ended	Funds Withheld	Contracts	Acquisition	Contract Income
December 31	at Interest Asset	Liability	Cost Asset	(Loss)
1998	$1,200,101,268	$1,283,675,809	$156,044,683	$2,242,600
1999	1,514,093,530	1,593,873,272	201,473,796	13,591,600
2000	1,242,788,747	1,305,877,473	159,438,128	14,982,540
2001	962,303,099	990,567,504	84,754,222	(52,045,952)
2002	733,689,256	755,862,003	50,020,388	(26,802,520)
2003	603,880,707	602,093,921	32,903,594	(3,067,220)
2004	0	0	0	(59,974,455)

     The first column in the table is the amount of the Funds withheld at interest asset associated with the Transamerica agreement that was included on our balance sheet at the end of each of the periods indicated. The Funds withheld at interest asset is a receivable equal to our portion of Transamerica’s statutory reserves related to the underlying policies. The second column sets forth our Interest sensitive contracts liability included on our balance sheet at the end of each of the periods indicated. This is our proportionate share of the liability to policyholders for their account values. The third column sets forth the value of the deferred acquisition cost asset related to the Transamerica agreement at the end of each period indicated. When we write a reinsurance contract, a portion of our acquisition costs (primarily commissions) associated with the new business is capitalized. The resulting deferred acquisition costs asset is recorded on our balance sheet and amortized over future periods based on our estimates of expected gross profits from the contract. The amounts deferred vary with the structure, size and type of contract written. For our investment related products, we adjust our amortization when we revise our estimate of expected gross profits. The effects of such adjustments are reflected in our earnings in the period in which we revise our estimates of expected gross profits. The final column sets forth contract income or loss for each of the periods indicated.

     The Funds withheld at interest asset associated with the Transamerica agreement was a significant portion of our total assets since its inception, representing 70% of our total assets at December 31, 1998 and 59% of our total assets at December 31, 2003. In similar fashion, the Interest sensitive contract liability associated with the agreement has been a significant portion of our total liabilities, representing 96% of our total liabilities at December 31, 1998 and 67% of our total liabilities at December 31, 2003. The deferred acquisition costs associated with the agreement declined from over 97% of our total deferred policy acquisition costs asset at December 31, 1998 and 1999 to 48% of our total deferred acquisition costs at December 31, 2003, primarily because of the 2001 and 2002 write downs.

     On December 31, 2004, we entered into a binding letter of intent which provided that Transamerica would terminate this annuity reinsurance agreement and recapture all business ceded under the agreement effective as of December 1, 2004. Pursuant to the letter of intent with Transamerica, on January 31, 2005, we executed definitive documents and completed the termination and recapture of our annuity reinsurance agreement with Transamerica. As a result, at December 31, 2004, we no longer recorded any Funds withheld at interest asset, Interest sensitive contract liability or deferred acquisition costs relating to the agreement, although we incurred substantial charges in the fourth quarter of 2004 relating to the termination of the Transamerica agreement. These charges were due to payments to Transamerica and the write off of deferred acquisition costs and Funds withheld at interest assets in excess of reserves for Interest sensitive contract liabilities. Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     As a result of the changes to our remaining book of business, especially the termination of our annuity reinsurance agreements with Ohio National in February 2003 and with Transamerica in December 2004, we expect that the assets and liabilities associated with our remaining annuity agreement with The Lafayette Life Insurance Company (“Lafayette”) will represent a significant portion of our total assets and liabilities in future periods. The amount of deferred acquisition costs we record as an asset on our balance sheet related to our annuity agreement with Lafayette is based on a series of assumptions related to the investment performance of the assets supporting our liabilities under the contract, as well as future lapse rates for the underlying policies. These assumed lapse rates include assumptions regarding future full surrenders, partial withdrawals, annuitizations and policyholder deaths. While we believe the investment and lapse estimates to be reasonable, they are estimates of future events and we cannot assure you that they will prove to be accurate. If such assumptions turn out to be inaccurate, we could be required to write off some or all of the deferred acquisition costs associated with the agreement, which would have an adverse impact on our results of operations in future periods.

Policy Benefit Liabilities and Interest Sensitive Contracts Liabilities

     Policy benefit liabilities and interest sensitive contracts liabilities comprise the majority of our financial obligations. Policy benefit liabilities for our products other than annuities are based upon our estimates of mortality, persistency, investment income and expenses, with allowances for adverse deviation. The liabilities for policy benefits established by us with respect to individual risks or classes of business may be greater or less than those established by our ceding companies due to their use of different mortality and other assumptions. Policy benefit liabilities include both mortality and morbidity claims in the process of settlement and an estimate of claims that have been incurred by our ceding companies but not yet reported to us. Actual experience in a particular period may be worse than assumed experience and, consequently, may adversely affect our operating results for the period.

     Approximately $82.2 million of our policy benefit liabilities at December 31, 2004 represent policy obligations we assumed as a result of the acquisition of our United States operating subsidiary in June 2000. These policy obligations are 100% ceded to Reassure America Life Insurance Company, a subsidiary of the seller, Swiss Re Life and Health, America. As the direct issuer of those policies, Annuity and Life Reassurance America remains liable to policyholders in the event the reinsurer is unable to pay its obligations to us under the reinsurance agreement. Reassure America Life Insurance Company’s financial strength is rated A+ (Superior) by A.M. Best as of December 31, 2004.

     Policy benefit liabilities for annuities are reflected on our balance sheet as “Interest sensitive contracts liability” and are reported at the accumulated policyholder balance of these contracts.

Investments

Invested Assets

     Our investments are governed by investment guidelines established and approved by our Board of Directors. Our investment objectives are to achieve above average risk-adjusted total returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity in our portfolio and match the cash flows of our investments to our related insurance liabilities. Our investment guidelines require our overall fixed income portfolio to maintain a minimum weighted average credit quality of “A” and limit investment in fixed income securities that are non-rated or below investment grade at the time of purchase to an aggregate of $3,000,000. In 2004, we invested approximately $900,000 in securities that were non-rated at the time of their purchase. While any investment carries some risk, the risks associated with non-rated or lower-rated securities generally are greater than the risks associated with investment grade securities. A fixed income security rated “A” by Standard & Poor’s is considered to be somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than higher rated issuers; however, the issuer’s capacity to meet its financial commitment on the security is still considered to be strong. We currently do not invest in any fixed income securities in emerging markets.

     Prudential Investment Corporation serves as our advisor for our general investment portfolio. Our investment management agreement with Prudential may be terminated by either party with 45 days notice. Our Board of Directors periodically reviews the performance of Prudential and the fees associated with this arrangement.

     At December 31, 2004, our invested assets, including cash and cash equivalents, had an aggregate fair value of $138,428,894, including gross unrealized gains of $1,266,517. At December 31, 2004, our fixed-income portfolio was comprised of fixed income securities with a weighted average credit quality rating of “AA” and a weighted average duration of 2.9 years. The effective yield rate earned on our total invested assets was approximately 3.51% for the year ended December 31, 2004. The yield on our fixed income portfolio was 6.33% for the same period. The effective yield rate equals net investment income divided by the average of our total adjusted invested assets at the end of each calendar quarter in the year ended December 31, 2004. The effective yield rate on our total invested assets is significantly lower than the yield on our fixed-income portfolio because approximately 33% of the total portfolio was in cash and cash equivalents for the majority of the year. At December 31, 2004, we continued to hold a large portion of our general account assets in short duration investments because of the low interest rate environment and the belief that interest rates may likely continue to rise.

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

Funds Withheld at Interest

     As of December 31, 2004, our ceding companies had approximately $56.4 million in assets that were held and managed by or for them under our modified coinsurance and coinsurance funds withheld arrangements. Approximately $51.3 million of the funds withheld at interest relates to our modified coinsurance annuity reinsurance agreement with Lafayette, with the balance related to a coinsurance funds withheld life reinsurance agreement.

     Our annuity reinsurance agreement with Lafayette covers general account fixed deferred annuity policies and is structured as a modified coinsurance arrangement. In this type of arrangement, the ceding company invests the premiums received from policyholders or engages an investment manager to do so, credits interest to policyholders’ accounts, processes surrenders and engages in other administrative activities. The ceding company is also required to carry reserves for these annuity policies based upon certain statutory rules in the state in which the ceding company is domiciled. The underlying investments purchased with the premiums received from policyholders support these statutory reserves.

     When a ceding company enters into a reinsurance contract structured as a modified coinsurance arrangement with us, a portion of the ceding company’s liability to the policyholders is ceded to us. The portion ceded to us is a fixed percentage of the liabilities arising from the underlying policies. Our share of the ceding company’s liability is included on our balance sheet as “Interest sensitive contracts liabilities.” However, unlike other reinsurance arrangements in which we receive cash or investments as consideration for assuming a portion of the ceding company’s liability, under these types of arrangements, we have established a receivable called “Funds withheld at interest” that is equal to our fixed portion of the statutory reserves carried by the ceding company. We are allocated our share of the investment income and realized capital gains and losses that arise from the securities in the investment portfolio underlying the statutory reserve.

     At December 31, 2004, our Funds withheld at interest receivable related to our annuity reinsurance agreement with Lafayette had a carrying value of approximately $51.3 million. At December 31, 2004, the assets held and managed by Lafayette were invested in fixed income securities having a weighted average credit quality of “A-” and a weighted average duration of 3.7 years. In addition, at December 31, 2004, no such assets were invested in below investment grade securities. The average yield rate earned on the assets held and managed under our annuity reinsurance agreements (which includes Transamerica through November 30, 2004) was approximately 2.88% for the year ended December 31, 2004. The average yield rate earned on the invested premiums funding our annuity obligations to Transamerica was approximately 2.65% for the year ended December 31, 2004. The average yield rate earned on the invested premiums funding our annuity obligations to Lafayette was approximately 4.79% for the year ended December 31, 2004. These average yield rates are based upon cash settlements between us and our ceding companies under our annuity reinsurance agreements and do not include unrealized gains or losses in the underlying investment portfolio. For purposes of calculating the average yield rates earned on assets held and managed by our ceding companies under our annuity reinsurance agreements, we only include net realized capital gains and losses as reported to us through our settlements with these ceding companies.

     The performance of the assets held and managed by our ceding companies depends to a great extent on the ability of the ceding company and its investment managers to make appropriate investments consistent with their investment guidelines. If these assets do not achieve investment returns sufficient to meet our obligations on the underlying policies, we could experience unexpected losses, as has happened under our annuity reinsurance agreement with Transamerica, where the minimum interest guarantees on the underlying policies exceeded the underlying policyholder account values due to poor investment performance, and we were forced to fund our proportionate share of the shortfall.

     Our policy has been to seek counterparties for our annuity reinsurance treaties that have strong financial strength and credit ratings. Although such ratings are assigned by independent ratings agencies and are generally regarded as reliable, there can be no assurance that they accurately reflect the financial condition of any of our counterparties. At December 31, 2004, Lafayette, the ceding company under our remaining annuity reinsurance agreement, had financial strength or claims paying ratings of A from A.M. Best, Standard & Poor’s and Fitch Ratings.

Embedded Derivatives

     We have concluded that there is an embedded derivative within the Funds withheld at interest receivable related to our Lafayette annuity reinsurance agreement that requires bifurcation and separate accounting under Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities. This embedded derivative is similar to a total return swap arrangement on the underlying assets held by our ceding company under the agreement. The fair value of the embedded derivative is classified as part of our Funds withheld asset on our balance sheet. We have developed a cash flow model with the assistance of outside advisors to arrive at an estimate of the fair value of this total return swap that uses various assumptions regarding future cash flows under the affected annuity reinsurance agreement. The fair value of the embedded derivative is influenced by changes in credit risk, changes in expected future cash flows under the annuity reinsurance agreement and interest rates. The change in fair value of the embedded derivative is recorded in our statement of operations as the net change in fair value of embedded derivatives. The change in fair value of the embedded derivative also impacts the emergence of expected gross profits for purposes of amortizing deferred acquisition costs associated with the contract. Consequently, the application of this accounting policy has increased the volatility of our results of operations. While we have made an estimate of the fair value of the embedded derivative using a model that we believe to be appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. Changes in our assumptions could have a significant impact on the fair value of the embedded derivative and our results of operations.

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

Financial Ratings

     The financial strength ratings of the Company’s operating subsidiaries were downgraded in 2002 and 2003 by A.M. Best, Standard & Poor’s and Fitch Ratings to C+, BB- and C, respectively, as last reported. At the Company’s request, all three financial ratings have been withdrawn. Although we currently are not writing new reinsurance treaties, in the event that we are able to position ourselves to write new business in the future, we cannot provide assurance that we will be able to attract and retain new customers if we are not able to obtain adequate financial ratings as part of a plan to write new business or products.

Employees

     As of December 31, 2004, we had eight employees located in Bermuda and two employees located in the United States.

Investor Relations Information on Internet Website

     We maintain an Internet website at www.alre.bm, although the information contained on our Internet website is not part of this report. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available free of charge on or through our Internet website as soon as reasonably practicable after each is filed with or furnished to the SEC. In addition, on our Internet website, you may view the following corporate governance materials: the Company’s Corporate Governance Guidelines, the Code of Business Conduct and Ethics, and the Audit, Compensation and Corporate Governance Committee Charters. Note that our Code of Business Conduct and Ethics contains a code of ethics, as defined under SEC regulations, applicable to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. We will voluntarily provide electronic or paper copies of our SEC reports (other than exhibits) and our corporate governance materials free of charge upon request to Investor Relations, Annuity and Life Re (Holdings), Ltd., P.O. Box HM 98, Hamilton, HM AX, Bermuda, telephone number (441) 296-7667.

     In addition to posting our corporate governance materials on our Internet website, we intend to satisfy Item 5.05 of Form 8-K, regarding amendments to and waivers under our Code of Business Conduct and Ethics applicable to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, by providing the relevant information on our Internet website within five days of the amendment or waiver and by keeping the information posted for at least 12 months thereafter. In addition, any waivers granted to directors and executive officers under, and any amendments to, the Code of Business Conduct and Ethics will be promptly disclosed on our Internet website. If we do not post on our website any such waiver or amendment, we will file a Form 8-K to disclose that waiver or amendment, as applicable.

Regulation

Bermuda

     As a holding company, Annuity and Life Re (Holdings) is not subject to Bermuda insurance regulations. Annuity and Life Reassurance Ltd., our Bermuda operating subsidiary, is licensed as a long-term insurer under the Bermuda Insurance Act of 1978, as amended, and related regulations (collectively, the “Insurance Act”). The Insurance Act, which regulates the insurance business of Annuity and Life Reassurance, provides that no person shall carry on an insurance business in Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the “Authority”). The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Authority may impose at any time.

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

     Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, which are required to be filed annually with the Authority in Bermuda. The independent auditor of the insurer must be approved by the Authority and may be the same person or firm that audits the insurer’s financial statements and reports for presentation to its shareholders. Annuity and Life Reassurance Ltd.’s independent auditor for its Statutory Financial Statements is Arthur Morris, Christensen & Co. LLP.

     Approved Actuary. Annuity and Life Reassurance Ltd., as a registered long-term insurer, is required to submit an annual actuary’s certificate when filing its Statutory Financial Return. The actuary’s certificate must state whether or not, in the opinion of the insurer’s approved actuary, the aggregate amount of the liabilities of the insurer in relation to long-term business as at the end of the relevant year exceeded the aggregate amount of those liabilities as shown in the insurer’s statutory balance sheet. The approved actuary, who will normally be a qualified life actuary, must be approved by the Authority. Annuity and Life Reassurance Ltd.’s approved actuary is William H. Mawdsley, who is Chief Actuary of the Company.

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

     Minimum Solvency Margin. Under the Insurance Act, Annuity and Life Reassurance Ltd. must ensure that the value of its long-term business assets exceeds the amount of its long-term business liabilities by at least $250,000. Further, Annuity and Life Reassurance is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin, or if the declaration or payment of such dividends would cause it to fail to meet such margin. If Annuity and Life Reassurance Ltd. fails to meet its minimum solvency margin on the last day of any year, it will be prohibited, without the approval of the Authority, from declaring or paying any dividends during the next financial year. Also, under the Insurance Act, Annuity and Life Reassurance is prohibited, without the approval of the Authority, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements.

     Annual Statutory Financial Return. Annuity and Life Reassurance Ltd. is required to file with the Authority in Bermuda a Statutory Financial Return no later than four months after its fiscal year-end (unless specifically extended). The Statutory Financial Return includes, among other matters, a report of the approved independent auditor on the Statutory Financial Statements of the insurer, a solvency certificate, Statutory Financial Statements and a certificate of the approved actuary. The solvency certificate must be signed by our Principal Representative and at least two directors. The directors are required to certify whether the minimum margin of solvency has been met and the independent auditor is required to state whether in his opinion it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the Statutory Financial Return.

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

     We have the consent from the Authority under the Exchange Control Act 1972 and regulations thereunder allowing for the transfer of our common shares between persons regarded as non-resident in Bermuda for exchange control purposes and our issuance of common shares to such persons, provided that the shares remain listed on an appointed stock exchange or are trading on the OTC Bulletin Board or in the Pink Sheets.

     In addition, issues and transfers of the common shares to any person regarded as resident in Bermuda for exchange control purposes require specific prior approval under the Exchange Control Act 1972. The common shares of Annuity and Life Reassurance Ltd. cannot be transferred without the consent of the Authority.

     As “exempted companies,” Annuity and Life Re (Holdings) and Annuity and Life Reassurance Ltd. are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but as exempted companies they may not participate in certain business transactions, including (i) the acquisition or holding of land in Bermuda (except that required for our business and held by way of lease or tenancy for terms of not more than 21 years) without the express authorization of the Bermuda legislature, (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Bermuda Minister of Finance, (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities, or (iv) the carrying on of business of any kind in Bermuda, including insuring domestic risks, except in furtherance of their business carried on outside Bermuda, and, in the case of Annuity and Life Reassurance, reinsuring any long-term business risks undertaken by any company incorporated in Bermuda and permitted to engage in the insurance and reinsurance business, or under a license granted by the Bermuda Minister of Finance.

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

     Our United States operating subsidiary, Annuity and Life Reassurance America is licensed and authorized to conduct life insurance business in over 40 states of the United States and the District of Columbia. The insurance laws and regulations, as well as the supervisory authority that may be exercised by the various insurance departments in the United States, vary by jurisdiction, but generally grant broad powers to supervisory agencies or regulators to examine and supervise insurance companies and insurance holding companies with respect to the conduct of their insurance business. These laws and regulations generally require insurance companies to meet certain solvency standards, asset tests, standards of business conduct, guarantee fund assessments and to file certain reports with regulatory authorities, including information concerning their capital structure, ownership and financial condition. The insurance laws of Connecticut have the most significant impact on Annuity and Life Reassurance America because that is its state of domicile.

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

     The Connecticut insurance laws (applicable to Annuity and Life Reassurance America) require that transactions between or among Annuity and Life Reassurance America and any of its affiliates, including the payment of ordinary dividends to shareholders, shall be subject to the following requirements: (i) the terms shall be fair and reasonable; (ii) charges or fees for services performed shall be reasonable; (iii) expenses incurred and payment received shall be allocated to Annuity and Life Reassurance America in conformity with customary insurance accounting practices consistently applied; (iv) the books, accounts and records of each party shall be so maintained as to clearly and accurately disclose the precise nature and details of the transactions, including such accounting information as is necessary to support the reasonableness of the charges or fees to the respective parties; and (v) Annuity and Life Reassurance America’s surplus with respect to policyholders shall be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. In addition, certain transactions, such as the payment of dividends, between or among Annuity and Life Reassurance America may not be entered into until notice of such transactions has been provided to the Connecticut Insurance Commissioner, and the Commissioner either approves the transaction or a thirty-day waiting period has passed during which the Commissioner has not disapproved the transaction.

     Current Connecticut law permits the payment of ordinary shareholder dividends or distributions, the fair market value of which, together with that of other dividends or distributions made during the preceding twelve months, does not exceed the greater of (i) 10% of Annuity and Life Reassurance America’s statutory surplus as regards policyholders as of the immediately preceding December 31, or (ii) statutory net gain from operations for the immediately preceding calendar year, excluding pro rata distributions of any class of Annuity and Life Reassurance America’s own securities. Any proposed dividend in excess of this amount is considered an “extraordinary dividend” and may not be paid until it has been approved, or a thirty-day waiting period has passed during which the Connecticut Insurance Commissioner has not disapproved the dividend. In addition, except as otherwise provided by law, no dividend or other distribution exceeding an amount equal to Annuity and Life Reassurance America’s “earned surplus” may be paid without the prior approval of the Connecticut Insurance Commissioner.

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

     Under Connecticut insurance regulations, the Connecticut Insurance Commissioner is required to perform regular financial examinations of insurance companies under its jurisdiction at least every three to five years. We have been notified that in April 2005, the Commissioner plans to examine the Statutory Financial Statements of Annuity and Life Reassurance America for the three year period ended December

31, 2004. In August 2002, the Commissioner completed an examination of Annuity and Life Reassurance America that covered the period of time since we purchased Capitol Bankers Life Insurance Company in May 2000, which was renamed by Annuity and Life Reassurance America upon its acquisition, through December 31, 2001.

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

     At December 31, 2004, we had satisfied the collateral requirements of all of our ceding companies. Although our liquidity position has improved following the novation and recapture transactions we completed with Transamerica, a large portion of our cash and investments is held by our United States operating subsidiary or is posted as collateral under our remaining life reinsurance agreements and is unavailable to fund our operations or those of our Bermuda operating subsidiary.

Item 2. Properties.

     We conduct our operations from leased office space located at Cumberland House, 1 Victoria Street, Hamilton, HM 11, Bermuda. Annuity and Life Re America conducts its operations from leased space located at 280 Trumbull Street, Hartford, Connecticut, USA. We believe our space is adequate to meet our current and future needs.

Item 3. Legal Proceedings.

     On and since December 4, 2002, certain of our shareholders, seeking to act as class representatives, filed lawsuits against us and certain of our present and former officers and directors in the United States District Court for the District of Connecticut seeking unspecified monetary damages. The plaintiffs claim that the defendants violated certain provisions of the United States securities laws by making various alleged material misstatements and omissions in public filings and press releases. The plaintiffs filed a single consolidated amended complaint in July 2003, adding as defendants XL Capital Ltd and two additional directors. On October 1, 2003, we answered the amended and consolidated complaint and denied liability on the claims the plaintiffs had asserted. In January 2004, the court ordered that a related action that the plaintiffs filed against the KPMG LLP (United States) and KPMG in Bermuda be consolidated with the action against us. In February 2004, the court denied certain individual defendants’ motions to dismiss the action. In March 2004, the court denied motions to dismiss filed by certain other individual defendants and XL Capital Ltd. Also in March 2004, KPMG LLP (United States) and KPMG in Bermuda filed motions to dismiss the action. The court has not yet ruled on KPMG LLP’s (United States) and KPMG in Bermuda’s respective motions to dismiss.

     On July 20, 2004, we announced that we had reached an agreement in principle with the plaintiffs, subject to full documentation by the parties to the settlement, notice to the class, court approval and other steps required to consummate a class action settlement, to settle the lawsuit. In August 2004, the parties to the settlement executed and filed a Stipulation setting forth their settlement agreement, and sought court approval. The parties to the settlement are the plaintiffs and the class (which consists, subject to certain exclusions, of persons who purchased our common shares between March 15, 2000 and November 19, 2002), our company, all individual defendants and XL Capital Ltd. The settlement is without any admission of liability or wrongdoing. We, along with our directors and officers’ liability carrier and XL Capital Ltd, agreed to pay an aggregate of $16.5 million. Our share of the settlement was $2.5 million in cash, which we paid into escrow in August 2004, and an additional $2.5 million to be paid in cash or in common shares (subject to a cap of 19.9% of the Company’s outstanding shares) at our election. On January 10, 2005, we elected to pay the remaining $2.5 million in cash, which we paid into escrow on that date.

     In October 2004, the court ordered that notice of the settlement be given to class members, set deadlines for class members to exclude themselves from the class or file objections to the settlement, and scheduled a Settlement Fairness Hearing for January 2005. Following the Settlement Fairness Hearing, the District Court entered an order and final judgment approving the settlement in January 2005. Robert P. Johnson, one of our current directors, has filed a proof of claim to participate in the settlement based on his transactions in our common shares during the class period and prior to joining our board of directors.

     On October 8, 2003, we were served with a statutory demand for $640,000 from Imagine Group Holdings Limited (“Imagine”), a Bermuda based reinsurance company, which was subsequently withdrawn. Imagine has since instituted a civil proceeding in the Bermuda Supreme Court against us, alleging that we are obligated to reimburse it for $640,000 of expenses incurred by Imagine in connection with a proposed December 2002 capital raising transaction that was not consummated. On March 11, 2004, we filed an amended defense with the court to which Imagine responded on April 26, 2004. We do not believe that Imagine is entitled to reimbursement of these expenses under the applicable agreement and intend to defend ourselves against Imagine Re’s claims.

     There are no other material arbitration or other legal proceedings currently in process in which we are involved.

Item 4. Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of 2004, no matters were submitted to our security holders for a vote.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

     Our common shares were traded on the New York Stock Exchange under the ticker symbol “ANR” until the New York Stock Exchange suspended trading in our common shares prior to the market opening on Friday, July 30, 2004. On August 17, 2004, our common shares began trading on the OTC Bulletin Board under the ticker symbol ANNRF.OB. Based upon publicly available information on trading in our shares, the high and low sales or bid prices per share of our common shares for each calendar quarter for the years 2004 and 2003 were as follows:

	2004		2003
Period	High	Low	High	Low
January 1 — March 31	$1.57	$1.07	$5.19	$0.42
April 1 — June 30	1.11	0.82	1.67	0.55
July 1 — September 30	0.81	0.32	1.39	0.90
October 1 — December 31	0.48	0.27	1.80	1.06

     As of March 1, 2005, there were approximately 3,000 record holders of our outstanding common shares, excluding participants in securities position listings. At March 1, 2005, the closing price of our stock was $1.19 per common share.

Dividends

     We did not pay any cash dividends on our common shares during 2003 or 2004. Both we and our Bermuda operating subsidiary, Annuity and Life Reassurance, are required to comply with the provisions of the Bermuda Companies Act that regulate the payment of dividends and the making of distributions from contributed surplus. Neither we nor Annuity and Life Reassurance may declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (i) the relevant company is, or would be after the payment, unable to pay its liabilities as they become due; or (ii) the realizable value of the relevant company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. As of and since December 31, 2002, we have not declared a dividend to shareholders and we do not expect to declare or pay dividends to shareholders in the near future. The declaration and payment of future dividends to holders of our common shares will be at the discretion of our Board of Directors and will depend upon our results of operations and financial condition, capital requirements of our subsidiaries, the ability of our operating subsidiaries to pay dividends to us, regulatory considerations and other factors the Board of Directors deems relevant. For a discussion of other factors affecting our ability to pay dividends, see Item 1. Business — Regulation, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 17 to our Consolidated Financial Statements included elsewhere in this report. Currently, there is no Bermuda withholding tax on dividends paid by us to shareholders.

Item 6. Selected Financial Data.

Historical

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

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
Income Statement Data
Revenues
Net premiums	$48,297,706	$166,972,840	$344,097,441	$251,793,237	$168,404,022
Investment income, net of related expenses	21,697,563	29,042,223	102,138,985	91,128,696	136,648,327
Net realized investment gains (losses)	439,536	6,406,587	19,749,266	1,230,038	(4,817,121)
Net change in fair value of embedded derivatives	2,181,070	16,692,688	(25,846,110)	5,029,027	—
Surrender fees and other revenues	4,475,691	7,297,015	16,156,437	18,519,701	6,915,870

Total Revenues	$77,091,566	$226,411,353	$456,296,019	$367,700,699	$307,151,098

Benefits and Expenses
Claims and policy benefits	$14,101,129	$198,002,905	$352,408,801	$216,025,010	$132,810,192
Interest credited to interest sensitive products	5,399,460	13,980,723	71,370,616	49,258,418	65,842,303
Policy acquisition costs and other insurance expenses	110,922,948	128,549,288	125,877,980	126,580,549	58,985,523
Collateral costs	—	—	12,948,115	1,200,000	—
Operating expenses	14,628,524	18,034,021	22,577,792	11,552,418	10,411,344

Total Benefits and Expenses	$145,052,061	$358,566,937	$585,183,304	$404,616,395	$268,049,362

(Loss) income before cumulative effect of a change in accounting principle	$(67,960,495)	$(132,155,584)	$(128,887,285)	$(36,915,696)	$39,101,736

Cumulative effect of a change in accounting principle	(365,960)	—	—	(3,665,735)	—

Net (Loss) Income	$(68,326,455)	$(132,155,584)	$(128,887,285)	$(40,581,431)	$39,101,736

Basic (loss) income per common share	$(2.64)	$(5.11)	$(5.01)	$(1.59)	$1.53
Diluted (loss) income per common share	$(2.64)	$(5.11)	$(5.01)	$(1.59)	$1.42

Dividends per common share	$0.00	$0.00	$0.20	$0.20	$0.16
Weighted average shares outstanding	25,856,995	25,880,202	25,738,724	25,602,664	25,499,999

Balance Sheet Data (in thousands)
Invested assets, including cash and cash equivalents	$138,429	$197,881	$306,346	$423,780	$321,819
Funds withheld	$56,415	$667,825	$1,427,093	$1,489,689	$1,530,110
Total assets	$289,405	$1,029,882	$2,044,698	$2,310,773	$2,226,602
Stockholders’ equity	$66,417	$135,173	$268,337	$402,189	$440,330

Other Financial Data
Book value per common share (1)	$2.52	$5.11	$10.28	$15.65	$17.27
Life insurance in force (in thousands)	$2,344,200	$17,510,000	$117,511,000	$117,400,000	$77,019,000

(1)	Book value per share is computed by dividing stockholders’ equity at the end of the period by the number of common shares then outstanding.

Pro Forma Effect of Novations, Recaptures and Terminations

     During 2004, we novated, negotiated the recapture of and terminated a significant amount of our reinsurance business. In particular, as discussed elsewhere in this report, we negotiated the termination and recapture of our annuity reinsurance agreement with Transamerica Occidental Life Insurance Company (“Transamerica”), novated our life reinsurance agreements with Scottish Re Limited (“Scottish Re”) and Fidelity and Guaranty Life Insurance Company (“F&G”) to Transamerica and negotiated the recapture of our guaranteed minimum death benefit and guaranteed minimum income benefit agreement with Connecticut General Life Insurance Company (“CIGNA”). Our audited consolidated statement of operations for the year ended December 31, 2004 included in this report reflects revenues and expenses from each novated, recaptured or terminated agreement from January 1, 2004 through the effective date of its novation, recapture or termination, as well as the cost of its novation, recapture or termination. We expect that our statement of operations will be substantially different in 2005 and subsequent years as a result of these transactions. Accordingly, we have prepared a pro forma statement of operations to assist you in understanding the operating results generated in 2004 by our remaining book of business.

     The pro forma statement of operations adjusts the reported GAAP statement of operations by assuming that (1) all of the novation, recapture and termination transactions that had effective dates in 2004 occurred on January 1, 2004 (which removes from reported net (loss) actual performance for each agreement through its novation, recapture or termination date), and (2) there was no gain or loss from the novation, recapture or termination transactions. No attempt has been made to estimate the impact of the aforementioned adjustments on cash flow for the period or on net investment income earned on the collateral underlying the novated life reinsurance agreements and operating expenses. In addition, we have made no adjustment for $5,120,700 in settlement costs and legal fees recorded as Operating expenses in 2004 in connection with the purported shareholder class action lawsuit against our company and certain of our present and former directors and officers. The court entered an order and final judgment approving the settlement of this suit in January 2005. The full effect of the recapture and termination transactions is reflected in our consolidated balance sheet as of December 31, 2004, and, consequently, no adjustments were required to highlight the impact of these transactions on our consolidated balance sheet.

     The following pro forma figures are presented for informational purposes only and do not purport to represent what our results of operations would actually have been had each of the novation, recapture and termination transactions occurred on January 1, 2004 and should not be considered indicative of our expected results of operations in 2005. For a discussion of certain factors that could materially and adversely affect our operations, please see Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations —Forward-Looking Statements included in this report.

Annuity and Life Re (Holdings), Ltd.
Pro Forma Consolidated Statement of Operation for the Year Ended December 31, 2004
(Unaudited and in U.S. Dollars)

		Transamerica			Scottish Re/ F&G
		Annuity			Novations			CIGNA
	Reported	Recapture			to Transamerica			Recapture			Pro Forma
Revenues
Net premiums	$48,297,706	$—			$(29,022,915)	(F	)	$(1,302,433)	(I	)	$17,972,358
Investment income, net of related expenses	21,697,563	(13,439,098)	(A	)	—			—			8,258,465
Net realized investment gains	439,536	—			—			—			439,536
Net change in fair value of embedded derivatives	2,181,070	—			—			—			2,181,070
Surrender fees and other revenues	4,475,691	(4,257,721)	(B	)	—			—			217,970

Total Revenues	$77,091,566	$(17,696,819)			$(29,022,915)			$(1,302,433)			$29,069,399

Benefits and Expenses
Claims and policy benefits	$14,101,129	$—			$2,330,468	(G	)	$(2,637,020)	(J	)	$13,794,577
Interest credited to interest sensitive products	5,399,460	(3,530,883)	(C	)	—			—			1,868,577
Policy acquisition costs and other insurance expenses	110,922,948	(71,895,671)	(D	)	(33,501,983)	(H	)	(204,623)	(K	)	5,320,671
Operating expenses	14,628,524	—			—			—			14,628,524

Total Benefits and Expenses	$145,052,061	$(75,426,554)			$(31,171,515)			$(2,841,643)			$35,612,349

Loss before cumulative effect of a change in accounting principal	$(67,960,495)	$57,729,735			$2,148,600			$1,539,210			$(6,542,950)
Cumulative effect of a change in accounting principal	(365,960)	2,244,720	(E	)	—			(1,878,760)	(L	)	—

Net Loss	$(68,326,455)	$59,974,455			$2,148,600			$(339,550)			$(6,542,950)

Loss per common share before cumulative effect of change in accounting principal per common share:
Basic	$(2.63)	$2.24			$0.08			$0.06			$(0.25)
Diluted	$(2.63)	$2.24			$0.08			$0.06			$(0.25)

Cumulative effect of a change in accounting principal per common share:
Basic	$(0.01)	$0.08			$0.00			$(0.07)			$0.00
Diluted	$(0.01)	$0.08			$0.00			$(0.07)			$0.00

Net loss per common share:
Basic	$(2.64)	$2.32			$0.08			$(0.01)			$(0.25)
Diluted	$(2.64)	$2.32			$0.08			$(0.01)			$(0.25)

(A)	To reflect reduced Net investment income as if the Transamerica annuity agreement did not exist in 2004.

(B)	To reflect reduced Surrender fees and other revenues as if the Transamerica annuity agreement did not exist in 2004.

(C)	To reflect reduced Interest credited to interest sensitive products as if the Transamerica annuity agreement did not exist in 2004. Includes the release of interest sensitive contracts liability net of funds withheld at interest and the termination premium of $14,000,000 paid to Transamerica in consideration of the termination of this agreement as of December 1, 2004.

(D)	To reflect reduced Policy acquisition costs and other insurance expenses as if the Transamerica annuity agreement did not exist in 2004. Includes the write down of deferred acquisition costs of approximately $63,100,000 associated with the termination of this agreement as of December 1, 2004.

(E)	To reflect the reversal of the application of SOP 03-1 to the Transamerica annuity agreement as if that agreement did not exist in 2004.

(F)	To reflect reduced Premiums as if the Scottish Re and F&G life reinsurance agreements novated to Transamerica did not exist in 2004.

(G)	To reflect reduced Claim and Policy Benefits as if the Scottish Re and F&G life reinsurance agreements novated to Transamerica did not exist in 2004.

(H)	To reflect reduced Policy acquisition and other insurance expenses as if the Scottish Re and F&G life reinsurance agreements novated to Transamerica did not exist in 2004. Includes the write down of deferred acquisition costs of approximately $24,900,000 associated with the novation of these agreements as of December 31, 2004.

(I)	To reflect reduced Premiums as if the GMDB/GMIB agreement recaptured by CIGNA did not exist in 2004.

(J)	To reflect reduced Claims and policy benefits as if the GMDB/GMIB agreement recaptured by CIGNA did not exist in 2004.

(K)	To reflect reduced Policy acquisition costs and other insurance expenses as if the GMDB/GMIB agreement recaptured by CIGNA did not exist in 2004.

(L)	To reflect the reversal of the application of SOP 03-1 to the GMDB/GMIB agreement recaptured by CIGNA as if that agreement did not exist in 2004.

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

     Factors that could materially and adversely affect our operations and financial condition and/or cause our actual results of operations or financial condition to differ from those expressed or implied in our forward-looking statements include, but are not necessarily limited to, the following:

•	While we believe we have sufficient operating liquidity to sustain our operations through at least the next twelve months, we continue to explore strategic alternatives to attempt to maximize shareholder value. These alternatives include, but are not limited to, a merger, sale, joint venture, sale of assets, including our remaining reinsurance agreements, or other comparable transaction. We do not know the terms upon which these transactions might be available, if at all.

•	As a Bermuda reinsurer, we are required to post collateral for the statutory reserves ceded to us by U.S. based insurers and reinsurers. Although our liquidity position has improved following the novation and recapture transactions we completed with Transamerica Occidental Life Insurance Company (“Transamerica”), a large portion of our cash and investments is held by our U.S. operating subsidiary or is posted as collateral under our remaining life reinsurance agreements and is unavailable to fund our operations or those of our Bermuda operating subsidiary.

•	Under Bermuda law, a single creditor could make a statutory demand upon us for satisfaction of obligations owed to that creditor. If the statutory demand is held to be valid, and we are unable to satisfy our obligations to that creditor, the creditor may institute proceedings seeking the liquidation of our business.

•	We have ceased to write new reinsurance agreements and are not accepting new business on existing agreements. We do not anticipate resuming writing new reinsurance agreements in the foreseeable future, unless we are able to increase our cash and liquidity positions. As a result, our cash flow and results of operations in the near future will be based solely upon the performance of our remaining book of business and the returns generated from our invested assets. Of our remaining book of business, we have a few large reinsurance contracts that represent a material concentration of our net premiums and deferred policy acquisition costs. Our remaining annuity reinsurance agreement represents the vast majority of our funds withheld at interest asset and the entirety of our interest sensitive contract liabilities.

•	Prior to requesting their withdrawal, the financial strength ratings of both our operating subsidiaries had been downgraded to a level that effectively precluded them from writing new business. We cannot assure you that we will be able to obtain sufficient financial strength ratings or increase our cash and liquidity positions to a level where we can resume writing new business. If we are able to position ourselves to write new business in the future, we cannot assure you that we will be able to attract or retain customers.

•	The New York Stock Exchange suspended trading in our common shares prior to the market opening on Friday July 30, 2004. The NYSE’s action was taken because we had again fallen below the NYSE’s continued listing standards, as the average closing price of our common shares had been less than $1.00 over a consecutive 30-trading-day period. On August 17, 2004, our common shares began trading on the OTC Bulletin Board under the ticker symbol ANNRF.OB. We cannot assure you that we will be able to list our common shares for trading on any other national exchange or automated quotation system, which will adversely affect the public market for and liquidity of our common shares, and may adversely affect any capital raising or other strategic transactions we may choose to pursue in the future.

•	In preparing our financial statements, we use estimates and assumptions based upon the best information available and management’s best judgment at the time our financial statements are prepared. The most significant estimates relate to policyholder benefit reserves for the life and annuity business, the recoverability of deferred acquisition costs and the fair value of the embedded derivatives related to our remaining annuity reinsurance agreement. These estimates require us to make assumptions about, among other things, future mortality, persistency, lapses, expenses and investment performance based upon historical results and information provided to us by our ceding companies. While we believe these estimates to be reasonable, we cannot assure you that they will be accurate. If these estimates prove to be inaccurate, they could have a significant adverse impact on our financial condition and results of operations.

•	We are exposed to the risk that the level of death claims we receive will exceed that which we assumed in pricing our reinsurance contracts. In 2001, 2002 and 2003, we had substantial unexpected adverse mortality experience compared to our original pricing assumptions under many of our life reinsurance contracts. Mortality experience that is less favorable than we assumed in pricing a reinsurance agreement will negatively affect our results of operations. Furthermore, even if the total benefits paid over the life of a contract do not exceed the expected amount, unexpected increases in the incidence of deaths or the size of individual claims can cause us to pay more benefits in a given accounting period than expected, adversely impacting the results of operations in any particular quarter or year.

•	Our continued operations are dependent on our ability, and the ability of our ceding companies, to manage investment risks. Unexpected volatility or illiquidity in the markets in which we directly or indirectly hold positions could adversely affect our business. Our investments and the assets held and managed by our ceding companies may include a limited amount of investments in below investment grade fixed income securities. While any investment carries some risk, the risks associated with lower-rated securities generally are greater than the risks associated with investment grade securities.

•	As of the date of this report, approximately $56.4 million of the assets supporting the policies we reinsure were held and managed by our ceding companies or their investment managers under modified coinsurance and coinsurance funds withheld arrangements. A significant portion of our total investments is therefore dependent upon the investment decisions of third parties over whom we have limited, if any, control.

•	Our ability to satisfy our obligations under our reinsurance contracts is significantly affected by the performance of our investments and the invested assets held and managed by our ceding companies. For example, if the invested assets held and managed by the ceding company under our annuity reinsurance agreement with the Lafayette Life Insurance Company (“Lafayette”) do not accumulate at rates sufficient to allow us to meet our obligations, we could be forced to fund any shortfalls in these policy benefits, which would adversely affect our business.

•	Significant changes in interest rates expose us to the risk of reduced investment income when interest rates are falling and to greater realized losses from the sale of securities when interest rates are rising. In addition, changes in interest rates can negatively affect the income we derive from the spreads between the interest rates earned on investments and the credited interest rates paid on the policies that we reinsure. If interest rates decline below current levels, our investment yields may be insufficient to cover the credited interest rates paid under the policies we reinsure, which would adversely affect our business.

•	Pursuant to SFAS No. 133 — Accounting for Derivative Instruments and Hedging Activities, our annuity reinsurance agreement with Lafayette is deemed to host an embedded derivative that must be bifurcated and accounted for separately. The change in the fair value of the embedded derivative is primarily driven by credit risk related changes in the market value of assets underlying the contract, changes in expected future cash flows under the annuity reinsurance agreement and changes in interest rates. The change in fair value is reported on our statements of operations, thereby increasing the volatility of our reported results of operations. If prevailing market conditions or other factors adversely impact the value of the embedded derivative, it could have a substantial effect on our results of operations.

•	The annuity products reinsured under our annuity reinsurance agreement with Lafayette allow policyholders to withdraw their funds under certain circumstances. In addition, this annuity reinsurance agreement and certain of our life reinsurance agreements provide recapture rights that allow the ceding company to reassume all or a portion of the risk formerly ceded to us. Because our financial strength ratings have been withdrawn, certain of these agreements can be recaptured. Although we attempt to manage our investment portfolio so that we have sufficient liquidity to support anticipated withdrawals and recaptures, we cannot assure you that we will be able to dispose of assets on favorable terms in the future to support withdrawals and recaptures.

•	Terrorist attacks may negatively affect our results of operations in that we may experience higher than expected death claims in a given period, such as occurred in 2001 with the attack on the World Trade Center. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. In addition, the United States has entered into armed conflicts, which could have a further impact on our business in ways we cannot currently anticipate. Political and economic instability in some regions of the world may also result and could negatively impact our business.

•	The loss of any member of our management team, particularly John F. Burke, our Chief Executive Officer, John W. Lockwood, our Chief Financial Officer, or William H. Mawdsley, our Chief Actuary, could adversely affect our business.

•	When we purchase reinsurance from another reinsurance company, known as a retrocessionaire, to cover certain risks that we have ourselves reinsured, we are subject to the risk that the retrocessionaire will be unable to pay amounts due to us because of its own financial troubles. The failure of a retrocessionaire to pay amounts due to us will not absolve us of our responsibility to pay our customers for risks that we have insured. Failure of our retrocessionaires to pay us could have a material adverse effect on our business, results of operations and financial condition. In particular, when we purchased our United States operating subsidiary, Annuity and Life Reassurance America, Inc., 100% of the risks related to the directly written life and annuity policies existing at the date of our purchase transaction were ceded to Reassure America Life Insurance Company, a subsidiary of the seller, Swiss Re Life and Health, America. As the direct issuer of those policies, Annuity and Life Reassurance America remains liable to policyholders in the event the reinsurer is unable to pay its obligations to us under the reinsurance agreement. Reserves ceded under this reinsurance agreement amounted to approximately $82.2 million and $88.2 million at December 31, 2004 and December 31, 2003, respectively. Reassure America Life Insurance Company’s financial strength is rated A+ (Superior) by A.M. Best as of December 31, 2004.

•	We are subject to the laws and regulations of the jurisdictions in which we conduct business. These laws and regulations cover many aspects of our business, including licensure, premium rates, marketing practices and capital adequacy. Recently, the insurance and reinsurance regulatory framework has become subject to increased scrutiny in many jurisdictions and regulators have started to reexamine existing laws and regulations. Changes in these laws and regulations could have an adverse affect on our operations. Further deterioration in our financial condition could expose our operations in the United States and Bermuda to increased levels of regulatory scrutiny and possibly to the winding up of our operations.

•	As a holding company, we have no significant operations or assets other than our ownership of the capital stock of our subsidiaries. Dividends and other permitted payments from our subsidiaries are our sole source of funds to pay expenses and dividends, and any limitations imposed on our subsidiaries to make such payments to us may cause us to have insufficient funds to operate our business and satisfy our obligations.

•	We, along with Annuity and Life Reassurance, are Bermuda corporations that we believe are not subject to United States income tax because neither engages in business in the United States. However, because there is no definitive guidance as to what constitutes being engaged in trade or business in the United States, there can be no assurance that in the future the Internal Revenue Service may not contend that we are engaged in trade or business in the United States. The Internal Revenue Service is currently conducting an audit of our United States subsidiaries and has requested certain information and documents from us and our Bermuda operating subsidiary. While our United States subsidiaries have complied with the IRS’ requests for information, both we and our Bermuda operating subsidiary declined to supply the IRS with certain information in response to its initial requests for information on May 7, 2002 and July 1, 2002. We did provide the IRS with certain publicly available information regarding us and our Bermuda operating subsidiary in addition to minutes of the Board of Directors meetings and committee meetings held from 1999 through to 2001. We have not received any additional requests for information since July 1, 2002. If we were considered to be engaged in business in the United States, we could be subject to United States tax at regular corporate rates on our taxable income that is effectively connected with their United States business plus an additional 30% “branch profits” tax on such income remaining after the regular tax. Such taxes would have a material adverse effect on our results of operations and financial condition.

General

     Our company has encountered significant difficulties during the last four years. In addition to reporting significant operating losses for those years, we have reduced our operations significantly through the novation, termination and recapture of many of our life and annuity reinsurance agreements. We plan to continue to receive premiums and pay claims under our remaining reinsurance treaties; however, we are not currently underwriting any new treaties or accepting any new business from our existing treaties.

     On October 26, 2004, Connecticut General Life Insurance Company (“CIGNA”) agreed to recapture its guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) agreement with us. We agreed with CIGNA to a mutual release of all past, present and future claims under the agreement, including all obligations for claims and premiums that had accrued under the agreement since July 1, 2004. We also agreed with CIGNA to a mutual release of all claims under the letter of credit that we had posted as collateral under the agreement, and that CIGNA would retain the $11.0 million it previously drew under the letter of credit. In addition, on October 26, 2004, we issued CIGNA a warrant dated as of September 30, 2004 to acquire one million of our common shares at an exercise price of $1.00 per share. The warrant expires on September 30, 2014. We recorded a charge of approximately $2.4 million in the third quarter of 2004 as a result of the settlement with CIGNA.

     On December 31, 2004, we entered into a binding letter of intent with Transamerica that provided for the novation of our life reinsurance agreements with Scottish Re Limited (“Scottish Re”) and Fidelity and Guaranty Life Insurance Company (‘F&G”) to Transamerica as of December 31, 2004. The letter of intent also provided that, upon consummation of the novation of the life reinsurance agreements, Transamerica would terminate its annuity reinsurance agreement with us and recapture all business ceded under the agreement effective as of December 1, 2004. Our annuity reinsurance agreement with Transamerica has generated substantial losses since 2001 and has required us to make significant cash payments to Transamerica. Terminating or restructuring this agreement has been a key strategic objective, as well as a critical step to pursuing any strategic alternatives.

     Pursuant to our letter of intent with Transamerica, on January 31, 2005, we executed definitive documents and novated our life reinsurance agreements with Scottish Re and F&G to Transamerica as of December 31, 2004. In consideration of these novations, we paid Transamerica $18.5 million, representing a transfer of reserves related to the life reinsurance agreements that were novated. Also, on January 31, 2005, we completed an amendment to our annuity reinsurance agreement with Transamerica, pursuant to which our agreement with Transamerica was terminated, and Transamerica recaptured all business ceded under the agreement effective as of December 1, 2004. In consideration of the recapture, we paid Transamerica all amounts owed under the annuity reinsurance agreement through November 30, 2004, which was approximately $7.1 million, along with a termination premium of $14.0 million.

     In connection with the novations of the life reinsurance agreements, approximately $28.9 million of collateral held in a trust with respect to our life reinsurance agreement with Scottish Re was transferred to Transamerica. In addition, $23.8 million of the letters of credit posted on behalf of our life reinsurance agreement with F&G were cancelled and the collateral securing those letters of credit was released to us. Approximately $39.6 million was paid to Transamerica in connection with the novation and recapture transactions from this collateral, including $18.5 million as consideration for the novations, a $14.0 million termination premium and approximately $7.1 million for amounts due to Transamerica as of December 1, 2004. Following those payments, approximately $13.1 million of cash and securities previously posted as collateral was released to us. We recorded a loss of approximately $60.6 million during the fourth quarter of 2004 relating to these novation and recapture transactions. On March 30, 2005, we received a demand letter from Transamerica stating that $7.0 million was owed to Transamerica as an adjustment to the F&G policy benefit reserves. If we and Transamerica are unable to resolve this issue through continued discussions, we would seek adjudication of the dispute in accordance with the provisions of the Master Agreement, which calls for the matter to be submitted to a Fellow of the Society of Actuaries whose determination shall be final, binding and conclusive. While there can be no assurances, we believe that Transamerica is not entitled to this $7.0 million. Presently, we are unable to determine the amounts, if any, that may be due to or from Transamerica resulting from adjustments to the policy benefit reserves.

     Our remaining life reinsurance agreements are the reinsurance of ordinary life insurance, primarily for mortality risk. Profitability of our life reinsurance line depends in large part on the volume and amount of death claims incurred. While death claims are reasonably predictable over a long time horizon, they are less predictable over shorter periods and are subject to fluctuation from quarter to quarter and year to year, particularly given the relatively small size of our in force business as a result of recaptures and terminations in previous periods. Significant fluctuations from period to period could adversely affect the results of our operations. Similarly, claims experience that exceeds what we anticipated at the time we entered into reinsurance agreements can also adversely affect the results of our operations, as occurred in 2003 and 2002. At December 31, 2004 and December 31, 2003, the total face amount of our life insurance in force was approximately $2.3 billion and $17.5 billion, respectively.

     Our remaining annuity reinsurance agreement reinsures general account fixed deferred annuities. Profitability of this agreement is primarily dependent on earning a spread between the interest rate earned on the assets under management and the interest rate credited to the policyholder. This agreement is market and interest rate sensitive. Fluctuations in the general level of interest rates and fixed income markets from period to period may cause fluctuations in the profitability of this agreement. At December 31, 2004 and

December 31, 2003, our liability for annuity reinsurance agreements amounted to approximately $58 million and $671 million, respectively.

     Because our financial results are heavily dependent on three life reinsurance agreements and one remaining annuity reinsurance agreement which contains an embedded derivative, large fluctuations in any one of these contracts could cause volatility in our overall financial results.

     While we believe we have sufficient operating liquidity to sustain our operations through at least the next twelve months, we continue to explore strategic alternatives to attempt to maximize shareholder value. These alternatives include, but are not limited to, a merger, sale, joint venture, sale of assets, including our remaining reinsurance agreements, or other comparable transaction. We do not know the terms upon which these transactions might be available, if at all. For a more detailed discussion of certain factors that could materially and adversely affect our financial condition and results of operations, please see — Forward-Looking Statements.

Critical Accounting Policies

     Annuity and Life Re (Holdings), Ltd. is a Bermuda holding company with operating subsidiaries in Bermuda and the United States. We consolidate the operations of all of our subsidiaries in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions developed by our management. Any adjustments to the reported amounts of assets or liabilities resulting from changes in estimates are reflected in our results of operations in the period the estimates are revised. Certain management estimates are based, in part, on information provided by ceding companies. Our ceding companies periodically update, refine and revise the reinsurance information they provide to us. This revised data is reflected in our results of operations as changes in estimates.

     Set forth below is a summary of the accounting policies that management believes are critical to the preparation of our consolidated financial statements. This summary should be read in conjunction with the discussion of our accounting policies included in Note 4 to the consolidated financial statements included elsewhere in this report.

     Deferred Policy Acquisition Costs. The costs of acquiring new business, principally allowances, which vary with and are primarily related to the production of new business, are deferred. For traditional life and annuity policies with life contingencies, deferred policy acquisition costs are charged to expense using assumptions consistent with those used in computing policy reserves. Assumptions as to anticipated premiums are estimated at the date of the policy issuance, or the effective date of the most recent premium rate increase, and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in results of operations in the period such deviations occur. For these contracts, the amortization periods are generally the estimated life of the policies. We terminated or recaptured several of our reinsurance agreements during 2003 and 2004, which caused us to incur significant deferred acquisition cost write-downs. For example, we completed the termination and recapture of our annuity reinsurance agreement with Transamerica effective as of December 1, 2004, which resulted in a write off of deferred acquisition costs of approximately $63,100,000. We will consider other transactions that are economically beneficial to us, which may require write downs of deferred acquisition costs.

     In preparing our financial statements, we make assumptions about our proportionate share of future investment income that will be earned from the investment of premiums received from underlying policyholders by our ceding companies and about future rates of lapse of policies underlying our annuity reinsurance contracts. These assumptions have a direct impact on our estimated expected gross profits on our annuity reinsurance contracts and, therefore, on the recoverability of the deferred acquisition costs carried on our balance sheet for these contracts. While these estimates are based upon historical results and information provided to us by our ceding companies, actual results could differ (and, in the past, have differed) materially from our estimates for a variety of reasons, including the failure of our ceding companies to report timely information regarding material developments under our reinsurance agreements. Such differences could be material to our future results. If our assumptions for investment returns prove to be inaccurate, or if lapse rates exceed our assumptions, we may be required to record additional charges, which would adversely impact our results of operations.

     Consistent with our accounting policies, we review the key assumptions used in determining the carrying value of our deferred acquisition cost associated with our annuity reinsurance agreement each quarter. A change in these assumptions could result in additional charges that would adversely impact future results of operations. If our assumptions for total returns prove to be inaccurate, or if lapse rates exceed our assumptions, we may be required to record additional write downs of deferred acquisition costs, which would adversely impact future results of operations. Assuming no change in lapse assumptions, the net impact of a 100 basis point decrease in our total return assumptions in all future years would have required an additional write down of deferred acquisition costs of approximately $1,800,000 as of December 31, 2004.

     Embedded Derivatives. We have concluded that there is an embedded derivative within the Funds withheld at interest receivable related to our annuity reinsurance agreement with Lafayette that requires bifurcation and separate accounting under Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities. This embedded derivative is similar to a total return swap arrangement on the underlying assets held by Lafayette. The fair value of the embedded derivative is classified as part of our Funds withheld asset on our balance sheet. We have developed a cash flow model with the assistance of outside advisors to arrive at an estimate of the fair value of this total return swap that uses various assumptions regarding future cash flows under the agreement. The fair value of the embedded derivative is influenced by changes in credit risk, changes in expected future cash flows under the agreement and interest rates. The change in fair value of the embedded derivative is recorded in our statement of operations as Net change in fair value of embedded derivatives, which is a non-cash item.

     The change in fair value of the embedded derivative also impacts the emergence of expected gross profits for purposes of amortizing deferred acquisition costs associated with our annuity reinsurance agreement with Lafayette. The application of this accounting policy has increased the volatility of our reported results of operations. While we have made an estimate of the fair value of the embedded derivative using a model that we believe to be appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. Changes in our assumptions could have a significant impact on the fair value of the embedded derivative and our reported results of operations.

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

     Until the third quarter of 2004, we reinsured certain minimum guarantees associated with variable annuity agreements through our combined GMDB/GMIB agreement with CIGNA. Our obligations for the GMDB/GMIB agreement with CIGNA were reflected on our balance sheet as “Reserves for future policy benefits.” This agreement was recaptured by CIGNA, and under the terms of the recapture, the parties agreed to a mutual release of all past, present and future claims under the GMDB/GMIB agreement, including all obligations for claims and premiums that had accrued under the agreement since July 1, 2004. Our obligations arising from our fixed annuity reinsurance agreements in 2004 came from our agreement with Transamerica and our agreement with Lafayette. Our obligations for these fixed annuity agreements were reflected on our balance sheet as “Interest sensitive contracts liability.” On December 31, 2004, we entered into a binding letter of intent with Transamerica which provided that it would terminate its annuity reinsurance agreement with us and recapture all business ceded under the agreement effective as of December 1, 2004. Pursuant to this letter of intent, on January 31, 2005, we executed definitive documents and completed the termination and recapture of our annuity reinsurance agreement with Transamerica.

     AICPA Statement of Position (SOP 03-1). In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-1 (“SOP”), Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts, which provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. The SOP is effective for financial statements for fiscal years beginning after December 15, 2003. We adopted the SOP as of January 1, 2004.

     On January 1, 2004, we had a combined GMDB/GMIB agreement with CIGNA and an annuity reinsurance agreement with Transamerica, both of which were affected by the adoption of this new SOP. The agreement with CIGNA and the Transamerica agreement have both since been recaptured. The SOP provides guidance for reserving for contracts with guaranteed minimum death and guaranteed minimum income benefits. The SOP requires projections of a wide number of future economic scenarios that impact the present value of premiums earned and claims paid. Based on these projections and historical experience, a Benefit Ratio is determined. The reserve is then determined by applying the Benefit Ratio to premiums received and then deducting claims paid, both with interest. The SOP also provides guidance for reserving for annuity agreements with more than one potential account balance. These types of exposures are reserved for based upon the highest contractually determinable balance for each policyholder, without consideration of surrender fees. Upon adoption of the SOP on January 1, 2004, we recorded a one-time transition adjustment to our carried reserves for interest sensitive contracts liability and deferred acquisition costs asset for the Transamerica annuity reinsurance agreement, and future policy benefits for the CIGNA contract. The impact of our adoption of the SOP is discussed below in “Operating Results.”

     Stock-Based Compensation. On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB opinion No. 25 “Accounting for Stock Issued to Employees”. The statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We already record compensation expense for awards of stock options and restricted stock to employees based on the fair value of the awards, consequently this statement will not have a material impact on our results of operations or financial condition.

     If actual events differ significantly from the underlying estimates and assumptions used by us in the application of any of the aforementioned accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Operating Results

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Net Loss. For the year ended December 31, 2004, we had a net loss, after the cumulative effect of a change in accounting principle, of $(68,326,455), or $(2.64) per basic and fully diluted common share, as compared to net loss of $(132,155,584), or $(5.11) per basic and fully diluted common share, for the year ended December 31, 2003. Our loss for the year ended December 31, 2004 was primarily the result of the novation and recapture transactions with Transamerica which produced a loss of approximately

$60,627,000. Also contributing to our net loss was a $5,000,000 accrual for the settlement of the shareholder lawsuit and a charge in the third quarter of 2004 of approximately $2,421,000 associated with the recapture of our GMDB/ GMIB agreement with CIGNA.

     On October 26, 2004, CIGNA agreed to recapture its GMDB/GMIB agreement with us. We agreed with CIGNA to a mutual release of all past, present and future claims under the agreement, including all obligations for claims and premiums that had accrued under the agreement since July 1, 2004. We also agreed with CIGNA to a mutual release of all claims under the letter of credit that we had posted as collateral under the agreement, and that CIGNA would retain the $11,000,000 it previously drew under the letter of credit. In addition, on October 26, 2004, we issued CIGNA a warrant dated as of September 30, 2004 to acquire one million of our common shares at an exercise price of $1.00 per share. The warrant expires on September 30, 2014. The impact of the recapture, net of reserves released for GMDB and GMIB risks, was a charge of approximately $2,421,000. Following the recapture of our agreement with CIGNA, we no longer have any exposure to GMDB or GMIB.

     On December 31, 2004, we entered into a binding letter of intent with Transamerica that provided for the novation of our life reinsurance agreements with Scottish Re and F&G to Transamerica as of December 31, 2004. The letter of intent also provided that, upon consummation of the novation of the life reinsurance agreements, Transamerica would terminate its annuity reinsurance agreement with us and recapture all business ceded under the agreement effective as of December 1, 2004. Pursuant to the letter of intent with Transamerica, on January 31, 2005, we executed definitive documents and novated our life reinsurance agreements with Scottish Re and F&G to Transamerica as of December 31, 2004. In consideration of these novations, we paid Transamerica $18,500,000, representing a transfer of reserves related to the life reinsurance agreements that were novated. Also, on January 31, 2005, we completed an amendment to our annuity reinsurance agreement with Transamerica, pursuant to which our agreement with Transamerica was terminated, and Transamerica recaptured all business ceded under the agreement effective as of December 1, 2004. In consideration of the recapture, we paid Transamerica all amounts owed under the annuity reinsurance agreement through November 30, 2004, which was approximately $7,100,000, along with a termination premium of $14,000,000.

     We have recorded substantial charges in the fourth quarter of 2004 relating to the transactions with Transamerica described above. These charges are due to payments to Transamerica and the write off of deferred acquisition costs and funds withheld at interest assets in excess of reserves for interest sensitive contract liabilities and life reinsurance reserves related to the contracts that were novated and terminated. We have incurred a loss of approximately $60,627,000 relating to these novation and recapture transactions. This includes the write off of deferred acquisition costs of approximately $63,100,000 for the recapture of our agreement with Transamerica, approximately $13,300,000 for the novation of our life reinsurance agreement with Scottish Re, and approximately $11,600,000 for the novation of our life reinsurance agreement with F&G. This loss also includes the termination premium paid to Transamerica of $14,000,000 as well as the payment of $18,500,000 to Transamerica, which represented a transfer of reserves related to the agreements that were novated. These charges were partially offset by the release of reserves for the life reinsurance agreements that were novated of approximately $36,900,000 and reserves for interest sensitive contract liabilities under the annuity reinsurance agreement in excess funds withheld at interest assets of approximately $23,000,000.

     For the year ended December 31, 2004, our loss before cumulative effect of a change in accounting principle was $(67,960,495). The cumulative effect of a change in accounting principle due to the adoption of Statement of Position (SOP) 03-1 was a net loss of $(365,960) for the year ended December 31, 2004. Upon the adoption of the SOP on January 1, 2004, the amount of Reserves for future policy benefits relating to our GMDB/GMIB agreement with CIGNA was reduced by $1,878,760, favorably impacting our reported results of operations during the year ended December 31, 2004. The impact of the adoption of the SOP on our accounting for the Transamerica annuity reinsurance agreement was a net charge of $2,244,720 as a result of an increase in interest sensitive contracts liability of $38,398,730, partially offset by an increase in deferred policy acquisition costs of $36,154,010.

     The net loss of $(132,155,584) for during the year ended December 31, 2003 was primarily the result of losses associated with recaptures and terminations of life and annuity reinsurance agreements and adverse claims experience under our life reinsurance agreements. During the year ended December 31, 2003, we recorded charges in connection with the recapture and termination of a number of our life and annuity reinsurance agreements, including those with the Ohio National Life Insurance Company, Hartford Life, and XL Life Ltd. As a result of these and all other recaptures and terminations, we incurred charges of approximately $90,830,000 for the year ended December 31, 2003. These charges reflect the effect of a $9,000,000 benefit resulting from the comprehensive settlement with XL Life Ltd in the third quarter of 2003. Reduced investment gains and significant operating expenses due to litigation costs and employee retention and severance costs also contributed to our net loss for the year ended December 31, 2003.

     Net Premiums. Net premium revenue for the year ended December 31, 2004 was $48,297,706, a decrease of 71% from net premium revenue of $166,972,840 for the year ended December 31, 2003. Substantially all premium revenue in both years was derived from traditional ordinary life reinsurance agreements. The decline in premium revenue reflects the significant reduction of business in force resulting from the recapture and termination of life reinsurance agreements during 2003. At December 31, 2003, the total face amount of life insurance in force was approximately $17.5 billion, as compared with approximately $117.5 billion at December 31, 2002. At December 31, 2004, the total face amount of life insurance in force had decreased to approximately $2.3 billion reflecting the novation of our life reinsurance agreements with Scottish Re and F&G to Transamerica effective as of December 31, 2004. Our now largest life reinsurance agreement represented approximately $0.3 billion of life insurance in force at December 31, 2004 and approximately $11.3 million of premium revenue for the year ended December 31, 2004. We have stopped writing new reinsurance agreements and are not accepting any new business under existing treaties. The novations and terminations of life reinsurance agreements on December 31, 2004 will further reduce net premiums in future periods. Approximately $30.3 million of net premium revenue for 2004 was generated from reinsurance agreements that have been novated and terminated.

     Net Investment Income. Total net investment income for the year ended December 31, 2004 was $21,697,563, as compared with $29,042,223 for the year ended December 31, 2003. Net investment income is comprised of income earned on our general account assets and income earned on assets held and managed by our reinsurance ceding companies under modified coinsurance contracts, which we refer to as Funds withheld.

     Net investment income earned on our general account assets for the year ended December 31, 2004 was approximately $5,335,000, as compared to $6,936,000, respectively, for the year ended December 31, 2003. The average annualized yield rate earned on our general account assets for the year ended December 31, 2004 was 3.51%, as compared with 2.53% for the year ended December 31, 2003. The increase in the effective yield rate was largely due to moving a greater portion of our invested assets from cash and cash equivalents to longer duration investments during the second quarter of 2004, but the impact was offset by the lower level of invested assets in the year ended December 31, 2004 as compared to 2003. We held a larger cash position in 2003 in an effort to maximize our collateral funding ability and to minimize the impact of changing interest rates on our collateral obligations. Because the amount of our cash and invested assets has decreased significantly due to payments associated with the novation of certain life reinsurance agreements to Transamerica on December 31, 2004, we expect our net investment income earned on our general account assets for 2005 to be substantially less than 2004.

     Net investment income earned on Funds withheld for the year ended December 31, 2004 was approximately $16,362,000, as compared to approximately $22,106,000 for the year ended December 31, 2003. The decrease in investment income on our Funds withheld during the year ended December 31, 2004 was primarily due to a decreased asset base underlying our annuity reinsurance agreements, which was largely the result of four such annuity agreements being recaptured in 2003, as well as realized capital losses on the Funds withheld assets. The average annualized yield rates earned on Funds withheld were approximately 2.88% for the year ended December 31, 2004, as compared with 2.68% for the year ended December 31, 2003. For purposes of calculating the average yield rates earned on our Funds withheld at interest, we include our share of the investment income and net realized capital gains and losses as reported to us through our settlements with our ceding companies. Because the amount of invested assets underlying our Funds withheld at interest receivable has decreased significantly due to the recapture and termination of our reinsurance agreement with Transamerica, we expect our net investment income earned on Funds withheld for 2005 to be substantially less than 2004. Approximately $13.4 million of net investment income earned on Funds withheld was generated on account of our annuity reinsurance agreement with Transamerica in 2004.

     Net Realized Investment Gains. Net realized investment gains for the year ended December 31, 2004 were $439,536, as compared with net realized investment gains of $6,406,587 for the year ended December 31, 2003. The relatively high level of net realized investment gains for the year ended December 31, 2003 reflected the significant sales from our investment portfolio in 2003 in connection with the termination and recapture of a number of our reinsurance agreements and to meet the collateral requirements of certain of our ceding companies. Although we have begun to move a greater portion of our invested assets into longer duration investments, we plan to continue to hold a relatively large portion of our assets in short duration investments until interest rates rise or we conclude they are not going to rise in the foreseeable future. However, we will adjust our investment strategy based on developments in the markets and our business and those adjustments may result in realized gains or losses being recognized. We make decisions concerning the sales of invested assets based on a variety of market, business and other factors.

     Net Change in the Fair Value of Embedded Derivatives. Under SFAS No. 133, we have been required to bifurcate and separately account for the embedded derivatives contained in certain of our annuity reinsurance agreements, and unrealized changes in the fair value of those embedded derivatives are reflected in our results of operations. Since the end of the third quarter of 2003, only our annuity reinsurance agreement with Lafayette contained embedded derivatives that we were required to bifurcate and separately account for. For the year ended December 31, 2004, the net change in fair value of our embedded derivatives was an unrealized gain of $2,181,070, as compared to an unrealized gain of $16,692,688 for the year ended December 31, 2003. The primary reason for the net change in fair value of our embedded derivatives for the year ended December 31, 2003 was the termination of certain of our annuity reinsurance agreements, including the termination of an annuity reinsurance agreement with an affiliate of XL Life as part of our comprehensive settlement with XL Life, and the termination of our agreement with Ohio National. Widening credit spreads and bond defaults in the portfolio of assets supporting these agreements had caused unrealized losses in our embedded derivatives in prior periods, which were reversed upon termination of the reinsurance agreements.

     Surrender Fees and Other Revenue. Surrender fees and other revenue for the year ended December 31, 2004 were $4,475,691 as compared with $7,297,015 for the year ended December 31, 2003. This income was primarily derived from surrender fees related to our fixed annuity agreement with Transamerica. The decrease in revenue is mainly due to a smaller policyholder base resulting in a lower absolute level of withdrawals. Lower surrender fee rates charged to the policyholders upon surrendering their policies also contributed to the decrease in surrender fees. In light of the termination and recapture of our annuity reinsurance agreement with Transamerica, effective as of December 1, 2004, we do not expect to report significant surrender fee revenue in future periods.

     Claims and Policy Benefits. Claims and policy benefits include both life and variable annuity benefits, including GMDB, GMIB and, during the first half of 2003, enhanced earnings benefits (“EEB”). Claims and policy benefits for the year ended December 31, 2004 were $14,101,129 or 29% of net premiums, as compared with $198,002,905, or 119% of net premiums for the year ended December 31, 2003. The decrease in Claims and policy benefits is partially due to the release of approximately $36,855,000 of life reinsurance reserves related to the agreements with Scottish Re and F&G that were terminated and novated to Transamerica in excess of the $18,500,000 we agreed to pay for the transfer of reserves related to the those agreements, and the $11,000,000 release of reserves due to the recapture of our GMDB/GMIB agreement with CIGNA in 2004. The absolute decline in claims and policy benefits in 2004 was also the result of the significant reduction of life insurance in force from approximately $117.5 billion at December 31, 2002 to approximately $2.3 billion at December 31, 2004. This included the termination of our GMDB agreement with Hartford Life in 2003 and the recapture and termination of other life and annuity reinsurance agreements in 2003, including the comprehensive settlement with XL Life, as well as the novation of our life reinsurance agreements with Scottish Re and F&G to Transamerica as of December 31, 2004. While the recaptures of life reinsurance agreements have reduced claims and policy benefits in 2004, they may increase volatility in the level of claims and policy benefits as a percentage of premiums in the future.

     Interest Credited to Interest Sensitive Products. Interest credited to interest sensitive products, which are liabilities we assume under certain annuity reinsurance agreements, was $5,399,460 for the year ended December 31, 2004, as compared with $13,980,723 for the year ended December 31, 2003. Included in Interest credited to interest sensitive products for the year ended December 31, 2004 are lifetime minimum interest guarantee (“LMIG”) payments of approximately $9,990,000, as compared to LMIG payments of approximately $16,120,000 for the year ended December 31, 2003. The reduction in LMIG payments in 2004 was primarily due to improving lapse experience and total returns on our annuity reinsurance agreement with Transamerica during 2003 and the first quarter of 2004. The decrease in Interest credited to interest sensitive products is also due to the release of reserves for interest sensitive contract liabilities in excess of the write-off of funds withheld at interest and the termination premium related to our Transamerica agreement, which was terminated effective as of December 1, 2004.

     Policy Acquisition Costs and Other Insurance Expenses. Policy acquisition costs and other insurance expenses, consisting primarily of allowances and amortization and write downs of deferred policy acquisition costs, for the year ended December 31, 2004 were $110,922,948, as compared with $128,549,288 for the year ended December 31, 2003. The expense for the year ended December 31, 2004 was primarily comprised of approximately $88,000,000 for the write-downs of deferred acquisition costs associated with the recaptures and terminations of life and annuity reinsurance agreements during 2004. Of these write-downs, approximately $63,100,000 related to the recapture of our annuity reinsurance agreement with Transamerica and approximately $24,900,000 related to our life reinsurance agreements with Scottish Re and F&G that were novated to Transamerica as of December 31, 2004. Policy acquisition costs and other insurance expenses for the year December 31, 2003 included the net write down of deferred acquisition costs associated with the recapture and termination of life and annuity reinsurance agreements of approximately $85,931,000.

     Operating Expenses. Operating expenses for the year ended December 31, 2004 were $14,628,524 or 19.5% of total revenue (excluding the net change in fair value of embedded derivatives), as compared to $18,034,021 or 8.6% of total revenue (excluding the net change in fair value of embedded derivatives) for the year ended December 31, 2003. This proportionate increase in expenses for the year ended December 31, 2004 reflects the accrual of $5,000,000 for the anticipated settlement of the purported shareholder class action lawsuit, as well as increased professional and consulting fees partially offset by reduced employee compensation costs. Costs associated with capital raising efforts and the pursuit of other strategic alternatives of approximately $914,000 also contributed to the proportionate increase in operating expenses for the period.

 Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Net Loss. For the year ended December 31, 2003, we had a consolidated net loss of $(132,155,584), or $(5.11) per primary and fully diluted common share, as compared to a net loss of $(128,887,285), or $(5.01) per primary and fully diluted common share for the year ended December 31, 2002. The loss for 2003 was primarily the result of losses associated with recaptures and terminations of life and annuity reinsurance agreements, as well as adverse claims experience under our life reinsurance agreements. Reduced investment gains and significant operating expenses due to litigation costs and employee retention and severance costs also contributed to our net loss for the year ended December 31, 2003.

     During the year ended December 31, 2003, we negotiated the recapture and termination of most of our life and annuity reinsurance agreements. As a result, we incurred charges from the write down of deferred acquisition costs and cash payments made to ceding companies in excess of reserve releases associated with the recaptured agreements aggregating to approximately $90,830,000. These charges include costs of approximately $20,400,000 associated with Hartford Life’s recapture of our then largest GMDB agreement, the net costs of approximately $11,680,000 due to the recapture of our 50% quota share reinsurance agreement with XL Life, a net charge of $5,020,000 related to the termination of our annuity reinsurance agreement with Ohio National, the recapture cost of our MetLife agreement of approximately $3,540,000 and the cost of recapture transactions completed with 25 additional ceding companies that totaled approximately $50,190,000 in the aggregate.

     In addition to the costs associated with the recapture and termination of those agreements, we experienced losses during 2003 amounting to approximately $24,843,000 on the agreements that were recaptured or terminated during the year. This includes a loss of approximately $6,379,000 for our contract with MetLife and a net loss of approximately $5,866,000 for our reinsurance agreements with XL Life. We also recorded a net loss related to the recaptured Hartford Life treaty amounting to $6,537,000 in 2003. The remaining business recaptured in 2003 generated approximately $6,062,000 in losses.

     We also recorded a loss of approximately $3,067,000 for our annuity reinsurance agreement with Transamerica during 2003. This agreement was our largest annuity reinsurance agreement, and represented approximately $604 million, or approximately 90%, of our Funds withheld at interest receivable as of December 31, 2003. Our GMDB/GMIB contract with CIGNA resulted in a loss of approximately $1,934,000 in 2003. Other life and annuity reinsurance agreements that were not recaptured in 2003 resulted in losses of approximately $5,778,000, and operating expenses exceeded investment income and net realized investment gains by approximately $5,703,000 in 2003.

     Net Premiums. Net premium revenue for the year ended December 31, 2003 was $166,972,840, a decrease of 51% from net premium revenue of $344,097,441 for the year ended December 31, 2002. The majority of premium revenue in both years was derived from traditional ordinary life reinsurance. The decline in premium revenue reflects the decision to cease writing new business in 2003 and the significant reduction of business in force resulting from the recapture and termination of reinsurance agreements in the fourth quarter of 2002 and during the year 2003. Net premiums for 2003 related to agreements that were recaptured or terminated in 2003 were approximately $103,876,000. At December 31, 2003, the total face amount of life insurance in force was approximately $17.5 billion, as compared with approximately $117.5 billion at December 31, 2002. Our now largest life reinsurance agreement represented approximately $7.9 billion of life insurance in force at December 31, 2003. We have stopped writing new reinsurance agreements and are not accepting any new business under existing treaties. The recaptures and terminations of reinsurance agreements during 2003 will further reduce net premiums in future periods.

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

     The average yield rate earned on Funds withheld was 2.68% for the year ended December 31, 2003, as compared with 5.25% for the year ended December 31, 2002. This reduction in yield rates is primarily the result of the termination of our annuity reinsurance agreement with Ohio National in the first quarter of 2003 and a lower yield on the assets supporting our obligations under our Transamerica annuity reinsurance agreement. For purposes of calculating the average yield rates earned on our Funds withheld at interest, we only include net realized capital gains and losses as reported by us through our settlements with our ceding companies. Net investment income for 2003 related to agreements that were recaptured or terminated in 2003 was $4,777,000. Because the amount of our cash and invested assets has decreased significantly due to operating losses, and because the amount of invested assets underlying our Funds withheld receivable has decreased significantly due to the recapture and termination of certain of our reinsurance agreements, we expect our net investment income for 2004 to be less than 2003.

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

     Net Change in Fair Value of Embedded Derivatives. Under SFAS No. 133, we are required to bifurcate and separately account for the embedded derivatives contained in certain of our annuity reinsurance contracts, and unrealized changes in the fair value of those embedded derivatives are reflected in our results of operations. The net change in fair value of embedded derivatives for the year ended December 31, 2003 was an unrealized gain of $16,692,688, as compared to an unrealized loss of $(25,846,110) for the year ended December 31, 2002. The unrealized gain during 2003 includes the reversal of previously reported losses of $12,323,000 upon the termination of our agreement with Ohio National in February 2003 and the termination of other annuity reinsurance agreements in 2003, including the termination of our annuity reinsurance agreements with an affiliate of XL Life as part of our comprehensive settlement with XL Life. Widening credit spreads and bond defaults in the portfolio of assets supporting these agreements had caused unrealized losses in our embedded derivatives in prior years. As of December 31, 2003, we have one remaining embedded derivative related to an annuity reinsurance agreement that we must bifurcate and separately account for, and that embedded derivative had an unrealized loss of approximately $7,790,000 at December 31, 2003.

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

     Claims and Policy Benefits. Claims and policy benefits includes both life and variable annuity benefits, including guaranteed minimum death benefits, guaranteed minimum income benefits and enhanced earnings benefits. Claims and policy benefits for the year ended December 31, 2003 were $198,002,905 or 119% of net premium, as compared with $352,408,801 or 102% of net premium for the year ended December 31, 2002. The absolute declines in claim and policy benefits in 2003 were the result of the significant reduction of life insurance in force from $117.5 billion at December 31, 2002 to approximately $17.5 billion at December 31, 2003 and the termination of several annuity reinsurance agreements during 2003. Claims and policy benefits for 2003 related to agreements that were recaptured or terminated in 2003 were $ 143,179,000. As a result of the recaptures and terminations of reinsurance agreements during 2003, we began 2004 with a book of business that is significantly smaller than we had during 2003. This will reduce claims and policy benefits in absolute terms in future periods, but may increase volatility in the level of claims and policy benefits as a percentage of premiums.

     We continue to monitor and analyze our experience under our remaining life and annuity reinsurance agreements. During the year 2003, we decreased our reserves associated with variable annuity reinsurance products by $7,400,000, bringing our total carried reserve for these products to $11,000,000 at December 31, 2003. The decrease was a direct result of the recapture by Hartford Life in the second quarter of 2003 of its agreement with us, which was previously our largest variable annuity reinsurance agreement. The reduction in the reserves caused by the recapture of the Hartford Life agreement was partially offset by a $3,180,000 increase in reserves associated with our guaranteed minimum death benefit and guaranteed minimum income benefit agreement with CIGNA.

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

Segment Results

     We separately track financial results of our life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk. In addition, our remaining modified coinsurance annuity reinsurance agreement has features that constitute embedded derivatives that require bifurcation and separate accounting under SFAS No. 133 — Accounting for Derivative Instruments and Hedging Activities. The change in the fair value of these embedded derivatives is included in the annuity segment. Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in our portfolio and investment income on undeployed invested assets. Operating expenses are generally allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to the segment. Costs associated with our efforts to raise capital and pursue other strategic alternatives and the anticipated costs of settling the purported shareholder class action lawsuit have been completely allocated to the corporate segment. Segment results are reported in Note 15 to our consolidated financial statements.

     Life Segment. Our life segment is our largest segment as measured by revenues. Life segment loss for the year ended December 31, 2004 was $(118,095), as compared to segment loss of $(90,436,276) for the year ended December 31, 2003. Our life segment loss for the year ended December 31, 2004 includes the write-down of deferred acquisition costs in excess of the release of life reinsurance reserves related to the life reinsurance agreements that were novated to Transamerica as of December 31, 2004. We recorded a gain of approximately $3,995,000 in connection with the novation of our life reinsurance agreement with Scottish Re, and incurred a charge of approximately $10,570,000 in connection with the novation of our life reinsurance agreement with F&G. The net charge from these novations was partially offset by operating income of approximately $5,824,000 on our life reinsurance agreement with Scottish Re and an operating loss of $1,397,000 was incurred under our life reinsurance agreement with F&G during 2004. Our life segment loss for the year ended December 31, 2003 reflects charges for recaptures of life reinsurance agreements of approximately $60,510,000. These charges reflect net costs of approximately $11,680,000 due to the recapture of our 50% quota share reinsurance agreement with XL Life, the recapture cost of our MetLife agreement of approximately $3,540,000 and the cost of recapture transactions completed with 22 additional ceding companies totaling approximately $45,290,000 in the aggregate.

     Life segment revenues declined 70% to $50,153,025 for the year ended December 31, 2004, as compared with $166,333,033 for the year ended December 31, 2003. These declines reflect our reduced levels of life reinsurance in force as a result of recaptures of life reinsurance agreements during 2003. In addition, net investment income attributable to the life segment for 2004 decreased approximately $2,800,000, as compared with 2003, primarily reflecting a reduction in invested assets allocated to the life segment as a result of the terminations and recaptures in 2003.

     Life segment policy benefits and expenses for the year ended December 31, 2004 declined 80% to $50,271,120 from $256,769,309 for the year ended December 31, 2003. Policy benefits and expenses for 2004 includes approximately $24,900,000 for the write-down of deferred acquisition costs partially offset by the release of life reinsurance reserves of approximately $18,300,000 related to our agreements with Scottish Re and F&G that were novated to Transamerica as of December 31, 2004. Claims and policy benefits for 2003 related to agreements that were recaptured in 2003 were $103,586,000. The balance of the decline in 2004 is attributable to the significant reduction in life insurance in force compared to the comparable periods during 2003, as well as reported claims under our life reinsurance agreements that had exceeded our expectations during 2003. While the recaptures and novations of life reinsurance agreements during 2003 and 2004 will reduce claims and policy benefits in absolute terms in future periods, they may increase volatility in the level of claims and policy benefits as a percentage of premiums in the future.

     Annuity Segment. Our annuity reinsurance segment has historically consisted of the reinsurance of general account fixed deferred annuities and certain minimum guarantees arising from variable annuities. We currently have only one remaining annuity reinsurance agreement, which covers individual general account single premium deferred annuity policies, which involve the tax-deferred accumulation of interest on a single premium paid by the policyholder (accumulation phase policies). Accumulation phase policies are subject primarily to investment risk and persistency (lapse) risk. Historically, we have also reinsured certain guarantees associated with variable annuity agreements, including GMDB and GMIB. As of December 31, 2004, we no longer reinsured any GMDB or GMIB due to the recapture of our reinsurance agreement with CIGNA.

     Our annuity segment has historically contained the majority of our assets and exposed us to significant volatility in our results from operations from three sources. First, under SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities, we must currently bifurcate and separately account for the embedded derivative associated with our annuity reinsurance agreement with Lafayette, and we have had to do so for other annuity reinsurance agreements in the past. This unrealized change in the value of the derivative is reported in our statement of operations each quarter. The change in the value of the derivative can be large, and is driven by financial market conditions, most notably credit risk related changes. Second, as a result of our adoption of AICPA Statement of Position (SOP) 03-1, changes in our reserve levels for our Transamerica annuity reinsurance agreement resulting from underlying asset value changes were not offset with corresponding changes in our Funds withheld asset values, which caused volatility in our results of operations. To the extent that the minimum guarantee payable under the policies underlying the Transamerica agreement exceeded the payment that would be required as a result of the market value adjustment in those policies, the reserves required under the SOP would be based upon the minimum guarantee and the mismatch between liabilities and assets was less significant. Third, our Transamerica annuity reinsurance agreement exhibited volatility in the past due to write downs of our deferred acquisition cost balance which were based upon management’s estimates of future investment performance and lapse experience. On December 31, 2004, we entered into a binding letter of intent with Transamerica that provided that Transamerica would terminate its annuity reinsurance agreement with us and recapture all business ceded under the agreement effective as of December 1, 2004. Pursuant to our letter of intent with Transamerica, on January 31, 2005, we executed definitive documents and completed the termination and recapture of our annuity reinsurance agreement with Transamerica. As a result, as of December 31, 2004, our only remaining annuity reinsurance agreement was with Lafayette, significantly reducing the assets contained in our annuity segment.

     For the year ended December 31, 2004, segment loss before the cumulative effect of a change in accounting principle was $(59,658,730), as compared to a loss of $(44,370,938) for the year ended December 31, 2003. The loss for the year ended December 31, 2004 reflects a loss of approximately $57,730,000 (excluding the cumulative charge of approximately $2,244,000 upon the adoption of the SOP) incurred on our annuity agreement with Transamerica, a loss of approximately $1,539,000 incurred on our GMDB/GMIB agreement with CIGNA (including a $2,421,000 charge in connection with the recapture of our GMDB/GMIB reinsurance agreement with CIGNA), and a loss of $732,000 from our annuity reinsurance agreement with Lafayette. The loss from our Transamerica agreement reflects a charge of approximately $54,100,000 for the termination of our annuity reinsurance agreement in 2004. The charge includes the write-off of deferred policy acquisition costs of approximately $63,100,000 along with a termination premium of $14,000,000, partially offset by the release of reserves for interest sensitive contract liabilities in excess of the write-down of funds withheld at interest assets of approximately $23,000,000.

     Upon the adoption of the SOP on January 1, 2004, the amount of reserves for future policy benefits for our GMDB/GMIB reinsurance agreement with CIGNA was reduced by $1,878,760, favorably impacting our results of operations. The impact of the adoption of the SOP on our accounting for the Transamerica annuity reinsurance agreement was a cumulative charge of $2,244,720 as a result of an increase in Interest sensitive contracts liability of $38,398,730 partially offset by an increase in deferred policy acquisition costs of $36,154,010. The cumulative effect of a change in accounting principle was a net loss of $365,960, resulting in net segment loss of $(60,024,690) for the year ended December 31, 2004.

     The 2003 loss includes Hartford Life’s recapture of its GMDB reinsurance agreement, which generated a $20,400,000 loss, a net charge of $5,020,000 related to the termination of our annuity reinsurance agreement with Ohio National, a net cost of $4,900,000 from the recapture of three smaller annuity agreements, losses of $4,687,000 on annuity reinsurance agreements terminated or recaptured during 2003, a $1,934,000 loss under our GMDB/GMIB agreement with CIGNA, as well as a loss of $3,067,000 on our annuity reinsurance agreement with Transamerica. The net unrealized gain on our embedded derivatives during the year ended December 31, 2003 was approximately $16,693,000 and largely reflects the reversal of previously reported losses caused by the termination of our annuity reinsurance agreement with Ohio National and certain of other annuity reinsurance agreements during the year, including our annuity reinsurance agreements with an affiliate of XL Life. This gain was partially offset by a related increase in the amortization of deferred acquisition costs of approximately $6,954,000.

     Annuity segment revenue for the year ended December 31, 2004 declined 54% to $23,847,196 from $52,122,419 for the year ended December 31, 2003. This decline is due to a decrease in embedded derivative gains of approximately $14,512,000, as well as a reduction in investment income of approximately $5,744,000 and reduced surrender fees from our Transamerica annuity reinsurance agreement, which decreased by approximately $3,765,000 for the year ended December 31, 2004 as compared to the year ended December 31, 2003.

     Policy benefits and expenses for the annuity segment decreased 13% to $83,505,926 for the year ended December 31, 2004 compared to $96,493,357 for the year ended December 31, 2003. The primary components of these expenses are interest credited to policyholders, LMIG payments, payments and reserve changes for minimum guarantees associated with variable annuity contracts and write downs and amortization of deferred acquisition costs. The decline in policy benefits and expenses is primarily due the termination of several of our annuity reinsurance agreements during 2003. In addition, as a result of a smaller base of policyholders, improved investment returns and lower lapse rates on the Transamerica annuity reinsurance agreement, LMIG payments under the agreement declined from approximately $16,200,000 for 2003 to approximately $9,990,000 for 2004. Policy benefits and expenses for 2004 include a write-down of deferred acquisition costs of $63,100,000 and the termination premium of $14,000,000 in connection with the recapture of the Transamerica annuity reinsurance agreement, partially offset by the release of reserves for interest sensitive contract liabilities in excess of the write-down of funds withheld at interest assets of approximately $23,000,000. Policy benefits and expenses for 2003 included a charge of $20,400,000 for the recapture of our then largest GMDB agreement with Hartford Life.

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

     For the year ended December 31, 2004, segment loss was $(8,183,670) compared to segment income of $2,651,630 for the year ended December 31, 2003 The loss primarily reflects the $5,000,000 accrual for the anticipated settlement of the purported shareholder class action lawsuit, as well as increased consulting fees in connection with our efforts to pursue strategic alternatives in 2004. Costs associated with capital raising efforts were approximately $914,000 for the year ended December 31, 2004. Also, the decline in segment results for the year ended December 31, 2004 was due to net realized investment gains declining to $439,536, as compared to $6,406,587 for the year ended December 31, 2003.

Pro Forma Effect of Novations, Recaptures and Terminations

     During 2004, we novated, negotiated the recapture of and terminated a significant amount of our reinsurance business. In particular, as discussed elsewhere in this report, we negotiated the termination and recapture of our annuity reinsurance agreement with Transamerica, novated certain life reinsurance agreements to Transamerica and negotiated the recapture of our GMDB/GMIB agreement with CIGNA. Our audited consolidated statement of operations for the year ended December 31, 2004 included in this report reflects revenues and expenses from each novated, recaptured or terminated agreement from January 1, 2004 through the effective date of its novation, recapture or termination, as well as the cost of its novation, recapture or termination, as well as the cost of its novation, recapture or termination. We expect that our statement of operations will be substantially different in 2005 and subsequent years as a result of these transactions. Accordingly, we have prepared a pro forma statement of operations to assist you in understanding the operating results generated in 2004 by our remaining book of business. The pro forma statement of operations is set forth in Item 6. Selected Financial Data – Pro Forma Selected Financial Data included elsewhere in this report.

Financial Condition

     Investments

     At December 31, 2004 and December 31, 2003, a large portion of our invested assets, including cash and cash equivalents, were posted as collateral to secure our obligations under reinsurance agreements and letter of credit facilities or were required to maintain the statutory capital and surplus requirements of our U.S. operating subsidiary. At December 31, 2004, our invested assets, including cash and cash equivalents, had an aggregate fair value of $138,428,894, as compared with an aggregate fair value of $197,880,755 at December 31, 2003. The decline in our invested assets during 2004 was due to approximately $23,300,000 of payments we made in connection with the settlement of the recapture of our life reinsurance agreement with Metropolitan Life Insurance Companies, payments of approximately $23,900,000 to Transamerica under our annuity reinsurance agreement, and an $11,000,000 payment made in connection with the recapture of our combined GMDB/GMIB reinsurance agreement with CIGNA. At December 31, 2004, gross unrealized gains totaled $1,266,517, as compared to gross unrealized gains of $2,218,246 at December 31, 2003. At December 31, 2004 and December 31, 2003, the weighted average duration of the fixed income securities included in our invested assets was 2.9 and 3.9 years, respectively, and the weighted average investment quality rating was “AA” at the end of each period.

     Our investments are governed by investment guidelines established and approved by our Board of Directors. Our investment objectives are to achieve above average risk-adjusted total returns, maintain a high quality portfolio, maximize current income, maintain an adequate level of liquidity in our portfolio and match the cash flows of our investments to our related insurance liabilities. Our investment guidelines require our overall fixed income portfolio to maintain a minimum weighted average credit quality of “A” and limit investment in fixed income securities that are non-rated or below investment grade at the time of purchase to an aggregate of $3,000,000. In 2004, we invested approximately $900,000 in securities that were non-rated at the time of their purchase. While any investment carries some risk, the risks associated with non-rated or lower-rated securities generally are greater than the risks associated with investment grade securities. A fixed income security rated “A” by Standard & Poor’s is considered to be somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than higher rated issuers; however, the issuer’s capacity to meet its financial commitment on the security is still considered to be strong. We currently do not invest in any fixed income securities in emerging markets.

     Prudential Investment Corporation serves as our advisor for our general account investment portfolio. Our management agreement with Prudential may be terminated by either party with 45 days notice. Our Board of Directors periodically reviews the performance of Prudential and the fees associated with this arrangement.

     We do not engage in trading activities to generate realized investment gains and, thus, do not have a trading portfolio. However, we evaluate the desirability of continuing to hold a security when market conditions, creditworthiness or other measurement factors change. These changes may relate to a change in the credit risk of an issuer and a decision to sell may be made to avoid further declines in realizable value. Securities also may be sold prior to maturity to provide liquidity, as was the case in 2003 and 2004. As a result, our securities are classified as “available for sale” and are carried at fair value on our balance sheet.

     At December 31, 2004 and at December 31, 2003, there were no below investment-grade securities held in the portfolio. The market value of non-rated securities held at December 31, 2004 was approximately $1,000,000. The fair value of such investments varies depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer. As noted above, our investment guidelines require our overall fixed income portfolio to maintain a minimum weighted average credit quality of “A” and limit the amount of our investments in fixed income securities that are non-rated or below investment grade at the time of purchase. We monitor the creditworthiness of the portfolio as a whole, and when the fair market value of a security declines for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its fair value. At December 31, 2004 and 2003, there were no impaired securities in our portfolio.

     At December 31, 2004, mortgage-backed securities represented approximately 7% of our invested assets, including cash and cash equivalents, as compared with approximately 11% at December 31, 2003. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage-backed securities include collateralized mortgage obligations (“CMO’s”) and mortgage backed pass-through securities. Mortgage backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in agency mortgage backed securities. Our mortgage backed securities portfolio had a weighted average investment quality rating of “AAA” at both December 31, 2004 and 2003.

     At December 31, 2004, approximately 17% of our mortgage-backed investment portfolio consisted of securities with planned repayment schedules, as compared with 7% at December 31, 2003. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches of the CMO.

     Our results of operations and our financial condition are significantly affected by the performance of our investments and by changes in interest rates. During a period of declining interest rates, if our investments are prematurely sold, called, prepaid or redeemed, we may be unable to reinvest the proceeds in securities of equivalent risk with comparable rates of return. During a period of rising interest rates, the fair value of our invested assets could decline. In addition, rising interest rates could also cause disintermediation, which in turn could cause us to sell investments at prices and times when the fair values of such investments are less than their amortized cost. We believe that our traditional life insurance liabilities are not highly interest rate sensitive and, therefore, the effects of fluctuating interest rates on these liabilities are not significant. For interest sensitive liabilities, we are primarily dependent upon asset/ liability matching or other strategies to minimize the impact of changes in interest rates. If we do not appropriately match our asset management strategy to our obligations, we could sustain losses. We may use interest rate swaps and other financial instruments as tools to mitigate the effects of asset/liability mismatches or the effect of interest rate changes on our balance sheet. In general, however, we do not hedge our investment risk. Our results of operations are also affected by the performance of assets held and managed by our ceding companies under our remaining modified coinsurance and coinsurance funds withheld arrangements, as discussed below under Funds Withheld at Interest.

     The following table summarizes the investment results of our general account portfolio for the periods indicated:

Investment Results

	Twelve Months Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Total invested assets, including cash and equivalents (1)	$138,429	$197,881	$306,346
Investment income, net of related expenses	$5,335	$5,924	$25,931
Effective yield rate (2)	3.51%	2.53%	5.28%
Realized investment gains	$440	$6,407	$19,749

(1)	Fair value at the end of the indicated period.

(2)	The effective yield rate equals (i) net investment income divided by (ii) the average of total adjusted invested assets (fixed maturities at amortized cost, including assets on deposit with reinsurers) at the end of each calendar quarter included in the indicated period.

  Funds Withheld at Interest

     As of December 31, 2004, our ceding companies had approximately $56.4 million in assets that were held and managed by or for them under our modified coinsurance and coinsurance funds withheld arrangements. Approximately $51.3 million of the funds withheld at interest relates to our modified coinsurance annuity reinsurance agreement with Lafayette, with the remaining $5.1 million related to a coinsurance funds withheld life reinsurance agreement. At December 31, 2004, the assets held and managed under our agreement with Lafayette were invested in fixed income securities having a weighted average credit quality of “A” and a weighted average duration of 3.7 years. At December 31, 2004, none of the assets were invested in below investment grade securities.

     Our remaining annuity reinsurance agreement covers general account fixed deferred annuity policies and is structured as a modified coinsurance arrangement. In this type of arrangement, the ceding company invests the premiums received from policyholders or engages an investment manager to do so, credits interest to policyholders’ accounts, processes surrenders and engages in other administrative activities. The ceding company is also required to carry reserves for these annuity policies based upon certain statutory rules in the state in which the ceding company is domiciled. The underlying investments purchased with the premiums received from policyholders support these statutory reserves.

     Historically, when a ceding company enters into an annuity reinsurance agreement structured as a modified coinsurance arrangement with us, a portion of the ceding company’s liability to the policyholders is ceded to us. Our remaining modified coinsurance arrangement is on a quota share basis, so the portion that is ceded to us is a fixed percentage of the liabilities arising from the underlying policies. Our share of the ceding company’s liability is included on our balance sheet as “Interest sensitive contracts liabilities.” However, unlike other reinsurance arrangements in which we receive cash or investments as consideration for assuming a portion of the ceding company’s liability, under these types of arrangements, we have established a receivable called “Funds withheld at interest” that is equal to our fixed portion of the statutory reserves carried by the ceding company. We are allocated our share of the investment income and realized capital gains and losses that arise from the securities in the investment portfolio underlying the statutory reserve.

     The average yield rate earned on the assets held and managed by our ceding companies under our annuity reinsurance agreements, which included Transamerica through November 2004, was approximately 2.88% for the year ended December 31, 2004. The average yield rates earned on the assets held and managed by our ceding companies under our annuity reinsurance agreements was approximately 2.68% for the year ended December 31, 2003. The average yield rate earned on the invested premiums funding our annuity obligations for the Transamerica annuity reinsurance agreement was approximately 2.65% for the year ended December 31, 2004. The average yield rate earned on the invested premiums funding our annuity obligations for our annuity reinsurance agreement with Lafayette was approximately 4.79% for the year ended December 31, 2004. For purposes of calculating the average yield rate earned on assets held and managed by our ceding companies, we include our share of the investment income and net realized capital gains and losses as reported to us through our settlements with our ceding companies. As noted elsewhere in this report, our annuity reinsurance agreement with Transamerica was terminated, and Transamerica recaptured all business ceded under the agreement effective as of December 1, 2004. As a result the aforementioned yield rates include the yield earned on invested premiums that funded our obligations under the Transamerica reinsurance agreement until the effective termination date.

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

Lafayette Annuity Reinsurance Agreement

     Our only remaining annuity reinsurance agreement at December 31, 2004 is with Lafayette. Approximately $51.3 million, or 91%, of our funds withheld at interest receivable, approximately $57.8 million, or 100%, of our interest sensitive contracts liability, and approximately $3.4 million, or 55%, of the deferred acquisition costs on our balance sheet related to this agreement as of December 31, 2004. As a result of the changes to our remaining book of business, especially the termination of our annuity reinsurance agreement with Ohio National in February 2003 and the termination of our annuity reinsurance agreement with Transamerica in December 2004, we expect that the assets and liabilities associated with the Lafayette agreement will represent a significant portion of our total assets and liabilities in future periods. The amount of deferred acquisition costs we record as an asset on our balance sheet related to our agreement with Lafayette is based on a series of assumptions related to the investment performance of the assets supporting our liabilities under the agreement, as well as future lapse rates for the underlying policies. These assumed lapse rates include assumptions regarding future full surrenders, partial withdrawals, annuitizations and policyholder deaths. While we believe the investment and lapse estimates to be reasonable, they are estimates of future events and we cannot assure you that they will prove to be accurate. If such assumptions turn out to be inaccurate, we could be required to write off additional deferred acquisition costs, which would have a significant adverse impact on our results of operations in future periods.

     The assets funding the policyholder obligations under our annuity reinsurance agreement with Lafayette have an average credit quality of “A-” and an average duration of 3.7 years. The premiums paid in connection with the underlying policies have been invested in investment grade bonds and mortgage backed securities.

     According to information provided by Lafayette, at December 31, 2004, the assets funding the policyholder obligations under our annuity reinsurance agreement were comprised of the following:

			% of Total
Type of Security	Book Value (1)	Market Value	Market Value
Investment grade US corporate bonds	$47,408,632	$49,659,347	83.2%
Mortgage backed securities	6,209,128	6,741,886	11.3%
Short-term securities	3,281,352	3,281,353	5.5%

Total invested assets	$56,899,112	$59,682,586	100.0%

Accrued investment income		816,992

Total market value, including accrued investment income		$60,499,578

(1)	Book values are statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with the ceding company under the agreement. We believe this presents a better understanding of potential future returns and cash flows under the agreement.

     According to information provided by Lafayette, at December 31, 2004 the credit ratings of the assets (excluding accrued investment income) funding the policyholder obligations under our annuity reinsurance agreement were approximately as follows:

			% of Total
Ratings (1)	Book Value (2)	Market Value	Market Value
AAA	$6,162,623	$6,124,325	10.3%
AA	3,267,674	3,405,138	5.7%
A	16,055,236	16,940,203	28.4%
BBB	31,413,579	33,212,920	55.6%

Total invested assets	$56,899,112	$59,682,586	100.0%

Accrued investment income		816,992

Total market value, including accrued investment income		$60,499,578

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on equivalent rating assigned by the National Association of Insurance Commissioners.

(2)	Book values are statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with the ceding company under the agreement. We believe this presents a better understanding of potential future returns and cash flows under the agreement.

     According to information provided by Lafayette, at December 31, 2004, the maturity distribution of the assets funding the policyholder obligations under our annuity reinsurance agreement was approximately as follows:

			% of Total
Maturity	Book Value (1)	Market Value	Book Value
Within one year	$11,293,241	$11,469,687	19.2%
From one to five years	19,566,378	20,889,726	35.0%
From six to ten years	19,586,896	20,476,650	34.3%
More than ten years	6,452,597	6,846,523	11.5%

Total all years	$56,899,112	$59,682,586	100.0%

(1)	Book values are those statutory book values reported to us by the ceding company for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with the ceding company under the contract. We believe this presents a better understanding of potential future returns and cash flows under the contract.

Off Balance Sheet Arrangements

     We have no material off balance sheet arrangements.

Contractual Obligations and Commitments

     The following table shows our contractual obligations and commitments including our payments due by period. The table does not include any obligations under our annuity and life reinsurance agreements.

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Operating Leases (1)	$275,000	$86,000	—	—	$361,000

Employment
Agreements (2)	$2,107,000	—	—	—	$2,107,000

     (1) We lease office space in Bermuda and the United States; these leases expire in March 2006 and May 2005, respectively. Our United States operating subsidiary has recently entered into a new lease of office space to replace its existing quarters which came into effect on February 1, 2005 and expires on January 31, 2007.

     (2) The amounts due under employment agreements represent base salary and housing and travel allowances for employees with the Company as of December 31, 2004. The amounts presented do not include any pension benefits, bonuses earned or other compensation incentives that may be payable under the employment agreements.

     Pursuant to an engagement letter dated January 19, 2004, as amended in March 2005 (“Engagement Letter”), we engaged UBS Securities LLC (“UBS”) to serve as our financial advisor and capital markets advisor in connection with identifying strategic alternatives available to us. The Engagement Letter provides that if, during the term of the Engagement Letter, we close an equity investment, we are obligated to pay UBS a minimum transaction fee of $1,000,000. If we close a sale transaction during the term of the Engagement Letter, we are obligated to pay UBS a minimum fee either $1,500,000 or $2,000,000, depending on whether the other party to that transaction is one identified in the Engagement Letter. In any case, the transaction fee payable to UBS may increase as the transaction value increases. Any transaction fee payable to UBS under the Engagement Letter will be offset by certain fees paid by us to UBS prior to the closing of the equity investment or sale transaction. At December 31, 2004, such fees totaled $240,000. We are also obligated to pay a transaction fee to UBS if, during the one year period following the expiration or termination of the Engagement Letter, we either consummate or enter into an agreement that results in an equity investment or sale transaction with any party identified to us by UBS as part of their engagement or with which we had discussions during the term of the Engagement Letter. The table above does not include any amounts that may be payable pursuant to the Engagement Letter.

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

     Under the terms of our reinsurance agreements, we are required to provide letters of credit or fund trust accounts with liquid assets to satisfy the collateral requirements of our ceding companies. At December 31, 2004 and December 31, 2003, letters of credit totaling $35,100,000 and $53,700,000, respectively, had been issued in the ordinary course of our business by our bankers in favor of certain ceding insurance companies (including our U.S. operating subsidiary) to provide security and meet regulatory requirements. At December 31, 2004 and December 31, 2003, cash and investments of approximately $41,300,000 and $56,800,000, respectively, were pledged as collateral for letters of credit. At December 31, 2004 and December 31, 2003, cash and investments of approximately $28,900,000 and $96,000,000, respectively, were held in trust for the benefit of certain of our ceding insurance companies to provide security and to meet regulatory requirements. At December 31, 2004, we had satisfied the collateral requirements of all of our ceding companies.

     We have two reinsurance operating subsidiaries, one of which is based in and operates out of Bermuda, and the other of which is based in and operates out of the United States. Our Bermuda operating subsidiary reinsures a large portion of the reinsurance business written by our U.S. operating subsidiary. The primary purpose of this reinsurance is to provide reinsurance capacity to our U.S. operating subsidiary so that it can compete in its market place. Our Bermuda operating subsidiary also has made capital infusions into the U.S. operating subsidiary to allow the U.S. company to maintain targeted statutory surplus levels and to provide cash and securities as collateral for the reinsurance cessions the U.S. operating subsidiary makes to the Bermuda operating company. At December 31, 2004, approximately $51,300,000 of our cash and cash equivalents and fixed income securities were held by the U.S. operating subsidiary and were not available to us or our Bermuda operating subsidiary to fund our liquidity or collateral needs.

     In connection with the novations of the life reinsurance agreements, approximately $28,900,000 of collateral held in a trust established with respect to our life reinsurance agreement with Scottish Re was transferred to Transamerica. In addition, $23,800,000 of the letters of credit we posted on behalf of our life reinsurance agreement with F&G were cancelled and the collateral securing those letters of credit was released to us. Approximately $39,600,000 was paid to Transamerica in connection with the novation and recapture transactions from this collateral, including $18,500,000 as consideration for the novations, a $14,000,000 termination premium and approximately $7,100,000 for amounts due to Transamerica as of December 1, 2004. Following those payments, approximately $13,100,000 of cash and securities previously posted as collateral was released to us. We recorded a loss of approximately $60,627,000 during the fourth quarter of 2004 relating to these novation and recapture transactions. On March 30, 2005, we received a demand letter from Transamerica stating that $7,000,000 was owed to Transamerica as an adjustment to the F&G policy benefit reserves. If we and Transamerica are unable to resolve this issue through continued discussions, we would seek adjudication of the dispute in accordance with the provisions of the Master Agreement, which calls for the matter to be submitted to a Fellow of the Society of Actuaries whose determination shall be final, binding and conclusive. While there can be no assurances, we believe that Transamerica is not entitled to this $7,000,000. Presently, we are unable to determine the amounts, if any, that may be due to or from Transamerica resulting from adjustments to the policy benefit reserves.

     Although our liquidity position has improved following the novation and recapture transactions we completed with Transamerica, a large portion of our cash and investments is held by our U.S. operating subsidiary or is posted as collateral under our remaining life reinsurance agreements and is unavailable to fund our operations or those of our Bermuda operating subsidiary.

     At December 31, 2004, our total capitalization, which consisted entirely of equity, was $66,417,212. During 2001, our Board of Directors approved a share repurchase program of up to an aggregate of $25,000,000 of our common shares from time to time in the future if market conditions so dictate. As of December 31, 2004, no shares had been repurchased under this program.

     For the year ended December 31, 2004, we utilized $59,066,808 of our cash and equivalents to fund operating activities, as compared with using cash and equivalents of $112,176,985 to fund our operating activities for the year ended December 31, 2003. The utilization of our cash and equivalents during 2004 primarily reflects approximately $23,300,000 of payments for unearned premiums associated with the recapture of our life reinsurance agreement with the Metropolitan Life Insurance Companies that was effective in 2003, payments of approximately $23,900,000 to Transamerica, and an $11,000,000 payment of policy benefits associated with the recapture of our GMDB/GMIB reinsurance agreement with CIGNA.

     We have no material commitments for capital expenditures as of December 31, 2004. We plan to continue to receive premiums and pay claims under our remaining reinsurance treaties; however, we are not currently underwriting any new treaties or accepting any new business from our existing treaties. While we believe we have sufficient operating liquidity to sustain our operations through at least the next twelve months, we continue to explore strategic alternatives to attempt to maximize shareholder value. These alternatives include, but are not limited to, a merger, sale, joint venture, sale of assets, including our remaining reinsurance agreements, or other comparable transaction. We do not know the terms upon which these transactions might be available, if at all.

     Both we and our Bermuda operating subsidiary, Annuity and Life Reassurance, are required to comply with the provisions of the Bermuda Companies Act that regulate the payment of dividends and the making of distributions from contributed surplus. Neither we nor Annuity and Life Reassurance may declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (i) the relevant company is, or would be after the payment, unable to pay its liabilities as they become due; or (ii) the realizable value of the relevant company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. As of and since December 31, 2002, we have not declared a dividend to shareholders and we do not expect to declare or pay dividends to shareholders in the near future. The declaration and payment of future dividends to holders of our common shares will be at the discretion of our Board of Directors and will depend upon our results of operations and financial condition, capital requirements of our subsidiaries, the ability of our operating subsidiaries to pay dividends to us, regulatory considerations and other factors the Board of Directors deems relevant. For a discussion of other factors affecting our ability to pay dividends, see Item 1. Business — Regulation and Results of Operations — Liquidity and Capital Resources and Note 17 to our consolidated condensed financial statements included elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. The following is a discussion of our primary market risk exposures and how those exposures are currently managed as of December 31, 2004. Our primary market risk exposures for the year ended December 31, 2004 have changed significantly since the year ended December 31, 2003 as a result of a decrease in the amount of our invested assets and funds withheld at interest, the recapture of our combined GMDB/GMIB reinsurance agreement with CIGNA and the recent recapture and termination of our annuity reinsurance agreement with Transamerica.

     We have no equity securities in our general account or in the assets underlying our modified coinsurance or coinsurance funds withheld agreements. We do not currently use derivative financial instruments such as futures and options to manage risk in our general account or assumed through our reinsurance agreements, although we may do so in the future. We manage other risks, including credit and liquidity, in the normal course of business. In managing credit risk, we establish overall quality and rating guidelines and place limits on credit exposure by issuer and industry to achieve appropriate diversification in the portfolio. We do not have a trading portfolio and are not exposed to market risk from trading activities.

     For our general fixed-income portfolio, which is comprised of fixed-income securities, our major market risk is changing interest rates, primarily in the United States. Changes in interest rates will affect the fair value of our investments and may affect our operating results and financial condition. Interest rate risk is managed with effective maturity structures and with the application of duration management practices.

     The table below presents as of December 31, 2004 the amortized cost amounts and related weighted average interest rates by years of maturity for our investment portfolio. Mortgage backed securities are included in the table by anticipated year of maturity.

Weighted Average Interest Rates by Maturity

				Weighted
				Average
	Cash and Cash	Weighted Average	Fixed income	Interest
Maturity Year	Equivalents	Interest Rate	Investments	Rate
		(dollars in thousands)
2005	$56,394	1.74%	$9,031	7.03%
2006			18,190	6.01%
2007			9,778	5.63%
2009			2,712	5.73%
2010			4,871	6.55%
Thereafter			36,186	5.63%

Total	$56,394	1.74%	$80,768

Fair value	$56,394		$82,034

     Sensitivity analysis and duration modeling are used to estimate changes in fair values of fixed income investments and the potential effects on operating earnings and cash flows resulting from possible near term changes in interest rates. The term “near term” means a period of time going forward up to one year from the date of our consolidated financial statements. Durations of fixed income investments are adjusted for call, put and reset features. Portfolio durations are calculated on a market value weighted basis, including accrued investment income. Our duration model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model. The duration model produces a loss in fair value of the fixed income investments of approximately $2,323,000 based on a 100 basis point increase in interest rates as of December 31, 2004. Conversely, the model produces gains of similar amounts with a 100 basis point decrease in interest rates. Actual results may differ from the hypothetical change in fair values assumed in this disclosure.

     We believe that our life insurance liabilities are not highly interest rate sensitive as they arise from traditional reinsurance arrangements and, therefore, the effects of fluctuating interest rates on these liability cash flows are not significant. Our remaining annuity reinsurance agreement is generally regarded as interest rate sensitive. The future earnings and cash flows of that annuity reinsurance agreement are primarily dependent on earning a spread (the difference between the interest earned on the supporting asset base and the rate credited to policyholders) and persistency of the underlying business. Our ceding company under the annuity reinsurance agreement manages all assets supporting our interest sensitive contracts liabilities. If these assets do not achieve investment returns at rates sufficient to meet our obligations on the underlying policies, we could experience losses.

     Our remaining modified coinsurance annuity reinsurance agreement has features that constitute an embedded derivative that requires bifurcation and separate accounting under SFAS No. 133 — Accounting for Derivative Instruments and Hedging Activities. We have identified an embedded derivative, similar to a total return swap arrangement, within our funds withheld at interest receivable asset that we record in connection with this agreement. The valuation of this embedded derivative requires complex cash flow modeling and assumptions, most notably with respect to expected future cash flows under the reinsurance agreement. The net fair value of this derivative is classified on our balance sheet as a component of our Funds withheld at interest asset. Changes in the fair value of the derivative are reported in our results of operations as the net change in fair value of embedded derivatives. While we believe these estimates of future cash flows and other assumptions in our models are reasonable when made, the assumptions used are subjective and may require adjustment in the future.

     The methodology we use to determine the fair value of the embedded derivative is to determine the fair value of the host contract (notional asset) based upon expected future cash flows under the annuity contract. The fair value of the embedded derivative is calculated as being the market value of the actual assets less the fair value of the notional asset. The change in fair value of the embedded derivative is influenced by changes in credit risk, changes in expected future cash flows under the annuity contracts and interest rate changes. This methodology results in a valuation of the embedded derivative reflecting the market risk inherent in the underlying contract. Sensitivity analysis on the assets and liabilities associated with the underlying reinsurance agreement is conducted periodically.

     As of December 31, 2004, the net impact on our embedded derivative of a 20 basis point increase or decrease in credit spreads is a loss or gain on the embedded derivative of approximately $203,000. The net impact on our embedded derivative of a 50 basis point increase or decrease in interest rates as a result of duration mismatching is a gain or loss on the embedded derivative of approximately $83,000. The duration of the actual assets is approximately 3.66 years and the duration of the notional asset is approximately 3.60 years. As a result, we believe the impact of interest rate movements on the embedded derivative will be small. The table below shows the change in our embedded derivative for what is now our only remaining modified coinsurance annuity reinsurance agreement by quarter for 2004 and 2003:

	Change in Embedded	Embedded Derivative
	Derivative Value	at Fair Value
First Quarter 2003	$3,157,059	$(9,003,072)
Second Quarter 2003	$(655,313)	$(9,658,385)
Third Quarter 2003	$21,315	$(9,637,070)
Fourth Quarter 2003	$1,846,939	$(7,790,131)
First Quarter 2004	$607,388	$(7,182,743)
Second Quarter 2004	$518,786	$(6,663,957)
Third Quarter 2004	$565,939	$(6,098,018)
Fourth Quarter 2004	$488,957	$(5,609,061)

The statements above are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See —Forward-Looking Statements beginning on page 23.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders
Annuity and Life Re (Holdings), Ltd.

     We have audited the accompanying consolidated balance sheets of Annuity and Life Re (Holdings), Ltd. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, comprehensive loss, changes in stockholder’s equity, and cash flows for the year ended December 31, 2004. Our audit also included financial statement schedule II, condensed financial information for the Registrant as of December 31, 2004 and for the year then ended. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Annuity and Life Re (Holdings), Ltd. and its subsidiaries as of December 31, 2004 and the results of their operations and cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information contained therein.

     As discussed in Note 4(l) to the consolidated financial statements, as of January 1, 2004, the Company changed its method of accounting for certain nontraditional long-duration contracts.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

/s/     Marcum & Kliegman LLP

Melville, New York
February 11, 2005
Except for the first paragraph of Note 12,
as to which the date is March 30, 2005

Report of the Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Annuity and Life Re (Holdings), Ltd.

We have audited the accompanying consolidated balance sheet of Annuity and Life Re (Holdings), Ltd. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule as of December 31, 2003 and for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Annuity and Life Re (Holdings), Ltd. and its subsidiaries as of December 31, 2003 and the results of their operations and cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of December 31, 2003 and for each of the years in the two-year period ended December 31, 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information contained therein.

The consolidated financial statements and financial statement schedule for the years ended December 31, 2003 and 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered significant losses from operations and experienced liquidity demands that raise substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 3. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

KPMG

Chartered Accountants
Hamilton, Bermuda
March 5, 2004

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	December 31,
	2004	2003
Assets

Cash and cash equivalents	$56,394,484	$80,068,310
Fixed income investments at fair value (amortized cost of $80,767,893 and $115,594,199 at December 31, 2004 and December 31, 2003, respectively)	82,034,410	117,812,445
Funds withheld at interest	56,415,386	667,824,819
Accrued investment income	1,155,762	1,491,170
Receivable for reinsurance ceded	82,433,270	88,480,172
Other reinsurance receivables	4,306,931	4,580,745
Deferred policy acquisition costs	6,084,488	68,942,628
Other assets	580,625	682,050

Total Assets	$289,405,356	$1,029,882,339

Liabilities

Reserves for future policy benefits	$109,860,843	$161,105,541
Interest sensitive contracts liability	57,754,009	670,717,546
Other reinsurance liabilities	49,186,297	55,826,940
Accounts payable and accrued expenses	6,186,995	7,059,733

Total Liabilities	222,988,144	894,709,760

Stockholders’ Equity

Preferred shares (par value $1.00; 50,000,000 shares authorized; no shares outstanding)	—	—
Common shares (par value $1.00; 100,000,000 shares authorized; 26,338,528 and 26,454,195 shares outstanding at December 31, 2004 and December 31, 2003, respectively)	26,338,528	26,454,195
Additional paid-in capital	333,810,766	334,418,029
Stock warrants	1,350,000	1,250,000
Unamortized stock-based compensation	(490,415)	(1,509,022)
Accumulated other comprehensive income	1,016,260	1,840,849
Accumulated deficit	(295,607,927)	(227,281,472)

Total Stockholders’ Equity	66,417,212	135,172,579

Total Liabilities and Stockholders’ Equity	$289,405,356	$1,029,882,339

See accompanying notes to consolidated financial statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. Dollars)

	For the Year Ended December 31,
	2004	2003	2002
Revenues

Net premiums	$48,297,706	$166,972,840	$344,097,441
Investment income, net of related expenses	21,697,563	29,042,223	102,138,985
Net realized investment gains	439,536	6,406,587	19,749,266
Net change in fair value of embedded derivatives	2,181,070	16,692,688	(25,846,110)
Surrender fees and other revenues	4,475,691	7,297,015	16,156,437

Total Revenues	77,091,566	226,411,353	456,296,019

Benefits and Expenses

Claims and policy benefits	14,101,129	198,002,905	352,408,801
Interest credited to interest sensitive products	5,399,460	13,980,723	71,370,616
Policy acquisition costs and other insurance expenses	110,922,948	128,549,288	125,877,980
Collateral costs	—	—	12,948,115
Operating expenses	14,628,524	18,034,021	22,577,792

Total Benefits and Expenses	145,052,061	358,566,937	585,183,304

Loss before cumulative effect of a change in accounting principle	(67,960,495)	(132,155,584)	(128,887,285)
Cumulative effect of a change in accounting principle	(365,960)	—	—

Net Loss	$(68,326,455)	$(132,155,584)	$(128,887,285)

Loss per common share before cumulative effect of a change in accounting principle per common share
Basic	$(2.63)	$(5.11)	$(5.01)
Diluted	$(2.63)	$(5.11)	$(5.01)

Cumulative effect of a change in accounting principle per common share
Basic	$(0.01)	$—	$—
Diluted	$(0.01)	$—	$—

Net loss per common share
Basic	$(2.64)	$(5.11)	$(5.01)
Diluted	$(2.64)	$(5.11)	$(5.01)

See accompanying notes to consolidated financial statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. Dollars)

	For the Year Ended December 31,
	2004	2003	2002
Net loss for the period	$(68,326,455)	$(132,155,584)	$(128,887,285)

Other comprehensive loss:

Unrealized holding (loss) gains on fixed income investments arising during the period	(385,053)	2,084,911	19,493,322

Less reclassification adjustment for net realized investment gains in net loss	439,536	6,406,587	19,749,266

Other comprehensive loss	(824,589)	(4,321,676)	(255,944)

Total Comprehensive Loss	$(69,151,044)	$(136,477,260)	$(129,143,229)

See accompanying notes to consolidated financial statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(U.S. Dollars)

	For the Year Ended December 31,
	2004	2003	2002
Preferred shares par value $1.00
Balance at beginning and end of period	$—	$—	$—

Common shares par value $1.00
Balance at beginning of period	$26,454,195	$26,106,328	$25,705,328
Issuance of shares	—	575,000	401,000
Cancellation of shares	(115,667)	(227,133)	—

Balance at end of period	$26,338,528	$26,454,195	$26,106,328

Additional paid-in capital
Balance at beginning of period	$334,418,029	$335,334,932	$332,447,062
Issuance of shares and stock options	15,000	426,700	2,887,870
Cancellation of shares and stock options	(622,263)	(1,343,603)	—

Balance at end of period	$333,810,766	$334,418,029	$335,334,932

Notes receivable from stock sales
Balance at beginning of period	$—	$(1,626,493)	$(1,317,259)
Repayments (Issuances)	—	1,250,000	(250,000)
Interest collected on notes receivable	—	420,491	38,620
Accrued interest during period	—	(43,998)	(97,854)

Balance at end of period	$—	$—	$(1,626,493)

Stock warrants
Balance at beginning of period	$1,250,000	$—	$—
Issuance of warrants	100,000	1,250,000

Balance at end of period	$1,350,000	$1,250,000	$—

Unamortized stock-based compensation
Balance at beginning of period	$(1,509,022)	$(2,514,693)	$—
Cancellation of stock-based compensation	737,930	1,570,736	—
Issuance of stock-based compensation	(15,000)	(1,001,700)	(3,288,870)
Amortization of stock-based compensation	295,677	436,635	774,177

Balance at end of period	$(490,415)	$(1,509,022)	$(2,514,693)

Accumulated other comprehensive income
Balance at beginning of period	$1,840,849	$6,162,525	$6,418,469
Net unrealized (losses) on fixed income investments	(824,589)	(4,321,676)	(255,944)

Balance at end of period	$1,016,260	$1,840,849	$6,162,525

Accumulated Deficit
Balance at beginning of period	$(227,281,472)	(95,125,888)	$38,935,242
Net loss	(68,326,455)	(132,155,584)	(128,887,285)
Stockholder dividends	—	—	(5,173,845)

Balance at end of period	$(295,607,927)	$(227,281,472)	$(95,125,888)

Total Stockholders’ Equity	$66,417,212	$135,172,579	$268,336,711

See accompanying notes to consolidated financial statements

ANNUITY AND LIFE RE (HOLDINGS), LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars)

	For the Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net loss	$(68,326,455)	$(132,155,584)	$(128,887,285)
Adjustments to reconcile net loss to cash used by operating activities:
Net realized investment gains	(439,536)	(6,406,587)	(19,749,266)
Net change in fair value of embedded derivatives	(2,181,070)	(16,692,688)	25,846,110
Cumulative effect of change in accounting principle	365,960	—	—
Amortization of stock based compensation	295,677	436,635	774,177
Stock warrants expense	100,000	1,250,000	—
Changes in:
Accrued investment income	335,408	650,168	2,755,725
Deferred policy acquisition costs	99,012,150	118,971,020	21,160,544
Other reinsurance receivables	6,320,716	25,633,710	14,502,125
Other assets	101,425	1,826,808	6,852,113
Reserves for future policy benefits	(49,365,938)	(108,514,268)	47,754,054
Interest sensitive contracts, net of funds withheld	(37,771,764)	3,535,715	(39,703,138)
Other reinsurance liabilities	(6,640,643)	4,687,776	33,798,860
Accounts payable and accrued expenses	(872,738)	(5,399,690)	1,708,325

Net cash used by operating activities	$(59,066,808)	$(112,176,985)	$(33,187,656)

Cash flows from investing activities
Proceeds from sales and maturities of fixed income investments	$54,941,179	$336,303,814	$336,648,268
Purchases of fixed income investments	(19,548,197)	(298,615,920)	(153,589,644)

Net cash provided by investing activities	$35,392,982	$37,687,894	$183,058,624

Cash flows from financing activities
Interest accrued on notes receivable	$—	$(43,998)	$(97,854)
Interest collected on notes receivable	—	420,491	38,620
Repayment (issuance) of notes receivable	—	1,250,000	(250,000)
Dividends paid to stockholders	—	—	(5,173,845)
(Decrease) in deposit liability	—	—	(96,250,000)

Net cash provided (used) by financing activities	$—	$1,626,493	$(101,733,079)

(Decrease) increase in cash and cash equivalents	$(23,673,826)	$(72,862,598)	$48,137,889
Cash and cash equivalents, beginning of period	80,068,310	152,930,908	104,793,019

Cash and cash equivalents, end period	$56,394,484	$80,068,310	$152,930,908

Non-Cash disclosures: amounts recorded in connection with the cumulative effect of a change in accounting principle
Deferred policy acquisition costs	$(36,154,010)	$—	$—
Reserves for future policy benefits	(1,878,760)	—	—
Interest sensitive contracts, net of funds withheld	38,398,730	—	—

Cumulative effect of a change in accounting principle	$365,960	$—	$—

See accompanying notes to consolidated financial statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

     Annuity and Life Re (Holdings), Ltd. (“Holdings”) was incorporated on December 2, 1997 under the laws of Bermuda. Holdings provides annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiaries: Annuity and Life Reassurance, Ltd., which is licensed under the laws of Bermuda as a long term insurer; and Annuity and Life Re America, Inc., an insurance holding company based in the United States, and Annuity and Life Reassurance America, Inc., a life insurance company domiciled in the United States. Holdings, Annuity and Life Reassurance, Ltd., Annuity and Life Re America, Inc. and Annuity and Life Reassurance America, Inc. are collectively referred to herein as the “Company.”

     The Company has encountered significant difficulties during the last four years. In addition to reporting significant operating losses for those years, the Company has reduced its operations significantly through the novation, termination and recapture of many of its life and annuity reinsurance agreements. The Company plans to continue to receive premiums and pay claims under its remaining reinsurance treaties; however, it is not currently underwriting any new treaties or accepting any new business from its existing treaties.

2. Significant Events and Resolution of Contingencies

          (a) Significant Events

     On December 31, 2004, the Company entered into a binding letter of intent with Transamerica Occidental Life Insurance Company (“Transamerica”) that provided for the novation of its life reinsurance agreements with Scottish Re Limited (“Scottish Re”) and Fidelity and Guaranty Life Insurance Company (“F&G”) to Transamerica as of December 31, 2004. The letter of intent also provided that, upon consummation of the novation of the life reinsurance agreements, Transamerica would terminate its annuity reinsurance agreement with the Company and recapture all business ceded under the agreement effective as of December 1, 2004.

     Pursuant to the letter of intent with Transamerica, on January 31, 2005, the Company executed definitive documents and novated its life reinsurance agreements with Scottish Re and F&G to Transamerica as of December 31, 2004. In consideration of these novations, the Company paid Transamerica $18.5 million, representing a transfer of reserves related to the novated life reinsurance agreements. Also, on January 31, 2005, the Company executed an amendment to its annuity reinsurance agreement with Transamerica pursuant to which the annuity reinsurance agreement with Transamerica was terminated, and Transamerica recaptured all business ceded under the agreement effective as of December 1, 2004. In consideration of the recapture, the Company paid Transamerica all amounts owed under the annuity reinsurance agreement through November 30, 2004, which was approximately $7.1 million, along with a termination premium of $14.0 million.

     In connection with the novations of the life reinsurance agreements, approximately $28.9 million of collateral held in a trust established with respect to the Company’s life reinsurance agreement with Scottish Re was transferred to Transamerica. In addition, $23.8 million of the letters of credit the Company posted on behalf of its life reinsurance agreement with F&G were cancelled and the collateral securing those letters of credit was released to the Company. Approximately $39.6 million was paid to Transamerica in connection with the novation and recapture transactions from this collateral, including $18.5 million as consideration for the novations, a $14.0 termination premium and approximately $7.1 million for amounts due to Transamerica as of December 1, 2004. Following those payments, approximately $13.1 million of cash and securities previously posted as collateral were released to the Company.

     On July 28, 2004, Connecticut General Life Insurance Company (“CIGNA”), the ceding company under the Company’s then only remaining guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) reinsurance agreement drew $11 million on a letter of credit that had been issued for CIGNA’s benefit. As of June 30, 2004, CIGNA was seeking $49 million of collateral in addition to the $11 million of collateral the Company had previously provided in the form of a fully collateralized letter of credit. The Company did not agree that the aggregate $60 million collateral requirement asserted by CIGNA was required to be posted and did not post any additional collateral for this agreement. On October 26, 2004, the Company entered into a Commutation and Release Agreement with CIGNA providing for the recapture by CIGNA of the GMDB/GMIB agreement. The Commutation and Release Agreement also provides for a mutual release by each of the parties of all past, present and future claims under the GMDB/GMIB agreement, including all obligations for claims and premiums that had accrued under the agreement since July 1, 2004. The parties also agreed to a mutual release of all claims under the letter of credit, and that CIGNA would retain the $11 million it previously drew under the letter of credit. In addition, the Company issued CIGNA a warrant dated as of September 30, 2004 to acquire one million of its common shares at an exercise price of $1.00 per share (as per Note 7). The warrant expires on September 30, 2014. After giving effect to the Commutation and Release Agreement with CIGNA, the Company no longer has any exposure to GMDB or GMIB.

     On and since December 4, 2002, certain of the Company’s stockholders, seeking to act as class representatives, filed lawsuits against the Company and certain of its present and former officers and directors in the United States District Court for the District of Connecticut seeking unspecified monetary damages. The plaintiffs claim that the defendants violated certain provisions of the United States securities laws by making various alleged material misstatements and omissions in public filings and press releases. The plaintiffs filed a single consolidated amended complaint in July 2003, adding as defendants XL Capital Ltd and two additional directors. On October 1, 2003, the Company answered the amended and consolidated complaint and denied liability on the claims the plaintiffs have asserted. In January 2004, the court ordered that a related action that the plaintiffs filed against the KPMG LLP (United States) and KPMG in Bermuda be consolidated with the action against the Company. In February 2004, the court denied certain individual defendants’ motions to dismiss the action. In March 2004, the court denied motions to dismiss filed by certain other individual defendants and XL Capital Ltd. Also in March 2004, KPMG LLP (United States) and KPMG in Bermuda filed motions to dismiss the action. The court has not yet ruled on KPMG LLP’s (United States) and KPMG in Bermuda’s respective motions to dismiss.

     On July 20, 2004, the Company announced that it had reached an agreement in principle with the plaintiffs, subject to full documentation by the parties to the settlement, notice to the class, court approval and other steps required to consummate a class action settlement, to settle the lawsuit. In August 2004, the parties to the settlement executed and filed a Stipulation setting forth their settlement agreement, and sought court approval. The parties to the settlement are the plaintiffs and the class (which consists, subject to certain exclusions, of persons who purchased the Company’s common shares between March 15, 2000 and November 19, 2002), the Company, all individual defendants and XL Capital Ltd. The settlement is without any admission of liability or wrongdoing. The Company, along with its directors and officers’ liability carrier, and XL Capital Ltd have agreed to pay an aggregate of $16.5 million. The Company’s share of the settlement was $2.5 million in cash, which it paid into escrow in August 2004, and an additional $2.5 million to be paid in cash or in common shares (subject to a cap of 19.9% of the Company’s outstanding shares) at the Company’s election. On January 10, 2005, the Company elected to pay the remaining $2.5 million in cash, which it paid into escrow on that date. The Company recorded its $5.0 million portion of the settlement as an operating expense in 2004.

     In October 2004, the court ordered that notice of the settlement be given to class members, set deadlines for class members to exclude themselves from the class or file objections to the settlement, and scheduled a Settlement Fairness Hearing for January 2005. Following the Settlement Fairness Hearing, the District Court entered an order and final judgment approving the settlement in January 2005. Robert P. Johnson, one of the Company’s current directors, has filed a proof of claim to participate in the settlement based on his transactions in the Company’s stock during the class period and prior to rejoining its board of directors.

(b) Resolution of Contingencies

     The terminations and novations of the reinsurance agreements described in Note 2 (a) reduced the Company’s obligations to post collateral and reduced the cash drain on operations. These terminations and novations combined with the settlement of the class action lawsuit described in Note 2 (a), resolved a number of the contingencies that faced the Company as of December 31, 2003 (see Note 3). After taking into consideration the Company’s current security and regulatory requirements (see Note 5), and the return of approximately $13.1 million of cash and securities pledged as collateral for letters of credit (see Note 2 (a)), the Company believes it has sufficient cash and investments as of December 31, 2004 to fund its operations for at least the next 12 months.

     The termination, recapture and novation transactions consummated by the Company in 2004 had a material impact on the Company’s results of operations. The following unaudited table shows summarized results of operations assuming that all of the termination, recapture and novation transactions occurred on January 1, 2004.

Annuity and Life Re (Holdings), Ltd.
Pro Forma Condensed Consolidated Statement of Operation for the Years Ended December 31, 2004
(Unaudited and in U.S. Dollars)

Pro Forma
2004
Total Revenues	$29,069,399
Total Benefits and Expenses	35,612,349

Loss before cumulative effect of a change in accounting principle	$(6,542,950)
Cumulative effect of a change in accounting principle	—

Net Loss	$(6,542,950)

Loss per common share before cumulative effect of a change in accounting principle per common share:
Basic	$(0.25)
Diluted	$(0.25)

Cumulative effect of a change in accounting principle per common share:
Basic	$0.00
Diluted	$0.00

Net loss per common share:
Basic	$(0.25)
Diluted	$(0.25)

3. Going Concern Basis of Presentation — 2003 Financial Statements

     The footnotes to our consolidated financial statements for the year ended December 31, 2003 included the following discussion regarding the going concern basis of accounting that was used as a basis for preparing those consolidated financial statements. See Note 2(b) for the status of the following matters.

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

4. Summary of Significant Accounting Policies

     The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The following are the significant accounting policies adopted by the Company:

(a) Basis of consolidation

     The consolidated financial statements include the accounts of Holdings and its subsidiaries, Annuity and Life Reassurance, Ltd., Annuity and Life Re America, Inc. and Annuity and Life Reassurance America, Inc. All significant inter-company accounts and transactions have been eliminated upon consolidation.

(b) Revenues

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

     For contracts with a single premium or a limited number of premium payments due over a significantly shorter period than the total period over which benefits are provided (“limited payment contracts”), reinsurance premiums are recorded as net premiums when due with any excess profit deferred and recognized in net premiums in a constant relationship to the insurance in force or, for annuities, in relation to the amount of expected future benefit payments.

     Amounts collected on universal life and investment-type contracts are considered deposits and are reported in the balance sheet as interest sensitive contracts liability. Revenues from these investment-type contracts consist of income earned on the assets and amounts assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Deposit accounting procedures are applied to considerations received or paid relating to reinsurance contracts that do not qualify for reinsurance accounting, with any revenue or expense associated with such deposits reflected in net investment income and other insurance expenses, respectively.

(c) Deferred policy acquisition costs

     The costs of acquiring new business, principally allowances, which vary with and are primarily related to the production of new business, are deferred. Where a ceding company pays a bonus interest amount in the first year of a policy to induce a policyholder to acquire the product, and this bonus interest amount is distinct from and incremental to the expected ongoing interest crediting amount, the bonus interest is capitalized and amortized to policy acquisition costs in a manner similar to deferred acquisition costs. Deferred policy acquisition costs are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each accounting period.

     For traditional life and annuity policies with life contingencies, deferred policy acquisition costs are charged to expense using assumptions consistent with those used in computing policy reserves. Assumptions as to anticipated premiums are estimated at the date of the policy issuance, or the effective date of the most recent premium rate increase, and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in the results of operations in the period such deviations occur. For these contracts, the amortization periods are generally the estimated life of the policies.

     For universal life and investment-type contracts, deferred policy acquisition costs are amortized over the expected average life of the contracts as a constant percentage of the present value of estimated gross profits arising principally from investment results, mortality and expense margins and surrender charges based on historical and anticipated future experience, which is updated at the end of each accounting period. In computing amortization, interest accrues to the unamortized balance of capitalized policy acquisition costs at the rate used to discount expected gross profit. The effect on the amortization of deferred policy acquisition costs of revisions to estimated gross profits are reflected in the results of operations in the period such estimated gross profits are revised.

     Changes in deferred policy acquisition costs for the year ended December 31, 2004 is as follows:

2004
Balance, January 1	$68,942,628
Adoption of SOP 03-1	36,154,010
Capitalization of deferred acquisition costs	4,550,392
Amortization of deferred acquisition costs	(14,212,780)
Write downs of deferred acquisition costs due to terminations and recaptures	(89,349,762)

Balance, December 31	$6,084,488

(d) Insurance licenses, net of amortization

     The Company has classified as insurance licenses the cost in excess of fair value of net assets acquired in a purchase transaction. Prior to January 1, 2002, the Company had been amortizing these insurance licenses on a straight-line basis over 20 years. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 — Goodwill and Other Intangible Assets. Under SFAS No. 142 the insurance licenses are no longer amortized, but are subjected to an initial impairment test on adoption of SFAS No. 142 and an annual impairment test in subsequent years. The Company adopted SFAS No. 142 on January 1, 2002. In 2003, the Company determined that an impairment charge was necessary and the entire amount was written off and charged to operating expenses. The amount carried at December 31, 2002 was $2,128,000.

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

     The Company’s liability for contracts providing reinsurance for life insurance policies is recorded in the balance sheet as reserves for future policy benefits. The reserve is estimated using a net level premium method utilizing actuarial assumptions for mortality, persistency, interest and expenses established when the contract is underwritten. These assumptions are based on anticipated experience with a margin for adverse deviation. If the reserves for future policy benefits plus the present value of expected future gross premiums are insufficient to provide for expected future benefits and expenses, deferred policy acquisition costs are written down and, if required, a premium deficiency reserve is established, by a charge to claims and policy benefits. Benefit liabilities for traditional annuities that contain mortality risk are recorded at the present value of expected future benefit payments. Reserves are also established to cover death claims that may have been incurred and reported to the ceding company, but not yet reported to the Company due to timing delays. The average discount rate used to compute the Company’s reserves for future policy benefits, net of any receivable for reinsurance ceded, was approximately 5.1% for 2004.

     Amounts collected on universal life and investment-type contracts and benefit liabilities for traditional annuities (during the accumulation period) are reported in the balance sheet as interest sensitive contracts liability. Universal life and investment-type contracts are recorded at their accumulated policyholder values (without reduction for potential surrender or withdrawal charges). Revenues from these contracts consist of income earned on the assets and amounts assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Items that are charged to expense represent interest credited to policyholder account and other benefits in excess of related policyholders’ account balances, including minimum interest guarantee payments.

     The Company historically reinsured certain minimum guarantees, including GMDB and GMIB, associated with variable annuity contracts, although as of December 31, 2004, it no longer reinsured these types of contracts. The Company’s accounting policy was designed to establish reserves for expected benefit payments over the life of the underlying policies, based upon the original pricing assumptions. The Company’s reserving policy allows the Company to increase reserves if claim amounts or claims volume exceed what was anticipated in pricing.

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

     Realized gains and losses on investments are recognized in the results of operations, using the specific identification method. Changes in fair values of securities classified as available for sale are reflected in accumulated other comprehensive income.

(g) Translation of foreign currencies

     The Company’s functional currency is the United States dollar. Premiums written and receivable in foreign currencies and liabilities for future benefits payable in foreign currencies are recorded at exchange rates prevailing at the time such assets and liabilities are first recorded. Exchange gains or losses resulting from the periodic revaluation and settlement of such assets and liabilities are recorded in the Company’s statement of operations. There were no transactions in foreign currencies for the year ended December 31, 2004.

(h) Earnings per common share

     The Company calculates basic earnings per common share and earnings per common share assuming dilution. Basic earnings per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Restricted common stock issued to employees (see Note 10) is not included in calculating basic earnings per common share until it has vested.

     Diluted earnings per common share is calculated by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period, plus potential dilutive common shares. Options and warrants issued by the Company are considered potential dilutive common shares and are included in the calculation using the treasury stock method, unless their inclusion would be considered anti-dilutive.

(i) Cash and cash equivalents

     For the purposes of the statements of cash flows, the Company considers all time deposits and short-term investments with an original maturity of 90 days or less as equivalent to cash.

(j) Stock plans

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. On January 1, 2003, the Company voluntarily adopted the fair value based method of accounting for stock-based employee compensation under the prospective method described in SFAS No. 148. Under this method, the Company applies fair value accounting to all grants of employee stock options subsequent to December 31, 2002. Previously, the Company had applied the intrinsic value method when accounting for its stock-based compensation and continues to apply the intrinsic value method to stock-based compensation issued prior to January 1, 2003, whereby all stock options granted were at market value with no corresponding charges to compensation expense. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The following table provides the required disclosure for grants made prior to the Company’s adoption of the prospective method described in SFAS No. 148.

	Year Ended December 31,
	2004	2003	2002
Net loss - as reported	$(68,326,455)	(132,155,584)	(128,887,285)
Stock option expense recognized	79,883	111,583
Pro forma effect on net loss of applying fair value accounting to all stock option grants	(575,981)	(1,067,642)	(3,448,484)

Net loss – pro forma	$(68,822,553)	(133,111,643)	$(132,335,769)

Net loss per common share - as reported:
Basic	$(2.64)	$(5.11)	$(5.01)
Diluted	$(2.64)	$(5.11)	$(5.01)
Net loss per common share - pro forma:
Basic	$(2.66)	$(5.14)	$(5.14)
Diluted	$(2.66)	$(5.14)	$(5.14)

     The stock-based compensation expense, including restricted common stock issued to employees, for the year ended December 31, 2004 was $295,678.

     The fair value of the options is estimated on the date of grant using the Black-Scholes option-pricing model. The following table details the assumptions and fair values for options issued in the past four years:

	Dividend	Expected	Weighted Average	Weighted Average
Year of Grant	Yield	Volatility	Risk Free Rate	Fair Value
2001	0.69%	37.07%	5.05%	$15.19
2002	1.22%	62.19%	4.99%	$10.62
2003	0.00%	241.10%	3.68%	$1.03
2004	0.00%	50.00%	4.46%	$0.30

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

     A portion of the Company’s funds withheld at interest receivable asset contains embedded derivatives, which require bifurcation and separate accounting under SFAS No. 133 — Accounting for Derivative Instruments and Hedging Activities, which the Company adopted as of January 1, 2001. The net fair value of these embedded derivatives is classified as part of the Company’s funds withheld asset on its balance sheet. The change in the fair value of these embedded derivatives is recorded in the Company’s statement of operations as Net change in fair value of embedded derivatives, which is a non-cash item. The Company, with the assistance of outside advisors, has developed a cash flow model to arrive at an estimate of the fair value of these embedded derivatives that uses various assumptions regarding future cash flows under the affected annuity reinsurance contracts. While the Company has made an estimate of the fair value of these embedded derivatives using a model that it believes is appropriate and based upon reasonable assumptions, the assumptions used are subjective and may require adjustment in the future. The Company did not bifurcate and separately account for the embedded derivatives contained in its annuity reinsurance agreement with Transamerica and its guaranteed minimum income benefit reinsurance agreement with CIGNA, because the Company acquired those agreements prior to the transition date it elected under SFAS No. 133, as amended.

(l) Accounting pronouncements

Emerging Issues Task Force

     The Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” in late 2003. It contains two aspects that impact the Company. Firstly, it provides details regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These disclosures were effective in annual financial statements for fiscal years ended after December 15, 2003. Secondly, it provides additional guidance for evaluating whether an investment is other-than-temporarily impaired. This guidance was scheduled to be effective for reporting periods beginning after June 30, 2004. However, the FASB has since determined that a delay in the effective date of these provisions was necessary until it can issue additional guidance on the application of EITF Issue No. 03-1. The Company will assess whether this guidance will have a material impact on the Company’s results of operations or financial condition once it is released.

Variable Interest Entities

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (as amended in December 2003, “FIN 46”), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created before January 31, 2003 in the first fiscal year or interim period beginning after March 15, 2004. The effect of the adoption of this new accounting pronouncement did not have any impact on the Company’s consolidated financial statements.

AICPA Statement of Position (SOP) 03-1

     In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountant’s (“AICPA”) issued Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts. The SOP is effective for financial statements for fiscal years beginning after December 15, 2003 and provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. The SOP changed the manner in which life insurance companies account for certain types of insurance and reinsurance contracts.

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

     On January 1, 2004, the Company adopted this new accounting standard. At that time, the Company had a combined GMDB/GMIB agreement with CIGNA and an annuity reinsurance agreement with Transamerica that were both affected by the adoption of the new SOP. The cumulative effect of the change in accounting principle was a net loss of $365,960. As a result of adopting the SOP, the amount of reserves carried for the Company’s GMDB/GMIB reinsurance agreement with CIGNA was reduced by $1,878,760, favorably impacting the Company’s results of operations. Also, as a result of the SOP, the Company increased its reserves for interest sensitive contracts liability for its Transamerica contract by $38,398,730 to $611,486,170, and increased its deferred policy acquisition costs for that contract by $36,154,010 to $65,907,500. The impact of the adoption of the SOP on the Company’s accounting for the Transamerica annuity reinsurance agreement was a net charge to income of $2,244,720.

     The SOP is no longer applicable under the Company’s remaining contracts (see Note 2). The Company was unable to analyze and account for the impact of the adoption of the SOP on its accounting for the Transamerica annuity reinsurance agreement and its agreement with CIGNA for periods prior to its adoption on January 1, 2004.

     Share-Based Payments

     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB opinion No. 25 “Accounting for Stock Issued to Employees”. The statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Since the Company applies fair value accounting to all employee stock options granted or modified subsequent to December 31, 2002, the impact of this statement will be to record compensation expense utilizing fair value accounting for awards vesting on or after July 1, 2005 that were granted on or before December 31, 2002. The Pro forma table in Note 4j illustrates the impact on the Company’s consolidated statement of operations; SFAS No. 123R will have no impact on the Company’s consolidated balance sheet.

(m) Presentation of prior year information

     Prior year financial information is reclassified, when necessary, to be consistent with current year presentation.

5. Investments

     (a) The amortized cost and fair values of investments in fixed income securities classified as available for sale at December 31, 2004 and 2003 are as follows:

	Amortized	Unrealized	Unrealized	Fair
2004	Cost	Gain	Loss	Value
U.S. Government Securities	$13,936,764	$97,150	$(137,871)	$13,896,043
Non U.S. Government Securities	2,645,786	54,474	—	2,700,260
U.S. Corporate Securities	49,160,980	942,565	(92,340)	50,011,205
Non U.S. Corporate Securities	5,171,239	95,963	(32,511)	5,234,691
Mortgage Securities	9,853,124	350,455	(11,368)	10,192,211

	$80,767,893	$1,540,607	$(274,090)	$82,034,410

	Amortized	Unrealized	Unrealized	Fair
2003	Cost	Gain	Loss	Value
U.S. Government Securities	$26,430,266	$313,192	$(99,970)	$26,643,488
Non U.S. Government Securities	3,049,346	19,227	—	3,068,573
U.S. Corporate Securities	59,547,627	1,441,874	(133,896)	60,855,605
Non U.S. Corporate Securities	5,794,559	75,029	(35,039)	5,834,549
Mortgage Securities	20,772,401	637,829	—	21,410,230

	$115,594,199	$2,487,151	$(268,905)	$117,812,445

(b)	The following table sets forth certain information regarding the investment ratings of the Company’s fixed income securities portfolio at December 31, 2004 and 2003.

	2004		2003
Ratings (1)	Amortized Cost	%	Amortized Cost	%
AAA	$26,446,323	32.7%	$52,748,482	45.6%
AA	13,959,513	17.3%	17,577,721	15.2%
A	25,057,816	31.0%	35,669,294	30.9%
BAA	13,332,326	16.5%	9,448,886	8.2%
BA	949,683	1.2%	149,816	0.1%
Non Rated	1,022,232	1.3%	—	0.0%

	$80,767,893	100.0%	$115,594,199	100.0%

(1)	Ratings as assigned by Moody’s.

(c)	At December 31, 2004 and 2003, letters of credit totaling approximately $35,100,000 and $53,700,000, respectively, issued in the ordinary course of the Company’s business, had been issued by its bankers in favor of certain ceding insurance companies to provide security and meet regulatory requirements. At December 31, 2004 and 2003, cash and investments of approximately $41,300,000 and $56,800,000, respectively, were pledged as collateral for letters of credit.

At December 31, 2004 and 2003, cash and investments of approximately $28,900,000 and $96,000,000, respectively, were held in trust for the benefit of certain ceding insurance companies to provide security and to meet regulatory requirements. Approximately $51,300,000 of cash and investments held at December 31, 2004 were held by the Company’s U.S. operating subsidiary and was unavailable to fund the operations of the Company’s Bermuda operating subsidiary.

At December 31, 2004, cash and investments of approximately $7,200,000 were held on deposit with various states in which the Company’s U.S. operating subsidiary is licensed to operate in the United States to provide security and meet regulatory requirements.

(d)	The maturity distribution of fixed income securities held as of December 31, 2004 and 2003 is shown below. Actual maturity dates may differ from contractual maturity dates because certain borrowers have the ability to prepay their obligations without penalty.

	2004		2003
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$8,828,595	$8,852,139	$6,027,504	$6,121,704
From one year to five years	29,657,989	25,295,585	32,486,349	33,020,061
From six to ten years	19,673,564	24,524,027	46,165,045	46,939,720
More than ten years	12,754,622	13,170,449	10,142,900	10,320,730
Mortgage securities	9,853,123	10,192,210	20,772,401	21,410,230

	$80,767,893	$82,034,410	$115,594,199	$117,812,445

(e)	Investment income, net of related expenses, earned during the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002
Interest income	$6,790,108	$7,748,231	$27,396,270
Investment income earned on funds withheld under modified coinsurance agreements	16,362,237	22,106,175	76,207,803
Amortization of premiums paid on fixed income investments	(1,141,637)	(264,789)	(560,172)
Investment expenses	(313,145)	(547,394)	(904,916)

	$21,697,563	$29,042,223	$102,138,985

(f)	During the year ended December 31, 2002, the Company recognized a charge of $900,000 for securities that were impaired on other than a temporary basis.

6. Operating Lease Obligations

     The following table shows the Company’s contractual obligations under its operating leases over the periods indicated:

	2005	2006	2007	Thereafter	Total
Operating Leases (1)	$275,000	$84,000	$2,000	—	$361,000

     (1) The Company leases office space in Bermuda and the United States; these leases expire in March 2006 and May 2005, respectively. The Company’s United States operating subsidiary has recently entered into a new lease of office space to replace its existing quarters which came into effect on February 1, 2005 and expires on January 31, 2007.

7. Stockholders’ Equity

Preferred Stock

     The Company is authorized to issue 50,000,000 preferred shares of par value $1.00 each. Currently, there are no preferred shares issued or outstanding.

Common Stock

     The Company is authorized to issue 100,000,000 common shares of par value $1.00 each. The common stockholders have no pre-emptive, redemption, conversion or sinking fund rights. Subject to certain voting restrictions, which limit the voting power of United States persons to less than 10%, and non-United States persons to less than 17%, of the combined voting power of the issued voting shares of the Company, each holder is entitled to one vote per share.

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

Class A Warrants

     In connection with the initial capitalization of the Company, the Company issued Class A Warrants that initially entitled the holders to purchase up to 3,059,990 common shares of the Company. The initial exercise price of the Class A Warrants was $15.00, which was equal to the price of the Company’s common shares in the initial public offering. As the result of our issuance of warrants to Hartford Life Insurance Co. and CIGNA, discussed below, the effect of anti-dilution adjustment provisions in the Class A Warrants has increased the number of shares issuable upon exercise of the Class A Warrants to 3,265,515 common shares and the exercise price of the Class A Warrants has been adjusted to $14.06. The Class A Warrants are all currently exercisable and will expire on January 15, 2008. No Class A Warrants had been exercised at December 31, 2004.

Class B Warrants

     In connection with the direct sales of equity securities to certain “Strategic Investors” in connection with the Company’s initial public offering, the Company issued Class B Warrants that initially enabled the holders to purchase an aggregate of 397,500 common shares of the Company. The initial exercise price of the Class B Warrants was $15.00 per share, which was equal to the price of the common shares in the initial public offering. As the result of our issuance of warrants to Hartford Life and CIGNA, discussed below the effect of anti-dilution adjustment provisions in the Class B Warrants has increased the number of shares issuable upon exercise of the Class B Warrants to 424,198 common shares and the exercise price of the Class B Warrants has been adjusted to $14.06. The Class B Warrants are all currently exercisable and expire on April 15, 2008. No Class B Warrants had been exercised at December 31, 2004.

Stock Warrants

     On June 30, 2003, the Company issued warrants to purchase an aggregate one million common shares of the Company at an exercise price of $1.25 per share to Hartford Life, the ceding company under the Company’s then largest guaranteed minimum death benefit reinsurance agreement. The warrants were issued in connection with the recapture of that agreement and expire on June 30, 2013, and are currently exercisable. At June 30, 2003, the fair value of these warrants, using a Black-Scholes pricing model, was estimated at $1,250,000, which was included in a charge associated with the recapture that the Company recorded during the second quarter of 2003 as a component of Claims and policy benefits expense. The expense of issuing these warrants is presented as Stock warrants in the stockholders’ equity section of the Company’s consolidated balance sheet as at December 31, 2004.

     In connection with the recapture of the Company’s GMDB/GMIB reinsurance agreement with CIGNA on October 26, 2004, the Company issued CIGNA a warrant dated as of September 30, 2004 to acquire one million common shares of the Company at an exercise price of $1.00 per share. The warrant expires on September 30, 2014 and is currently exercisable. At September 30, 2004, the fair value of this warrant, using a Black-Scholes pricing model, was estimated at $100,000, which was included in a charge associated with the recapture that the Company recorded during the third quarter of 2004 as a component of Claim and policy benefits expense. The expense of issuing this warrant is presented as Stock warrants in the stockholders’ equity section of the Company’s consolidated balance sheet as at December 31, 2004.

8. Loss per Common Share

     The following table sets forth the computation of basic and diluted loss per common share for the year ended December 31:

	2004	2003	2002
Loss before cumulative effect of a change in accounting principle	$(67,960,495)	$(132,155,584)	$(128,887,285)
Cumulative effect of a change in accounting principle	(365,960)	—	—

Net loss	$(68,326,455)	$(132,155,584)	$(128,887,285)

Basic:
Weighted average number of common shares outstanding	25,856,995	25,880,202	25,738,724
Net loss per common share before cumulative effect of a change in accounting principle	$(2.63)	$(5.11)	$(5.01)
Cumulative effect of a change in accounting principle per common share	(0.01)	—	—

Net loss per common share	$(2.64)	$(5.11)	$(5.01)

Diluted:
Weighted average number of common shares outstanding	25,856,995	25,880,202	25,738,724
Plus: incremental shares from assumed exercise of options and warrants	—	—	—

Diluted weighted average number of common shares outstanding	25,856,995	25,880,202	25,738,724

Net loss per common share before cumulative effect of a change in accounting principle	$(2.63)	$(5.11)	$(5.01)
Cumulative effect of a change in accounting principle per common share	(0.01)	—	—

Net loss per common share	$(2.64)	$(5.11)	$(5.01)

     As of December 31, 2004, 2003, and 2002 the Company had 719,035, 955,869, and 1,144,535 stock options outstanding, respectively. There were Class A and Class B warrants outstanding representing the right to acquire 3,689,713 shares, 3,565,216 shares and 3,457,490 shares as of December 31, 2004, 2003, and 2002, respectively. Warrants issued to Hartford Life to acquire 1,000,000 shares were outstanding at December 31, 2003 and 2004. Warrants issued to CIGNA to acquire 1,000,000 shares were outstanding at December 31, 2004.

     The calculation of the diluted loss per common share does not include the incremental number of shares from the assumed exercise of options and warrants, or the vesting of unvested restricted stock grants. At December 31, 2004, 5,689,713 warrants, 719,035 options, and 377,368 shares of unvested restricted stock were outstanding. The inclusion of these potential common shares would be considered antidilutive due to the decrease in loss per common share resulting from the conversion, exercise, or contingent issuance of these securities.

9. Agreements with Related Parties

     XL Capital Ltd and XL Life Ltd

     Michael P. Esposito, Jr., a director of the Company, currently serves as the non-executive Chairman of the Board of XL Capital Ltd (“XL Capital”). Henry C.V. Keeling is a former director of the Company and currently serves as an officer of XL Capital and is the Chief Executive Officer of XL Re Ltd, a subsidiary of XL Capital. Robert M. Lichten, a director of the Company, serves as a director of a United States-based subsidiary of XL Capital. XL Capital is a major stockholder of the Company.

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

     As a result of the Company’s discussions with XL Life, the Company and XL Life and its affiliate agreed to mutually discharge their respective rights and obligations under all of the agreements described in the preceding paragraph in a comprehensive settlement effective as of July 1, 2003. Under the terms of the comprehensive settlement, the Company paid $6.0 million to XL Life and was released from any and all obligations to XL Life and its affiliate under all of the agreements among the parties. In addition, as part of the comprehensive settlement, the Company was obligated to pay $2.0 million to XL Life if prior to June 30, 2004 the Company’s stock traded above $2.00 per share for a period of 20 out of any 30 consecutive trading days and the Company raised an aggregate $35.0 million of equity or debt. Because these two events did not occur prior to June 30, 2004, the Company was not required to make any such payment to XL Life and is no longer obligated to do so.

     Indemnification Payments

     In accordance with the Company’s Amended and Restated Bye-laws, the Company indemnifies its officers and directors to the fullest extent permissible under Bermuda law. Pursuant to the Bye-laws, the Company will make payments for the expenses incurred in connection with defending any action for which indemnification has properly been sought. In connection with a purported shareholder class action lawsuit (as discussed in Note 3) filed against the Company and certain of its current and former officers and directors, the Company had, as of December 31, 2004, made payments of approximately $140,000 and $53,000 to John F. Burke, its Chief Executive Officer and a director, and Frederick S. Hammer, the non-executive Chairman of its Board of Directors, respectively, for payment of their expenses related to defending this lawsuit. Payments on behalf of Mr. Burke during the year ended December 31, 2004 were approximately $37,000. Payments on behalf of Mr. Hammer during the year ended December 31, 2004 were approximately $4,000.

10. Compensation Plans

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

     Each person who becomes an eligible non-employee director, as defined in the plan, is automatically granted an option to purchase 15,000 common shares on the date he or she becomes an eligible non-employee director. These options have an exercise price equal to the greater of par value per common share or the fair market value of the optioned common shares on the date the options are granted and are exercisable in three equal installments commencing with the first anniversary of the grant date. In addition, subject to certain conditions, each non-employee director is automatically granted an option to purchase 5,000 common shares at each successive annual general meeting. These options have an exercise price equal to the greater of fair market value of the optioned common shares on the date the options are granted or par value and are immediately exercisable if granted after April 8, 1999.

	2004		2003
		Weighted		Weighted
	Number	Average	Number	Average
	of Shares	Exercise Price	of Shares	Exercise Price
Outstanding at beginning of year	955,869	$13.03	1,144,535	$19.90
Granted	50,000	$1.00	340,000	$1.03
Exercised	—	$—	—	$—
Forfeitures	(286,834)	$(17.92)	(528,666)	$(20.67)

Outstanding at end of year	719,035	$10.38	955,869	$13.03

     At December 31, 2004, options to acquire 488,365 common shares were exercisable. The weighted average remaining contractual life of these exercisable options was approximately 7 years. The following table summarizes information about the Company’s stock options for options outstanding and exercisable as of December 31, 2004:

		Options Outstanding			Options Exercisable
			Average	Average
Range of Exercise		Number of	Remaining	Exercise	Number of	Average
Prices		Options	Contractual Life	Price	Options	Exercise Price

$1.00	$1.17	367,500	8.40	$1.03	160,833	$1.03
$15.00	$19.64	213,535	5.17	$15.93	189,532	$15.89
$20.13	$22.38	55,500	4.80	$21.75	55,500	$21.75
$27.75	$27.88	35,000	5.78	$27.84	35,000	$27.84
$28.50	$32.85	47,500	6.69	$31.71	47,500	$31.71

$1.00	$32.85	719,035	6.92	$10.38	488,365	$14.06

     On January 1, 2003, the Company voluntarily adopted the fair value based method of accounting for stock-based employee compensation under the prospective method described in SFAS No. 148. Under this method, the Company applies fair value accounting to all grants of employee stock options subsequent to December 31, 2002. Accordingly, $348,000 has been recognized in stockholders equity as the fair value of the options granted at the measurement date and outstanding as of December 31, 2004. Based on the vesting of the options granted, and offset partially by cancellations of options, approximately $80,000 and $112,000 was expensed in 2004 and 2003, respectively. Approximately $156,000 is deferred and will be expensed over the remaining vesting period and is reflected as unamortized stock-based compensation at December 31, 2004. The fair value of stock options awarded to employees and new directors will be amortized into income over the three-year vesting period. The fair value of stock options awarded to all other directors will be expensed immediately as their options are exercisable on the day of grant and vest upon their award.

     In 2002, the Board of Directors adopted a Restricted Stock Plan (the “Plan”) under which it may grant common shares to key employees. The aggregate number of common shares that may be granted under the Plan is 1,200,000, and the Compensation Committee of the Board of Directors administers the Plan. Since the inception of the Plan, the Company has issued 976,000 shares of restricted stock. As a result of certain employees terminating their employment with the Company, 227,133 shares of restricted stock were cancelled in 2003 and 115,667 shares of restricted stock were cancelled in 2004. Also, 47,500 shares of restricted stock vested in 2003 and 2004 prior to certain employees terminating their employment with the Company. The following table summarizes the vesting schedule for the shares of restricted stock issued to current employees and outstanding as of December 31, 2004:

	Employee Shares
	Outstanding at	Shares Vested at	Shares Vesting	Shares Vesting in
Grant Date	December 31, 2004	December 31, 2004	in 2005	2006
February 13, 2002	40,700	—	40,700	—
September 30, 2002	80,000	53,333	26,667	—
February 28, 2003	200,000	66,666	66,667	66,667
June 25, 2003	265,000	88,333	88,333	88,334

Total	585,700	208,332	222,367	155,001

     The fair value as determined at the date of grant of the restricted stock awards that were outstanding on December 31, 2004 was approximately $1,514,000 and is reflected in the Company’s balance sheet as common shares and additional paid-in-capital. The fair value of the outstanding restricted stock is being amortized on a straight-line basis over the three-year vesting period. Based on the vesting of the restricted stock, and offset partially by cancellations of restricted stock, approximately $216,000 was expensed in the year ended December 31, 2004. The unamortized balance of outstanding restricted stock is reflected in the balance sheet as a component of unamortized stock-based compensation and was approximately $334,000 at December 31, 2004 and was approximately $1,269,000 at December 31, 2003.

11. Retrocession Agreements

     The Company has a retrocession agreement that generally enables it to limit the amount of life reinsurance it retains to $1,000,000 per single life. The contract is automatic and effective for risks assumed and in force from January 1, 1997. At December 31, 2004 and 2003, the Company had ceded approximately $342 million and $380 million of in force insurance coverage, respectively, to other reinsurers. Total amounts of $102,000 and $465,000 were recoverable from reinsurers at December 31, 2004 and 2003, respectively, and were recorded in other reinsurance receivables on the Company’s balance sheets.

     Prior to its acquisition by Annuity and Life Re America, Inc. on June 1, 2000, the in force insurance business of Capitol Bankers Life Insurance Company was 100% reinsured with its former owner, Reassure America Life Insurance Company (“Reassure”), a subsidiary of Swiss Reinsurance Company, who continues to administer the business reinsured. The amounts related to the reinsured business are included on the Company’s consolidated balance sheet in assets as receivable for reinsurance ceded and an identical amount in liabilities as reserves for future policy benefits. At December 31, 2004 and 2003, these amounts were $82.2 million and $88.2 million, respectively. Capital Bankers Life Insurance Company was renamed Annuity and Life Reassurance America, Inc. in December 2000.

     Retrocession agreements do not relieve the Company from its obligations to its ceding companies and failure of the Company’s reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors any concentrations of credit risk that may develop to minimize its exposure. The parties to the retrocession agreements described above have current credit rating of A+ or better, as assigned by A.M. Best.

12. Contingencies

     As described in Note 2(a), the Company and Transamerica entered into a Master Agreement to novate the Company’s reinsurance contracts with F&G and Scottish Re to Transamerica effective December 31, 2004. In accordance with the terms of the Master Agreement, the Company and Transamerica have been in discussions regarding possible adjustments to the policy benefit reserves transferred to Transamerica as part of the F&G novation. On March 30, 2005, the Company received a demand letter from Transamerica stating that $7,000,000 was owed to Transamerica as an adjustment to the F&G policy benefit reserves. If the Company and Transamerica are unable to resolve this issue through continued discussions, the Company would seek adjudication of the dispute in accordance with the provisions of the Master Agreement, which calls for the matter to be submitted to a Fellow of the Society of Actuaries whose determination shall be final, binding and conclusive. While there can be no assurances, the Company believes that Transamerica is not entitled to this $7,000,000. Presently, the Company is unable to determine the amounts, if any, that may be due to or from Transamerica resulting from adjustments to the policy benefit reserves.

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

     The United States Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s United States operating subsidiaries. Those companies currently have a significant tax based net operating loss carryforward. In addition, the IRS has requested certain information and documents related to the Company’s Bermuda operations. While the Company’s United States operating subsidiaries have complied with the IRS’ requests for information, both the Company and its Bermuda operating subsidiary have declined to supply the IRS with certain information in response to its initial requests for information on May 7, 2002 and July 1, 2002. The Company did provide the IRS with certain publicly available information in addition to minutes of the Board of Directors meetings and committee meetings held from 1999 through to 2001. The Company has not received any additional requests for information since July 1, 2002. If the IRS were to determine that the Company or its Bermuda operating subsidiary were engaged in business in the United States, those entities could be subject to United States tax at regular corporate rates on their taxable income that is attributable to a permanent establishment, if any, in the United States plus an additional 30% “branch profits” tax on such income remaining after the regular tax. Such taxes would have a material effect on the Company’s results of operation and financial condition.

     Pursuant to an engagement letter dated January 19, 2004, as amended (the “Engagement Letter”), the Company engaged UBS Securities LLC (“UBS”) to serve as its financial advisor and capital markets advisor in connection with identifying strategic alternatives available to the Company. The Engagement Letter provides that if, during the term of the Engagement Letter, the Company closes an equity investment, the Company is obligated to pay UBS a minimum transaction fee of $1,000,000. If the Company closes a sale transaction during the term of the Engagement Letter, the Company is obligated to pay UBS a minimum transaction fee of either $1,500,000 or $2,000,000, depending on whether the other party to that transaction is one identified in the Engagement Letter. In any case, the transaction fee payable to UBS may increase as the transaction value increases. Any transaction fee payable to UBS under the Engagement Letter will be offset by certain fees paid by the Company to UBS prior to the closing of the equity investment or sale transaction. At December 31, 2004, such fees totaled $240,000. The Company is also obligated to pay a transaction fee to UBS if, during the one year period following the expiration or termination of the Engagement Letter, the Company either consummates or enters into an agreement that results in an equity investment or sale transaction with any party identified to the Company by UBS as part of their engagement or with which the Company had discussions during the term of the Engagement Letter.

13. Vulnerability Due to Concentrations

     As a result of the life reinsurance agreements that were novated to Transamerica as of December 31, 2004, certain of the Company’s remaining agreements, which previously did not represent a significant percentage of the Company’s business, have become more prominent. The Company’s three largest life reinsurance agreements are now with National States Insurance Company (“National States”), John Hancock Mutual Life Insurance Company (“John Hancock”) and Omega Reinsurance Corporation (“Omega”). For the year ended December 31, 2004, the Company recorded losses of approximately $2.8 million related to its life reinsurance agreement with National States. Premiums associated with this agreement for the year ended December 31, 2004 were approximately $11.3 million. For the year ended December 31, 2004, the Company recorded gross profits of approximately $1.8 million related to its life reinsurance agreement with John Hancock. Premiums associated with this agreement for the year ended December 31, 2004 were approximately $2.1 million. For the year ended December 31, 2004, the Company recorded gross profits of approximately $1.0 million related to its life reinsurance agreement with

Omega. Premiums associated with this agreement for the year ended December 31, 2004 were approximately $1.4 million.

     The Company has a significant deferred annuity reinsurance agreement with Lafayette Life Insurance Company (“Lafayette”). Due to the size of this agreement, there is a material concentration of net investment income, interest credited to interest sensitive products, funds withheld at interest, deferred policy acquisition costs and interest sensitive contract liabilities. Approximately $51.3 million, or 91%, of the Company’s funds withheld at interest receivable, approximately $57.8 million, or 100%, of the Company’s interest sensitive contracts liability, and approximately $3.4 million, or 55%, of the deferred acquisition costs on the Company’s consolidated balance sheet was related to its reinsurance agreement with Lafayette as of December 31, 2004.

     As discussed in Note 11, 100% of Annuity and Life Reassurance America’s life and annuity policies that were in force prior to the Company’s acquisition of Capitol Bankers Life Insurance Company were reinsured with Reassure. Following the acquisition, the policies continue to be 100% reinsured with Reassure; however, Annuity and Life Reassurance America remains the primary carrier. Reassure is required to indemnify Annuity and Life Reassurance America for any losses associated with these policies. However, Annuity and Life Reassurance America Inc is not discharged from its primary liability as the direct insurer of the risks reinsured should Reassure become default on its obligations. Reserves ceded under its reinsurance agreement amounted to approximately $82.2 million and $88.2 million at December 31, 2004 and December 31, 2003, respectively. As of December 31, 2004, Reassure is rated A+ (g) (superior) by A.M. Best.

14. Fair Value of Financial Instruments

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

Cash and Cash Equivalents

     The carrying value of assets classified as cash and cash equivalents approximates fair value.

Embedded Derivatives

     At December 31, 2004, the Company’s remaining modified coinsurance annuity reinsurance agreement had a feature that constitutes an embedded derivative that requires bifurcation and separate accounting under SFAS No. 133 — Accounting for Derivative Instruments and Hedging Activities. The valuation of this embedded derivative requires cash flow modeling that uses various assumptions regarding future cash flows under the agreement. The fair value of this derivative is reported as a component of Funds withheld at interest. At December 31, 2004, the fair value of this embedded derivative was a loss of approximately $(5,609,000). At December 31, 2003, the fair value of this embedded derivative was a loss of $(7,790,000).

Other Items

     Fair value disclosures are not required for reinsurance balances recoverable, deferred policy acquisition costs, or liabilities arising from insurance and annuity contracts. As a result, the Company has not determined such disclosures. Fair values of other assets and liabilities approximate their carrying values due to their short-term nature.

15. Segments

     We separately track financial results of our life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in all products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk, including those products which provide minimum guarantees on variable annuity products. In addition, since January 1, 2001, certain of the Company’s modified coinsurance and coinsurance funds withheld annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under SFAS No. 133 — Accounting for Derivative Instruments and Hedging Activities. The cumulative effect of the application of SFAS No. 133 through January 1, 2001 and the change in the fair value of these embedded derivatives since that date are included in the annuity segment.

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

	Life	Annuity
2004	Reinsurance	Reinsurance	Corporate	Consolidated
Revenues	$50,153,025	$23,847,196	$3,091,345	$77,091,566
Expenses	50,271,120	83,505,926	11,275,015	145,052,061

Loss before cumulative effect of a change in accounting principle	(118,095)	(59,658,730)	(8,183,670)	(67,960,495)

Cumulative effect of a change in accounting principle	—	(365,960)	—	(365,960)

Net Loss	$(118,095)	$(60,024,690)	$(8,183,670)	$(68,326,455)

Total Assets	$163,747,140	$59,554,009	$66,104,207	$289,405,356

	Life	Annuity
	Scottish Re and	Transamerica
	F&G Novations	Recapture	Corporate	Consolidated
Deferred policy acquisition costs	$(24,929,642)	$(63,083,919)	—	$(88,013,561)
Funds held at interest	—	(522,778,128)	—	(522,778,128)
Reserves for future policy benefits	36,854,506	—	—	36,854,506
Interest sensitive contract liabilities	—	545,810,176	—	545,810,176
Other reinsurance liabilities	(18,500,000)	(14,000,000)	—	(32,500,000)

Net non-cash elements of the Transamerica recapture and novation transaction	$(6,575,136)	$(54,051,871)	—	$(60,627,007)

	Life	Annuity
2003	Reinsurance	Reinsurance	Corporate	Consolidated
Revenues	$166,333,033	$52,122,419	$7,955,901	$226,411,353
Expenses	256,769,309	96,493,357	5,304,271	358,566,937

Net (Loss) Income	$(90,436,276)	$(44,370,938)	$2,651,630	$(132,155,584)

Total Assets	$250,732,481	$695,317,546	$83,832,312	$1,029,882,339

	Life	Annuity
2002	Reinsurance	Reinsurance	Corporate	Consolidated
Revenues	$352,183,178	$78,427,733	$25,685,108	$456,296,019
Expenses	419,364,331	156,674,132	9,144,841	585,183,304

Net (Loss) Income	$(67,181,153)	$(78,246,399)	$16,540,267	$(128,887,285)

Total Assets	$502,281,795	$1,553,638,311	$(11,221,919)	$2,044,698,187

16. Taxation

     The effective tax rate provided for in the financial statements is computed at a rate of zero. A substantial portion of the Company’s operations is based in Bermuda and as a result income is exempt from taxation.

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

     Annuity and Life Re America and Annuity and Life Reassurance America, the Company’s United States operating subsidiaries, are subject to all applicable Federal and State taxes of the United States. U.S. income taxes applicable to the Company’s U.S. operations are not material to the consolidated financial statements and, therefore, no separate item appears on the income statement or balance sheet. At December 31, 2004 and 2003 the Company had recorded a deferred tax liability of $250,000 and $377,000, respectively, related to U.S. income taxes on unrealized gains on investments held by its U.S. operations. These deferred tax amounts have been netted against the unrealized gains in computing other comprehensive loss in the consolidated statements of operations.

     No deferred tax asset or liability related to operations has been recognized. Stand alone net operating results for the Company’s U.S. operations for the year ended 2004, 2003, and 2002 was a loss of $(610,000), a loss of $(12,230,000), and a loss of $(781,000), respectively. The tax basis net operating loss carry forward at December 31, 2004 was $9,661,000, which begins expiring in 2015. The Company does not expect that its future taxable net income will be sufficient to offset its deferred tax asset within a reasonable time period. Therefore, the Company has established valuation allowances of $3,672,000 and $3,818,000 at December 31, 2004 and 2003, respectively, against its deferred tax asset.

17. Statutory Requirements and Dividend Restrictions

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

     Annuity and Life Reassurance America, Inc is subject to statutory regulations of the state of Connecticut of the United States that restrict the payment of dividends. It may not pay dividends in any 12-month period in excess of the greater of the statutory net gain from operations for the immediately proceeding calendar year excluding pro rata distributions of any class of Annuity and Life Reassurance America’s securities or 10% of Annuity and Life Reassurance America’s statutory surplus as regards policyholders as of the immediately preceding December 31 at the end of the preceding year, without regulatory approval. Connecticut regulations also require that dividends be paid from earned surplus unless prior regulatory approval is granted. At December 31, 2004 the statutory capital and surplus of Annuity and Life Reassurance America was $10,766,000.

18. Unaudited Quarterly Financial Data

     The Unaudited quarterly financial data for the following years ended December 31 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004
Net premiums	$14,310,641	$10,348,881	$9,906,337	$13,731,847
Investment income, net of related expenses	9,250,735	3,844,066	4,780,211	3,822,551
Net realized investment gains (losses)	678,925	(137,885)	(84,868)	(16,636)
Net change in fair value of embedded derivatives	607,388	518,786	565,939	488,957
Claims and policy benefits	10,244,658	8,769,049	5,669,394	(10,581,972)
Interest credited to interest sensitive products	3,529,250	1,822,643	5,513,653	(5,466,086)
Policy acquisition and other insurance expenses	8,180,997	4,654,527	5,693,745	92,393,679
Net income (loss) before cumulative effect of a change in accounting principle	1,200,354	(6,430,378)	(3,095,705)	(59,634,766)
Net income (loss) per common share (diluted) before cumulative effect of a change in accounting principle	$0.04	$(0.25)	$(0.12)	$(2.30)
Cumulative effect of a change in accounting principle	(365,960)	—	—	—
Net income (loss)	834,394	(6,430,378)	(3,095,705)	(59,634,766)
Net income (loss) per common share (diluted)	$0.03	$(0.25)	$(0.12)	$(2.30)

2003
Net premiums	$61,365,914	$58,563,721	$28,657,264	$18,385,942
Investment income, net of related expenses	8,158,689	5,734,738	16,250,225	(1,101,429)
Net realized investment gains (losses)	1,663,868	4,896,176	(52,025)	(101,432)
Change in fair value of embedded derivatives	13,754,859	(1,717,537)	2,808,427	1,846,939
Claims and policy benefits	75,089,440	84,425,206	19,075,004	19,413,255
Interest credited to interest sensitive products	4,871,759	4,217,542	7,642,151	(2,750,729)
Policy acquisition & other insurance expenses	52,501,064	44,631,210	22,796,448	8,620,567
Net loss	(52,474,816)	(68,716,440)	(3,786,905)	(7,177,423)
Net loss per common share (diluted)	$(2.03)	$(2.66)	$(0.15)	$(0.28)

2002
Net premiums	$78,006,891	$92,065,743	$84,934,401	$89,090,406
Investment income, net of related expenses	24,589,790	26,366,669	31,127,396	20,055,130
Net realized investment (losses) gains	(321,708)	1,837,672	9,297,351	8,935,951
Net change in fair value of embedded derivatives	1,590,098	(6,566,805)	(13,277,822)	(7,591,580)
Claims and policy benefits	58,815,606	74,443,139	91,381,831	127,768,226
Interest credited to interest sensitive products	17,922,346	20,948,167	18,345,349	14,154,754
Policy acquisition & other insurance expenses	15,636,118	40,571,869	17,492,342	52,177,650
Net income (loss)	10,433,630	(20,293,998)	(19,147,016)	(99,879,901)
Net income (loss) per common share (diluted)	$0.39	$(0.79)	$(0.74)	$(3.88)

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SCHEDULE II

BALANCE SHEETS

(Parent Company in U.S. Dollars)

	December 31,
	2004	2003
Assets
Investment in common stock of subsidiaries (1)	$72,372,258	$141,761,304
Other assets	368,806	732,197
Cash and cash equivalents	2,577,279	548,664

Total assets	$75,318,343	$143,042,165

Liabilities
Accounts payable and accrued expenses	$8,901,131	$7,869,586

Total Liabilities	8,901,131	7,869,586

Stockholders’ Equity
Preferred shares (par value $1.00; 50,000,000 shares authorized; no shares outstanding)	—	—
Common shares (par value $1.00; 100,000,000 shares authorized; 26,338,528 and 26,454,195 shares outstanding at December 31, 2004 and December 31, 2003, respectively)	26,338,528	26,454,195
Additional paid-in capital	333,810,766	334,418,029
Stock warrants	1,350,000	1,250,000
Unamortized stock based compensation	(490,415)	(1,509,022)
Accumulated other comprehensive income	1,016,260	1,840,849
Accumulated Deficit	(295,607,927)	(227,281,472)

Total Stockholders’ Equity	$66,417,212	$135,172,579

Total Liabilities and Stockholders’ Equity	$75,318,343	$143,042,165

(1)	Eliminated on consolidation

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SCHEDULE II

STATEMENTS OF OPERATIONS

(Parent Company in U.S. Dollars)

	For the Year Ended December 31,
	2004	2003	2002
Revenues
Interest income	$17,017	$48,534	$109,796

Total Revenues	$17,017	$48,534	$109,796

Expenses
Operating expenses	$6,029,015	$5,693,629	$4,145,838

Net loss before equity in loss of subsidiaries	(6,011,998)	(5,645,095)	(4,036,042)
Equity in loss of subsidiaries	(62,314,457)	(126,510,489)	(124,851,243)

Net loss	$(68,326,455)	$(132,155,584)	$(128,887,285)

ANNUITY AND LIFE RE (HOLDINGS), LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SCHEDULE II

STATEMENTS OF CASH FLOWS

(Parent Company in U.S. Dollars)

	For the Year Ended December 31,
	2004	2003	2002
Operating Activities
Net loss	$(68,326,455)	$(132,155,584)	$(128,887,285)
Amortization of stock-based compensation	295,678	436,635	774,177
Adjustments to reconcile net (loss) to net cash (used) provided by operations:
Equity in loss of subsidiaries	62,314,457	126,510,489	124,851,243
Other assets	363,390	(732,197)	—
Accounts payable	1,031,545	3,535,327	4,070,433

Net cash (used) provided by operating activities	$(4,321,385)	$(2,405,330)	$808,568

Investing Activities
Dividends received from subsidiary	$—	$—	$3,660,266
Return of capital from subsidiary	5,000,000	—	—
Investment in subsidiary	—	—	—

Net cash provided by investing activities	$5,000,000	$—	$3,660,266

Financing Activities
Warrants issued and transferred to Parent Company (1)	$1,350,000	$—	$—
Repayment (issuance) of notes receivable, less accrued interest	—	1,626,493	(309,234)
Dividends paid to stockholders	—	—	(5,173,846)

Net cash provided (used) by financing activities	$1,350,000	$1,626,493	$(5,483,080)

Increase (decrease) in cash and cash equivalents	$2,028,615	$(778,837)	$(1,014,246)
Cash and equivalents, beginning of period	548,664	1,327,501	2,341,747

Cash and equivalents, end of period	$2,577,279	$548,664	$1,327,501

(1)	Issue of stock warrants includes $1,250,000 that was issued to Hartford Life in 2003 but recorded in the Parent Company as of January 1, 2004. In 2003, the warrants had been recorded in the Bermuda operating subsidiary.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

     Evaluation of disclosure controls and procedures

     The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), have concluded that the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2004.

     Management’s annual report on internal control over financial reporting

     The management of Annuity and Life Re (Holdings), Ltd. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Exchange Act Rule 13a-15(f). Management is also responsible for evaluating the effectiveness of the system of internal control.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

     Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Standards”). Management’s assessment identified the following material weaknesses in the design of the Company’s internal control over financial reporting:

•	A lack of adequate segregation of duties related to the Company’s Information Technology Infrastructure. The Company’s Director of Information Technology serves as the Company’s computer network administrator, possessing the highest level of security access over the Company’s computer network. He also provides database support, including the electronic translation of data provided to the Company by its ceding companies, to the Company’s Reinsurance Administration Actuary and Chief Actuary. Under the COSO Standards, this lack of segregation of duties is defined as a material weakness.

•	A series of significant deficiencies were noted in the Company’s system of internal control over financial reporting including: lack of audits of ceding company data, over-reliance on spreadsheets and over-reliance on analytics as preventive controls. The combination of these significant deficiencies is a material weakness under the COSO Standards.

     Because of the material weaknesses described above, management believes that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting based on the COSO standards.

     The Company’s independent registered public accounting firm, Marcum & Kliegman LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears below under – Attestation report of the Company’s registered public accounting firm.

     Changes in internal control over financial reporting

     In the fourth quarter of 2004, the Company strengthened its internal control over its cash disbursements process related to wire transfers by adding an additional control to the process. All wire transfers exceeding $10,000 are now initiated by a single individual and must be posted for release not less than 24 hours subsequent to posting. A second individual must then approve the wire for release in the bank’s electronic banking system. There were no other changes to the Company’s system of internal control during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     Attestation report of the Company’s registered public accounting firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
Annuity & Life Re (Holdings), Ltd.
Hamilton, Bermuda

     We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”, that Annuity & Life Re (Holdings), Ltd. and its subsidiaries (collectively, the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004 because of the effect of material weaknesses relating to a lack of segregation of duties within the Company’s Information Technology structure and a series of significant deficiencies with respect to the Company’s system of internal control that in the aggregate are a material weaknesses based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Standards”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	A lack of adequate segregation of duties related to the Company’s Information Technology Infrastructure. The Company’s Director of Information Technology serves as the Company’s computer network administrator, possessing the highest level of security access over the Company’s computer network. He also provides database support, including the electronic translation of data provided to the Company by its ceding companies, to the Company’s Reinsurance Administration Actuary and Chief Actuary. Under the COSO Standards, this lack of segregation of duties is defined as a material weakness.

•	A series of significant deficiencies were noted in the Company’s system of internal control over financial reporting including: lack of audits of ceding company data, over-reliance on spreadsheets, and over-reliance on analytics as preventive controls. The combination of these significant deficiencies is a material weakness under the COSO Standards.

     These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 and this report dated February 11, 2005, except for the first paragraph of Note 12 to which the date is March 30, 2005, on these financial statements and financial statement schedule expressed an unqualified opinion and made reference to a change in the Company’s method of accounting for certain non-traditional long duration contracts.

     In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ MARCUM & KLIEGMAN LLP
Melville, New York
February 11, 2005

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

     The following provides the name, principal occupation and other pertinent information concerning the current directors of the Company.

     Martin A. Berkowitz, age 56, has served as a director of the Company since being appointed by the Board in 2003. On January 2, 2005, Mr. Berkowitz was named Chief Financial Officer of Miami-Dade County Public School District. From March 2004 until December 2004, Mr. Berkowitz served as President and Chief Executive Officer of the National Veterans Business Development Corporation, a provider of assistance to small businesses owned by veterans, where he had served as Senior Vice President and Chief Financial Officer since January 2001. From November 2000 through January 2001, Mr. Berkowitz was an independent consultant. Prior thereto, Mr. Berkowitz held various positions, including as a Senior Vice President and as Principal Controller, at Prudential Insurance Company of America Inc., a financial services company.

     John F. Burke, age 50, has served as a director of the Company since 2003, and is President and Chief Executive Officer of the Company. Mr. Burke was hired as the Company’s Chief Financial Officer in September 2001 and assumed responsibility as the Company’s President and Chief Executive Officer effective February 2003. Mr. Burke ceased being Chief Financial Officer of the Company on February 18, 2004 upon the appointment of John W. Lockwood to that office. Mr. Burke has worked in the insurance industry for over 25 years and held multiple positions with The Hartford Insurance Group beginning in 1982, and served as President of Hartford Financial Services Fidelity and Surety operations from 1997 to 1998. Mr. Burke also provided consulting services to Funds Express and served as President of FX Insurance Agency, an Internet start up company, in 1999. From 2000 to 2001, Mr. Burke served as Director of Business Development, Financial Services, at IONA Technologies, an e-business infrastructure company.

     Albert R. Dowden, age 63, has served as a director of the Company since 2003. Prior to his retirement in 1998, Mr. Dowden served as President and Chief Executive Officer of Volvo Group North America, Inc. and Senior Vice President of its Swedish parent company, AB Volvo. Prior to joining Volvo in 1974 as General Counsel to its North American operations, he practiced law with the New York based international law firm of Rogers & Wells (now Clifford Chance). Mr. Dowden currently serves as a Director of the AIM/ Invesco Mutual Funds and Magellan Insurance, a Bermuda based reinsurance company, and is a founder and Managing Director of The Boss Group, a Houston and London based private investment and management firm. Mr. Dowden also serves as Chairman of The Cortland Trust, a New York based money market fund. He also serves as a director or chairman of various New York based, and as well as internationally focused, charities. Mr. Dowden had previously served as a director of the Company from 1998 to 2000.

     Michael P. Esposito, Jr., age 65, has served as a director of the Company since its formation in 1997. He has been non-executive Chairman of the Board of XL Capital Ltd since 1995 and a director since 1986. He also serves as a director of Forest City Enterprises, Inc. and Sedgewick CMS Holdings, Inc. and has been the Chairman of the Board of Primus Guaranty Ltd. since March 2002. Mr. Esposito served as Co-Chairman of Inter-Atlantic Capital Partners, Inc. from 1998 to 2000, having previously served as Vice Chairman from 1994 to 1998. Inter-Atlantic provides financial consulting services for insurance companies and other financial services firms. Mr. Esposito served as Executive Vice President and Chief Corporate Compliance, Control and Administration Officer of The Chase Manhattan Corporation from 1992 to 1995, having previously served as Executive Vice President and Chief Financial Officer from 1987 to 1992.

     Lee M. Gammill, Jr., age 70, has served as a director of the Company since 1998. Since 1997, Mr. Gammill has served as Chairman of the Gammill Group, a provider of financial and consulting services to the insurance industry. From 1994 to 1997, Mr. Gammill served as Vice Chairman of the Board of New York Life Insurance Company, where he was employed for more than 40 years. He currently serves as a trustee of the American College Foundation and as a director of Sigaba Corporation.

     Frederick S. Hammer, age 68, has served as Chairman of the Board and a director of the Company since its formation in 1997. Mr. Hammer has been Co-Chairman of Inter-Atlantic Capital Partners, Inc. and the Inter-Atlantic Group, since 1998. Inter-Atlantic provides financial consulting services for insurance companies and other financial services firms. He previously served as a Vice-Chairman of Inter-Atlantic from 1994 to 1998. He currently serves as a trustee of the Madison Square Boys and Girls Club and ING Clarion Real Estate Funds. Mr. Hammer served as Chairman and Chief Executive Officer of Mutual of America Capital Management Corporation from 1993 to 1994 and as President of SEI Asset Management Group from 1989 to 1993. From 1985 to 1989, Mr. Hammer was Chairman and Chief Executive Officer of Meritor Savings Bank, and prior thereto he was an Executive Vice President of The Chase Manhattan Corporation, where he was responsible for its global consumer activities.

     Robert P. Johnson, age 59, has served as a director of the Company since 2003. Since March 2002, Mr. Johnson has been an independent consulting actuary. Mr. Johnson was President and Chief Executive Officer of Hamilton Harbour Re from August 2000 through February 2002 and was President and Chief Executive Officer of Marathon Re from January 2000 through July 2000; both Hamilton Harbour Re and Marathon Re were start up insurance companies for which capital raising plans were unsuccessful. From 1993 through December 1999, Mr. Johnson was an independent consulting actuary. Prior thereto, from 1971 through 1993, Mr. Johnson held various positions at North American Reinsurance Corporation and its affiliate, North American Reassurance Company, including Executive Vice President of Atrium Corporation, a subsidiary of North American Reinsurance. Mr. Johnson is a Fellow of the Society of Actuaries.

     Robert M. Lichten, age 64, has served as a director of the Company since its formation in 1997. Mr. Lichten has been Co-Chairman of Inter-Atlantic Capital Partners, Inc. and the Inter-Atlantic Group since 1998. Inter-Atlantic provides financial consulting services for insurance companies and other financial services firms. He previously served as a Vice-Chairman of Inter-Atlantic from 1994 to 1998. He currently serves as a director of XL Capital Assurance, which is a United States-based subsidiary of XL Capital Ltd. Mr. Lichten served as a Managing Director of Smith Barney Inc. from 1990 to 1994 and as a Managing Director of Lehman Brothers Inc. from 1988 to 1990. Prior thereto, he served as an Executive Vice President of The Chase Manhattan Corporation, where he was responsible for asset liability management and was President of The Chase Investment Bank.

     Jeffrey D. Watkins, age 44, has served as a director since 2003. Mr. Watkins is currently the President of Prescott Group Capital Management, LLC, a registered investment advisor, and serves as the co-manager of the Prescott Tradition Fund, L.P. and Prescott Mid Cap, L.P. Prior to joining Prescott in July 2001, Mr. Watkins served for 18 years as a portfolio manager for Capital Advisors, Inc., a registered investment advisor, located in Tulsa, Oklahoma.

     Jon W. Yoskin, II, age 65, has served as a director of the Company since 1998. Mr. Yoskin has been Chairman of the Board and Chief Executive Officer of Tri-Arc Financial Services, Inc., an insurance broker, since 1988, and has served as Chairman of the Board and Chief Executive Officer of Magellan Insurance Company, Ltd. since 1996.

     The terms for Albert R. Dowden, Lee M. Gammill, Jr., Frederick S. Hammer and Jon W. Yoskin, II will expire at the 2005 annual meeting of shareholders. The terms for John F. Burke and Robert M. Lichten will expire at the 2006 annual meeting of shareholders. The terms for Martin A. Berkowitz, Michael P. Esposito, Jr., Robert P. Johnson and Jeffrey D. Watkins will expire at the 2007 annual meeting of shareholders.

Executive Officers

     The following provides the name, principal occupation and other pertinent information concerning the executive officers of the Company who do not also serve as directors; information concerning Mr. Burke is set forth above under “— Directors.”

     John W. Lockwood, age 47, became Chief Financial Officer of the Company and Annuity and Life Reassurance, Ltd., a wholly owned subsidiary of the Company, in February 2004. Mr. Lockwood joined Annuity and Life Re America, Inc., the Company’s United States-based subsidiary, in December 1999, as Controller and Treasurer. From October 1998 until November 1999, Mr. Lockwood was the Director of Statutory Reporting and Reinsurance Accounting at Hartford Steam Boiler Inspection and Insurance Company, a property and casualty insurance company. Mr. Lockwood is currently Vice President of and oversees the Company’s United States operations. Mr. Lockwood has 20 years of experience in the life insurance industry and held various positions over a 10 year period with Security-Connecticut Life Insurance Company, including Controller and Corporate Risk Officer. Mr. Lockwood is a graduate of Central Connecticut State University (B.S. Accounting, 1980) and University of Hartford (M.S. Taxation, 1996) and passed the uniform certified public accountant examination in 1988. Mr. Lockwood is also a Fellow of the Life Office Management Institute of the Life Office Management Association.

     William H. Mawdsley, III, age 53, became Vice President of the Company and Chief Actuary of Annuity and Life Reassurance, Ltd., a wholly owned subsidiary of the Company, in January 2002. Mr. Mawdsley has over 25 years of experience in the life insurance and annuity industries, and held multiple positions with Allmerica Financial from 1973 through October 2001. At Allmerica, Mr. Mawdsley’s responsibilities included all actuarial aspects of individual insurance, and he focused on new individual product development and pricing. Mr. Mawdsley has been a Fellow of the Society of Actuaries since 1976, a Member of the American Academy of Actuaries since 1979, and a Chartered Life Underwriter since 1982.

Audit Committee

     The Board has appointed an Audit Committee to assist the Board in its oversight of (i) the integrity of the Company’s financial statements; (ii) the independent auditor’s qualifications, independence and performance; (iii) the performance of the Company’s internal audit function; and (iv) the Company’s compliance with legal and regulatory requirements. The Audit Committee presently consists of four directors (Messrs. Berkowitz (Chairman), Dowden, Gammill and Johnson), each of whom is independent as independence is defined under the rules and regulations of the Securities and Exchange Commission (“SEC”). In addition, Mr. Hammer, as the Chairman of the Board, is invited to attend all Audit Committee meetings. The Board has determined that Mr. Berkowitz qualifies as an “audit committee financial expert,” as defined by SEC regulations.

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

     Based solely upon the Company’s review of the reports provided to the Company or filed with the Commission, and written representations of certain Covered Persons that no other reports were required, to the Company’s knowledge, all of the Section 16(a) filings required to be made by Covered Persons during 2004 were made on a timely basis.

Item 11. Executive Compensation.

     The following table sets forth certain information for the Company’s last three fiscal years concerning the annual and long-term compensation paid to John F. Burke, the Company’s Chief Executive Officer, John W. Lockwood, the Company’s Chief Financial Officer, and William H. Mawdsley, III, the Company’s Chief Actuary and Robert J. Reale, the Company’s former Chief Underwriting Officer (collectively, the “Named Officers”). The Company did not employ any other executive officers in 2004.

					Other Annual	Restricted	Securities
					Compensation	Stock Awards	Underlying	All Other
Name	Principal Position	Year	Salary	Bonus (1)	(2)	(3)	Options	Compensation (4)
John F. Burke	President and	2004	$500,000	$250,000	$120,000	$0	$0	$50,000
	Chief Executive Officer	2003	$458,333	$425,000	$120,000	$200,000	$250,000	$45,833
		2002	$229,167	$425,000	$101,000	$384,070	$40,000	$22,917

John W. Lockwood...	Senior Vice President	2004	$195,000	$100,000	$0	$0	$0	$19,500
	Chief Financial Officer	2003	$140,000	$90,000	$0	$60,000	$0	$14,000
	and Secretary (5)	2002	$124,000	$45,000	$0	$84,000	$5,000	$12,400

William H. Mawdsley	Vice President and	2004	$190,000	$125,000	$100,000	$0	$0	$19,000
	Chief Actuary	2003	$190,000	$130,000	$100,000	$72,000	$0	$19,000
		2002	$175,000	$70,000	$100,000	$243,042	$10,000	$17,500

Robert J. Reale......	Senior Vice President	2004	$139,583	$0	$50,000	$0	$0	$13,958
	and Chief Underwriter (6)	2003	$335,000	$410,000	$120,000	$0	$0	$33,500
		2002	$319,167	$185,383	$120,000	$455,352	$30,000	$31,917

(1)	The amounts listed as bonuses for 2002, 2003 and 2004 are cash bonuses earned in each of those respective years. A portion of the amounts listed as bonuses were paid during subsequent fiscal years.

(2)	The amounts listed represent housing and travel allowances paid pursuant to employment agreements.

(3)	Represents the dollar value of restricted share awards made to the Company’s employees during 2002 and 2003, as issued under the Company’s Restricted Stock Plan, based on the closing market price of the Common Shares on the grant dates. Dividends, if declared, will be paid on the restricted shares. The Company did not grant any stock-based compensation, including restricted stock and stock options, to the Named Officers during 2004. During 2002, the Company made two awards of an aggregate 401,000 restricted shares to its employees. The shares granted under the first award in 2002 vested on February 12, 2005, the third anniversary of the grant date. The shares granted under the second award in 2002 vest in three equal annual installments commencing on September 30, 2003, the first anniversary of the grant date. However, if there is a “Change in Control,” as defined in the Restricted Stock Plan, the restricted shares will immediately vest. During 2003, the Company made additional awards of an aggregate 545,000 restricted shares to its employees. The shares granted under the 2003 awards vest in three equal annual installments commencing on September 25, 2004, the first anniversary of the grant date, but will vest immediately upon a Change of Control. The number and value of the aggregate restricted share holdings at December 31, 2004 for these awards to the Named Officers currently employed by the Company are as follows: Mr. Burke: 238,500 shares valued at $109,710; Mr. Lockwood: 70,000 shares valued at $32,200; Mr. Mawdsley: 86,100 shares valued at $39,606. Aggregate market value is based on the closing market price of the Company’s Common Shares on December 31, 2004, which was $0.46.

(4)	The amounts listed include payments to the Company’s defined contribution retirement program

(5)	Effective February 19, 2004, Mr. Lockwood assumed responsibility as Secretary and Chief Financial Officer of the Company; he continued to serve as Controller and Treasurer of the Company’s US subsidiary for the duration of the year. Mr. Lockwood joined Annuity and Life Re America, Inc., the Company’s United States operating subsidiary, in December 1999, as Controller and Treasurer.

(6)	Mr. Reale’s employment contract was not renewed upon its expiration on May 31, 2004, at which time he ceased being an employee of the Company. All of his unvested options and restricted share awards were cancelled as of that date.

Aggregated Option Exercises in 2004 and 2004 Year-End Option Values

			Number of Shares Underlying
			Unexercised Options at Fiscal		Value of Unexercised In-the-Money
	Shares		Year End		Options at Fiscal Year End(1)
	Acquired on	Value
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
John F. Burke	—	—	145,000	180,000	—	—

John W. Lockwood	—	—	18,333	1,667	—	—

William H. Mawdsley	—	—	6,667	3,333	—	—

Robert J. Reale (2)	—	—	—	—	—	—

(1)	The value of unexercised options is based on the difference between the exercise price and the closing price of the Company’s Common Shares on December 31, 2004, which was $0.46.

(2)	Due to the non-renewal of Mr. Reale’s employment agreement upon its expiration on May 31, 2004, all of his unvested options were cancelled as of May 31, 2004. All of Mr. Reale’s unexercised options expired on August 31, 2004.

Employment Arrangements

     Messrs. Burke, Lockwood and Mawdsley are the Named Officers who, as of December 31, 2004, had employment agreements with the Company (the “Officers”). Mr. Reale’s employment agreement was not renewed upon its expiration on May 31, 2004.

     The Officers’ employment agreements were approved by the Board of Directors. The employment agreements for Messrs. Burke and Mawdsley are for initial terms of three years, with consecutive one-year renewal terms thereafter, subject to three months’ advance notice by either party of a decision not to renew. The initial term of Mr. Lockwood’s employment agreement expired on December 31, 2004, with consecutive one-year renewal terms thereafter, subject to three months’ advance notice by either party of a decision not to renew.

     Mr. Burke’s employment agreement provides that if the Company, for cause, terminates him or he resigns without good reason, he will be entitled to receive an amount equal to his accrued but unpaid annual base salary and any accrued vacation pay through the date of his termination, plus reimbursable business expenses prior to termination. The employment agreements of Messrs. Lockwood and Mawdsley provide that if the Company, for serious cause, terminates them or they resign without good reason, they will forfeit all bonus amounts for the then current fiscal year, and the Company will be liable to them only for accrued but unpaid salary, accrued but unpaid bonuses from a prior fiscal year and reimbursable business expenses incurred prior to the termination. If the employment of Mr. Burke is terminated by the Company without serious cause or by Mr. Burke with good reason, the Company will pay Mr. Burke a lump sum equal to his accrued but unpaid annual base salary and any accrued vacation pay through the date of his termination, plus reimbursable business expenses prior to termination. Mr. Burke would also be entitled to receive a lump sum equal to one year’s base salary, plus an amount equal to his annual bonus for the full fiscal year preceding the year in which he was terminated, adjusted pro rata through the date of his termination. In addition, Mr. Burke would be entitled to receive $60,000 for a cost of living allowance and reasonable relocation expenses from Bermuda to the United States and any earned but unpaid bonus from a prior fiscal year (on the date such bonus would otherwise be paid). If the employment of Messrs. Lockwood or Mawdsley is terminated by the Company without serious cause or by either of them with good reason, the Company will continue to pay their respective base salaries for a period of one year from such termination, along with any accrued but unpaid salary, any earned but unpaid bonus from a prior fiscal year and any reimbursable business expenses. Additionally, Mr. Mawdsley will be entitled to travel and housing allowances for three months after the date of termination and reasonable relocation expenses from Bermuda to the United States.

     Pursuant to each of the employment agreements, upon a change in control of the Company, the Officers’ respective options to purchase Common Shares of the Company will become exercisable immediately and all restricted Common Shares will vest immediately. If Mr. Burke’s employment with the Company is terminated without cause or if he terminates it for certain specified reasons within one year following a change in control, he will be entitled to receive a lump sum payment equal to two times his annual base salary, plus an amount equal to his annual bonus for the full fiscal year preceding the year in which he was terminated, adjusted pro rata through the date of his termination. If Messrs. Lockwood’s or Mawdsley’s employment with the Company is terminated without serious cause or if either terminates his employment for certain specified reasons within six months or one year, respectively, following a change in control, then he will be entitled to receive a lump sum payment equal to two times his respective annual base salary. In addition, the Officers will be entitled to receive any accrued but unpaid salary, any earned but unpaid bonus from a prior fiscal year and reimbursable business expenses. Messrs. Burke and Mawdsley will also be entitled to receive travel and housing allowances for twelve months from the date of termination and reasonable relocation expenses from Bermuda to the United States, plus an amount equal to any income taxes payable by them by reason of such payments occurring in connection with a change in control.

Compensation Committee Interlocks and Insider Participation

     No member of the Compensation Committee of the Company’s Board of Directors is or was during 2004 an employee, or is or ever has been an officer, of the Company or its subsidiaries. No executive officer of the Company served as a director or a member of the compensation committee of another company, one of whose executive officers serves as a member of the Company’s Board or Compensation Committee.

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

     Through the date immediately preceding the annual meeting of the Company’s shareholders held during 2004 (the “Annual Meeting”), non-employee directors received cash in the amount of $25,000 per annum and $1,500 per Board and committee meeting attended, and Committee Chairmen received an additional $500 for each meeting chaired. Since the date of the Annual Meeting, non-employee directors are entitled to receive cash in the amount of $15,000 per annum and $1,500 per Board and committee meeting attended, up to a maximum of $6,000 for all such Board meetings attended between annual meetings of the Company’s shareholders, and up to a maximum of $6,000 for all meetings of each committee attended during the same period. The Chairman of the Board and each Committee Chairman are entitled to receive an additional $500 for each meeting chaired, up to a maximum of an additional $2,000 for all Board meetings chaired during such period and up to a maximum of an additional $2,000 per committee for all committee meetings chaired. On March 25, 2005, the Board of Directors approved revisions to the cash compensation payable to the company’s non-employee directors to make the compensation system more closely resemble that which was in place prior to the Annual Meeting. Accordingly, effective April 4, 2005, the Company’s non-employee directors will be paid a $25,000 annual cash retainer each year on April 4 (or, if such date is not a business day, on the next business day thereafter). Also, effective April 4, 2005, each non-employee director will be entitled to receive $1,500 per Board and committee meeting personally attended. The Chairman of the Board and each Committee Chairman will be entitled to receive an additional $500 for each such meeting chaired. The Company’s non-employee directors will not be compensated for attending telephonic meetings. All directors have been and will continue to be reimbursed for travel and other expenses incurred in attending meetings of the Board or committees thereof.

     All new non-employee directors are automatically granted options to acquire 15,000 Common Shares upon their initial election to the Company’s Board. Such options become exercisable in three equal annual installments commencing on the first anniversary of the date of grant. In addition, commencing with the date of the Annual Meeting, a non-employee director whose term as a director has not ended as of the date of each annual meeting of the Company’s shareholders is automatically granted immediately exercisable options to acquire 5,000 Common Shares. All options granted to non-employee directors under the Initial Stock Option Plan have an exercise price equal to the greater of the fair market value of the Common Shares on the date of grant or $1.00.

     In March 2005, Michael P. Esposito, Jr., one of our directors and Chairman of the Board of XL Capital Ltd informed us that, pursuant to a recently enacted corporate policy at XL Capital, he wished to waive his right to receive future compensation for service as a non-employee of our company, including any option grants or cash compensation to which he would otherwise be entitled. Pursuant to the same corporate policy, Mr. Esposito also requested that we cancel the options to purchase 5,000 common shares of our company that were granted to him immediately following our 2004 annual general meeting of shareholders as part of the annual compensation paid to our non-employee directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Principal Shareholders

     The table below sets forth certain information regarding the beneficial ownership of Common Shares by (a) each shareholder known to the Company to be the beneficial owner, as defined in Rule 13d-3 under the Exchange Act, of more than 5% of the outstanding Common Shares, (b) each director of the Company, (c) each of the Named Officers, other than Mr. Reale who is no longer with the Company, and (d) all current executive officers and directors of the Company as a group. Each of the shareholders named below has sole voting power and sole investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated. Information regarding beneficial ownership of shareholders that are not directors and/or officers of the Company is based on filings with the Commission available to the Company. Unless otherwise indicated below, the information in the table represents beneficial ownership as of March 1, 2005 and the address for each beneficial owner is c/o Annuity and Life Re (Holdings), Ltd., Cumberland House, 1 Victoria Street, Hamilton, HM 11, Bermuda.

Prescott Group Capital Management, LLC (1)	3,885,400	13.9%
Summit Capital Management, LLC (2)	3,769,900	13.4%
XL Capital Ltd (3)	3,340,380	11.8%
Overseas Partners, Ltd. (4)	1,773,050	6.3%
Michael P. Esposito, Jr. (5)	701,868	2.5%
John F. Burke (6)	496,166	1.8%
Frederick S. Hammer (7)	490,400	1.7%
Robert M. Lichten (8)	289,456	1.0%
Robert Johnson (9)	169,225	*
William Mawdsley (10)	96,100	*
John Lockwood (11)	90,000	*
Jon W. Yoskin, II (12)	43,900	*
Lee M. Gammill, Jr. (13)	37,500	*
Martin Berkowitz (9)	10,000	*
Jeffrey Watkins (9)	10,000	*
Albert Dowden (9)	10,000	*

All current directors and executive officers as a group (twelve persons) (14)	2,444,615	8.7%

*	Less than 1%.

1)	Based on information provided pursuant to a Schedule 13G/A dated as of December 31, 2003 filed jointly by Prescott Group Capital Management, L.L.C., Prescott Group Aggressive Small Cap Master Fund, G.P., Prescott Group Aggressive Small Cap, L.P., Prescott Group Aggressive Small Cap II, L.P., Prescott Group Mid Cap, L.P. and Phil Frohlich with the Commission on February 13, 2004. The address for each of the foregoing is 1924 South Utica, Suite 1120, Tulsa, Oklahoma 74104. Jeffrey D. Watkins, a director of the Company, is currently the President of Prescott Group Capital Management L.L.C. and may be considered to have voting and investment control over the Common Shares owned by it; Mr. Watkins disclaims beneficial ownership with respect to such shares, except to the extent of any indirect pecuniary interest he may have by virtue of any ownership interest in the Prescott Group entities. The Schedule 13G/A indicates that (i) Prescott Group Capital Management, L.L.C. has beneficial ownership of, and sole voting and dispositive power over 3,662,000 Common Shares; (ii) Prescott Group Aggressive Small Cap Master Fund, G.P. has beneficial ownership of, and sole voting and dispositive power over, 3,278,000 Common Shares; (iii) Prescott Group Aggressive Small Cap, L.P. and Prescott Group Aggressive Small Cap II, L.P. each has beneficial ownership of, and shares voting and dispositive power over, 3,278,000 Common Shares; (iv) Prescott Group Mid Cap, L.P. has beneficial ownership of, and sole voting and dispositive power over, 384,000 Common Shares; and (v) Phil Frohlich has beneficial ownership of, and sole voting and dispositive power over, 223,400 Common Shares and, as the manager of Prescott Group Capital Management, L.L.C., has beneficial ownership of, and shares voting and dispositive power over, an additional 3,662,000 Common Shares.

2)	Based on information provided pursuant to a Schedule 13G/A dated as of December 31, 2004 filed jointly by Summit Capital Management, LLC, Summit Capital Partners, LP and John C. Rudolf with the Commission on February 17, 2005. The address for each of the foregoing is 601 Union Street, Suite 3900, Seattle, Washington 98101. The Schedule 13G/A indicates that (i) Summit Capital Management, LLC has beneficial ownership of, and shares voting and dispositive power over, 3,769,900 Common Shares; (ii) Summit Capital Partners, LP has beneficial ownership of 1,184,350 Common Shares; and (iii) John C. Rudolf has beneficial ownership of, and sole voting and dispositive power over, 727,150 Common Shares and has beneficial ownership of, and shares voting and dispositive power over, an additional 3,042,750 Common Shares.

3)	Includes 213,433 Common Shares issuable upon exercise of Class B Warrants that are currently exercisable. Michael P. Esposito, Jr., a director of the Company, is currently the non-executive Chairman of the Board of XL Capital Ltd (“XL”). Mr. Esposito may be considered to have voting and investment control over the Common Shares and warrants owned by XL, as to which he disclaims beneficial ownership. The address for XL is XL House, 1 Bermudiana Road, P.O. Box 2245, Hamilton, HM JX, Bermuda.

4)	Includes 133,396 Common Shares issuable upon exercise of Class B Warrants that are currently exercisable. The address for Overseas Partners, Ltd. is Mintflower Place, 8 Par-la-Ville Road, P.O. Box HM 1581, Hamilton, HM 08, Bermuda.

5)	Includes 12,000 Common Shares issuable upon exercise of options that are currently exercisable. Includes 100,000 Common Shares held by M.A.& M. Esposito Company, 22,500 Common Shares held by Red Towers Securities and 20,500 Common Shares held by Esposito Company, each of which are companies in which Mr. Esposito has voting control. Includes 540,653 Common Shares issuable upon exercise of Class A Warrants that are currently exercisable. Does not include 160,075 Common Shares issuable upon exercise of Class A Warrants owned by adult children of Mr. Esposito, as to which he disclaims beneficial ownership and 5,000 Common Shares issuable upon options granted to Mr. Esposito on August 5, 2005, which were forfeited on March 1, 2005 at Mr. Esposito’s request, pursuant to a recently enacted corporate policy at XL. Mr. Esposito may be considered to have voting and investment control over the Common Shares and warrants owned by XL, as to which he disclaims beneficial ownership.

6)	Includes 241,666 Common Shares issuable upon exercise of options that are currently exercisable. Does not include 83,334 Common Shares issuable upon exercise of options that are not currently exercisable.

7)	Includes 17,000 Common Shares issuable upon exercise of options that are currently exercisable. Includes 467,035 Common Shares issuable upon exercise of Class A Warrants that are currently exercisable. Does not include 92,674 Common Shares issuable upon exercise of Class A Warrants owned by certain trusts for the benefit of Mr. Hammer’s children and grandchildren, as to which he disclaims beneficial ownership.

8)	Includes 17,000 Common Shares issuable upon exercise of options that are currently exercisable. Includes 270,349 Common Shares issuable upon exercise of Class A Warrants that are currently exercisable. Does not include 216,945 Common Shares issuable upon exercise of Class A Warrants owned by certain trusts for the benefit of Mr. Lichten’s children and grandchildren, as to which he disclaims beneficial ownership.

9)	Includes 10,000 Common Shares issuable upon exercise of options that are currently exercisable. Does not include 10,000 Common Shares issuable upon exercise of options that are not currently exercisable. Please see footnote (1) above for additional information relating to Mr. Watkins.

10)	Includes 10,000 Common Shares issuable upon exercise of options that are currently exercisable.

11)	Includes 20,000 Common Shares issuable upon exercise of options that are currently exercisable.

12)	Includes 32,000 Common Shares issuable upon exercise of options that are currently exercisable. Includes 4,800 Common Shares held by Mr. Yoskin’s spouse, over which Mr. Yoskin shares voting and dispositive control.

13)	Includes 32,000 Common Shares issuable upon exercise of options that are currently exercisable.

14)	Includes 1,278,037 Common Shares issuable upon exercise of warrants that are currently exercisable and 421,666 Common Shares issuable upon exercise of options that are currently exercisable.

Equity Compensation Plan Information

     The following table summarizes the Company’s equity compensation plans as of December 31, 2004:

				Number of Securities
				Remaining Available for
	Number of Securities			Future Issuance Under
	to be Issued Upon		Weighted-Average	Equity Compensation
	Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options,		Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights	Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	719,035	(1)	$10.38	1,881,602	(2)
Equity compensation plans not approved by security holders	—		—	566,800	(3)

Total	719,035		$10.38	2,448,402

(1)	Includes options to acquire 488,365 Common Shares that were exercisable as of December 31, 2004 under the Annuity and Life Re (Holdings), Ltd. Initial Stock Option Plan, as amended and restated (the “Option Plan”).

(2)	Reflects the number of options that may be granted under the Option Plan as of January 1, 2005. The total number of options that may be granted under the Option Plan is subject to an annual adjustment, whereby additional options may be granted each calendar year to purchase Common Shares up to an amount equal to two percent (2.0%) of the adjusted average of the outstanding Common Shares for the preceding fiscal year, as such amount is determined in calculating fully diluted earnings per share by the Company.

(3)	The Company adopted the Annuity and Life Re (Holdings), Ltd. Restricted Stock Plan in 2002 (the “Restricted Stock Plan”) and as of December 31, 2004, there were 633,200 shares outstanding that had been granted to current or former employees under the Restricted Stock Plan. Those restricted shares are not included in the table, but are reflected in the number of shares outstanding reported in the Company’s consolidated financial statements. Under the Restricted Stock Plan, no single employee may be granted more than 250,000 shares of restricted stock.

     The amounts set forth above are subject to adjustment to reflect any stock dividend, stock split, share combination, or similar change in our capitalization. See Note 10 to the Company’s consolidated financial statements for the year ended December 31, 2004 included in this report for information regarding the material features of the above plans.

Item 13. Certain Relationships and Related Transactions.

Director Nominee Arrangements

     XL Capital Ltd and Overseas Partners, Ltd. each have the right to nominate one person for election as a director of the Company for so long as they own at least 500,000 Common Shares. Henry C.V. Keeling is an Executive Vice President of XL Capital and Chief Executive Officer of XL Re, and he was the formal nominee of XL Capital until he retired from the Board of Directors on November 5, 2004. Overseas Partners, Ltd. has not designated a nominee.

Indemnification Payments

     In accordance with the Company’s Amended and Restated Bye-laws, the Company indemnifies its officers and directors to the fullest extent permissible under Bermuda law. Pursuant to the Bye-laws, the Company will make payments for the expenses incurred in connection with defending any action for which indemnification has properly been sought. In connection with a purported shareholder class action lawsuit filed against the Company and certain of its current and former officers and directors, the Company had, as of December 31, 2004, made payments of approximately $140,000 and $53,000 to John F. Burke, its Chief Executive Officer and a director, and Frederick S. Hammer, the non-executive Chairman of its Board of Directors, respectively, for their expenses related to defending this lawsuit. Payments on behalf of Mr. Burke during 2004 were approximately $37,000. Payments on behalf of Mr. Hammer during 2004 were approximately $4,000.

Transactions with Shareholders

XL Capital Ltd and XL Life Ltd

     Michael P. Esposito, Jr., a director of the Company, currently serves as the non-executive Chairman of the Board of XL Capital Ltd. Robert M. Lichten, a director of the Company, serves as a director of a United States-based subsidiary of XL Capital. XL Capital is a major shareholder of the Company.

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

Item 14. Principal Accountant Fees and Services.

     The following summarizes the fees billed to the Company by Marcum & Kliegman LLP during 2004 in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2004 and for the review of the financial statements included in each of the Company’s quarterly reports on Form 10-Q filed during 2004:

Audit Fees:

2004	$700,000

2003:	None

Audit-Related Fees:

2004:	None

2003:	None

Tax Fees:

2004:	None

2003:	None

All Other Fees:

2004:	None

2003:	None

     The Company’s Audit Committee has established a pre-approval policy pursuant to which it granted its approval for Marcum & Kliegman LLP to perform certain audit, audit-related, tax and other services up to specified aggregate fee levels for each service. The Audit Committee will periodically review, and revise if necessary, the list of pre-approved services that Marcum & Kliegman LLP may provide. The Audit Committee’s policy also provides that any proposed services that are not specifically pre-approved pursuant to the policy, as well as any proposed services that exceed pre-approved cost levels established in the policy, will require the Audit Committee’s separate pre-approval. In addition, the Audit Committee may delegate pre-approval authority to one or more of its members, who must report, for information purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statements.

(a) The following documents are filed or incorporated by reference as part of this Form 10-K.

1.	Financial Statements

     The audited consolidated financial statements of Annuity and Life Re (Holdings), Ltd. and the related auditor’s report listed in the Index to Financial Statements and Financial Statement Schedule appearing on page 55.

2.	Financial Statement Schedule

     The schedule listed in the Index to Financial Statements and Financial Statement Schedule appearing on pages 89.

3. Exhibits

     The following exhibits are filed or incorporated by reference as part of this Form 10-K:

*2.1	Master Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance Ltd. (the “Operating Company”), Viva Reassurance, Ltd. and XL Life Ltd (Exhibit 2.1 to the Company’s Form 8-K filed on January 16, 2003).

*2.2	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Continental Assurance Company (Exhibit 2.2 to the Company’s Form 8-K filed on January 16, 2003).

*2.3	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Valley Forge Life Insurance Company (Exhibit 2.3 to the Company’s Form 8-K filed on January 16, 2003).

*2.4	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Zurich Life Insurance Company of America (Exhibit 2.4 to the Company’s Form 8-K filed on January 16, 2003).

*2.5	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Fidelity Life Association (Exhibit 2.5 to the Company’s Form 8-K filed on January 16, 2003).

*2.6	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Federal Kemper Life Assurance Company (Exhibit 2.6 to the Company’s Form 8-K filed on January 16, 2003).

*2.7	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Protective Life Insurance Company (Exhibit 2.7 to the Company’s Form 8-K filed on January 16, 2003).

*2.8	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Phoenix Life and Annuity Company (Exhibit 2.8 to the Company’s Form 8-K filed on January 16, 2003).

*2.9	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Phoenix Life Insurance Company (Exhibit 2.9 to the Company’s Form 8-K filed on January 16, 2003).

*2.10	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Empire General Life Assurance Corporation (Exhibit 2.10 to the Company’s Form 8-K filed on January 16, 2003).

*2.11	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and PHL Variable Insurance Company (Exhibit 2.11 to the Company’s Form 8-K filed on January 16, 2003).

*2.12	Retrocessional Reinsurance Agreement, dated as of December 31, 2002, by and between the Operating Company and XL Life Ltd (Exhibit 2.12 to the Company’s Form 8-K filed on January 16, 2003).

*2.13	Reinsurance Termination Agreement, dated as of December 31, 2002, by and between the Operating Company and Viva Reassurance, Ltd. (Exhibit 2.13 to the Company’s Form 8-K filed on January 16, 2003).

*2.14	Termination Agreement, dated as of February 14, 2003, by and between the Operating Company and The Ohio National Life Insurance Company (Exhibit 2.1 to the Company’s Form 8-K filed on March 3, 2003).

*3.1	Memorandum of Association, as amended, of the Company (Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-43301, declared effective on April 8, 1998 (the “Registration Statement”)).

*3.2	Bye-Laws, as amended, of the Company (Exhibit 3.1 to the Company’s Form 10-Q filed on May 15, 2002).

*4.1	Form of Amended and Restated Class A Warrant (Exhibit 4.2 to the Registration Statement).

*4.2	Form of Class B Warrant (Exhibit 4.3 to the Registration Statement).

*4.3	Form of Warrant issued to Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company (Exhibit 4 to the Company’s Form 10-Q filed on August 14, 2003).

*4.4	Annuity and Life Re (Holdings), Ltd. Common Stock Purchase Warrant, issued to Connecticut General Life Insurance Company, dated as of September 30, 2004 (Exhibit 99.2 to the Company’s Form 8-K filed on October 28, 2004).

*†10.1	Amended and Restated Employment Agreement, dated as of July 28, 2003, by and between the Company, the Operating Company and John F. Burke (Exhibit 10.1 to the Company’s Form 10-Q filed on August 14, 2003).

*†10.2	Employment Agreement, dated as of February 18, 2004, by and between the Company, the Operating Company and John W. Lockwood (Exhibit 10.1 to the Company’s Form 10-Q filed on May 17, 2004)

*†10.3	Employment Agreement, dated as of January 2, 2002, among the Company, the Operating Company and William H. Mawdsley, III (Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2002).

*†10.4	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and William H. Mawdsley, III (Exhibit 10.18 to the Company’s Form 10-K filed on April 16, 2003).

*†10.5	Employment Agreement, dated as of June 10, 2003, among the Company, the Operating Company and Robert Reale (Exhibit 10.2 to the Company’s Form 10-Q filed on August 14, 2003).

*†10.6	Amendment No. 1, dated as of February 1, 1998, to Employment Agreement, dated as of January 8, 1998, among Robert J. Reale, the Company and the Operating Company (Exhibit 10.9 to the Registration Statement).

*†10.7	Initial Stock Option Plan, as amended and restated effective April 29, 1999 (Exhibit 4 to the Company’s Form 10-Q filed on May 10, 1999).

*†10.8	Amendment to Amended and Restated Initial Stock Option Plan. (Exhibit 10.1 to the Company’s Form 10-Q filed on August 5, 2004).

*†10.9	Annuity and Life Re (Holdings), Ltd. Restricted Stock Plan (Exhibit 10.2 to the Company’s Form 10-Q filed on May 15, 2002).

*†10.10	Annuity and Life Re (Holdings), Ltd. Directors Deferred Compensation Plan (Exhibit 10.3 to the Company’s Form 10-Q filed on May 15, 2002).

*10.11	Form of Securities Purchase Agreement entered into between The Prudential Insurance Company of America and the Company, EXEL Limited and the Company, Risk Capital Reinsurance Company and the Company, Insurance Partners, L.P. and the Company and

Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.12 to the Registration Statement).

*10.12	Form of Registration Rights Agreement entered into between The Prudential Insurance Company of America and the Company, EXEL Limited and the Company, Risk Capital Reinsurance Company and the Company, Insurance Partners, L.P. and the Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.13 to the Registration Statement).

*10.13	Registration Rights Agreement, dated as of January 9, 1998, between the Company and the holders of the Class A Warrants (Exhibit 10.5 to the Registration Statement).

*10.14	Letter Agreement, dated as of May 1, 2000, among Risk Capital Reinsurance Company, the Company and XL Capital Ltd (Exhibit 10.13 to the Company’s Form 10-K filed on March 15, 2001).

*10.15	Letter Agreement, dated as of March 19, 1998, among Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P. and the Company, which has been assigned to Overseas Partners, Ltd. (Exhibit 10.18 to the Registration Statement).

*10.16	Letter of Intent with XL Life Ltd, dated February 28, 2002, providing catastrophe excess of loss cover (Exhibit 10.4 to the Company’s Form 10-Q filed on May 15, 2002).

*10.17	Letter of Intent with XL Life Ltd, dated as of February 28, 2002, providing $10,000,000 of excess of loss protection for Transamerica Occidental Life LMIG exposure (Exhibit 10.20 to the Company’s Form 10-K filed on March 28, 2002).

**10.18	Retrocession Agreement, dated as of March 27, 2001, between the Company and XL Re Ltd. (Exhibit 10.45 to the Company’s Form 10-K filed on April 16, 2003).

**10.19	Retrocession Agreement, dated as of December 13, 2000, between the Company and XL Mid Ocean Reinsurance Ltd. (Exhibit 10.46 to the Company’s Form 10-K filed on April 16, 2003).

*10.20	Letter of Intent with XL Mid Ocean Reinsurance Ltd, dated as of April 13, 2000. (Exhibit 10.47 to the Company’s Form 10-K filed on April 16, 2003).

*10.21	Recapture Agreement and General Release of Guaranteed Minimum Death Benefit Reinsurance Agreements, dated as of June 30, 2003, among Hartford Life and Annuity Insurance Company, Hartford Life Insurance Company and the Operating Company (Exhibit 10.3 to the Company’s Form 10-Q filed on August 14, 2003).

*10.22	Settlement and Commutation Agreement, dated as of November 4, 2003, by and among XL Life Ltd, XL Re Ltd (formerly known as XL MidOcean Reinsurance Ltd), the Operating Company and the Company (Exhibit 10.3 to the Company’s Form 10-Q filed on November 14, 2003).

*10.23	Commutation and Release Agreement, by and between Annuity & Life Reassurance, Ltd. and Connecticut General Life Insurance Company, dated October 26, 2004 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed on October 28, 2004).

10.24	Letter of Intent by and between Annuity and Life Reassurance, Ltd. and Transamerica Occidental Life Insurance Company, dated as of December 31, 2004.

*10.25	Master Agreement by and between Annuity and Life Reassurance, Ltd. and Transamerica Occidental Life Insurance Company, dated as of January 31, 2005 (Exhibit 10.1 to the Company’s Form 8-K filed on February 4, 2005).

*10.26	Amendment by and between Transamerica Occidental Life Insurance Company and Annuity and Life Reassurance, Ltd., effective December 1, 2004 (Exhibit 10.2 to the Company’s Form 8-K filed on February 4, 2005).

*21.1	Subsidiaries of the Company (Exhibit 21.1 to the Company’s Form 10-K filed on March 15, 2001).

23.1	Consent of Marcum & Kliegman LLP (Independent Accountants)

23.2	Consent of KPMG (Independent Accountants)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.

*	Previously filed with the Commission and incorporated herein by reference.

**	Previously filed with the Commission and incorporated herein by reference. Material in this document was omitted pursuant to a confidential treatment request. The omitted material was filed separately with the Commission.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

Date: March 31, 2005	By:	/s/ John F. Burke

	Name:	John F. Burke
	Title:	Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ John F. Burke	March 31, 2005
John F. Burke, Chief Executive Officer
and Director

/s/ John W. Lockwood	March 31, 2005
John W. Lockwood, Chief Financial Officer and
Principal Accounting Officer
March 31, 2005
Frederick S. Hammer, Non-Executive
Chairman and Director

/s/ Martin A. Berkowitz	March 31, 2005
Martin A. Berkowitz, Non-Executive Deputy
Chairman and Director

/s/ Robert M. Lichten	March 31, 2005
Robert M. Lichten, Director

Signature	Date

/s/ Albert R. Dowden	March 31, 2005
Albert R. Dowden, Director

/s/ Michael P. Esposito, Jr.	March 31, 2005
Michael P. Esposito, Jr., Director

/s/ Lee M. Gammill, Jr.	March 31, 2005
Lee M. Gammill, Jr., Director

/s/ Robert P. Johnson	March 31, 2005
Robert P. Johnson, Director

/s/ Jeffrey D. Watkins	March 31, 2005
Jeffrey D. Watkins, Director

/s/ Jon W. Yoskin, II	March 31, 2005
Jon W. Yoskin, II, Director

Exhibit Index

*2.1	Master Agreement, dated as of December 31, 2002, by and among Annuity and Life Reassurance Ltd. (the “Operating Company”), Viva Reassurance, Ltd. and XL Life Ltd (Exhibit 2.1 to the Company’s Form 8-K filed on January 16, 2003).

*2.2	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Continental Assurance Company (Exhibit 2.2 to the Company’s Form 8-K filed on January 16, 2003).

*2.3	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Valley Forge Life Insurance Company (Exhibit 2.3 to the Company’s Form 8-K filed on January 16, 2003).

*2.4	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Zurich Life Insurance Company of America (Exhibit 2.4 to the Company’s Form 8-K filed on January 16, 2003).

*2.5	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Fidelity Life Association (Exhibit 2.5 to the Company’s Form 8-K filed on January 16, 2003).

*2.6	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Federal Kemper Life Assurance Company (Exhibit 2.6 to the Company’s Form 8-K filed on January 16, 2003).

*2.7	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Protective Life Insurance Company (Exhibit 2.7 to the Company’s Form 8-K filed on January 16, 2003).

*2.8	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Phoenix Life and Annuity Company (Exhibit 2.8 to the Company’s Form 8-K filed on January 16, 2003).

*2.9	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Phoenix Life Insurance Company (Exhibit 2.9 to the Company’s Form 8-K filed on January 16, 2003).

*2.10	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and Empire General Life Assurance Corporation (Exhibit 2.10 to the Company’s Form 8-K filed on January 16, 2003).

*2.11	Novation Agreement, dated as of December 31, 2002, by and among the Operating Company, XL Life Ltd and PHL Variable Insurance Company (Exhibit 2.11 to the Company’s Form 8-K filed on January 16, 2003).

*2.12	Retrocessional Reinsurance Agreement, dated as of December 31, 2002, by and between the Operating Company and XL Life Ltd (Exhibit 2.12 to the Company’s Form 8-K filed on January 16, 2003).

*2.13	Reinsurance Termination Agreement, dated as of December 31, 2002, by and between the Operating Company and Viva Reassurance, Ltd. (Exhibit 2.13 to the Company’s Form 8-K filed on January 16, 2003).

*2.14	Termination Agreement, dated as of February 14, 2003, by and between the Operating Company and The Ohio National Life Insurance Company (Exhibit 2.1 to the Company’s Form 8-K filed on March 3, 2003).

*3.1	Memorandum of Association, as amended, of the Company (Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-43301, declared effective on April 8, 1998 (the “Registration Statement”)).

*3.2	Bye-Laws, as amended, of the Company (Exhibit 3.1 to the Company’s Form 10-Q filed on May 15, 2002).

*4.1	Form of Amended and Restated Class A Warrant (Exhibit 4.2 to the Registration Statement).

*4.2	Form of Class B Warrant (Exhibit 4.3 to the Registration Statement).

*4.3	Form of Warrant issued to Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company (Exhibit 4 to the Company’s Form 10-Q filed on August 14, 2003).

*4.4	Annuity and Life Re (Holdings), Ltd. Common Stock Purchase Warrant, issued to Connecticut General Life Insurance Company, dated as of September 30, 2004 (Exhibit 99.2 to the Company’s Form 8-K filed on October 28, 2004).

*†10.1	Amended and Restated Employment Agreement, dated as of July 28, 2003, by and between the Company, the Operating Company and John F. Burke (Exhibit 10.1 to the Company’s Form 10-Q filed on August 14, 2003).

*†10.2	Employment Agreement, dated as of February 18, 2004, by and between the Company, the Operating Company and John W. Lockwood (Exhibit 10.1 to the Company’s Form 10-Q filed on May 17, 2004)

*†10.3	Employment Agreement, dated as of January 2, 2002, among the Company, the Operating Company and William H. Mawdsley, III (Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2002).

*†10.4	Retention Agreement, dated as of September 4, 2002 (as revised December 19, 2002), between the Company and William H. Mawdsley, III (Exhibit 10.18 to the Company’s Form 10-K filed on April 16, 2003).

*†10.5	Employment Agreement, dated as of June 10, 2003, among the Company, the Operating Company and Robert Reale (Exhibit 10.2 to the Company’s Form 10-Q filed on August 14, 2003).

*†10.6	Amendment No. 1, dated as of February 1, 1998, to Employment Agreement, dated as of January 8, 1998, among Robert J. Reale, the Company and the Operating Company (Exhibit 10.9 to the Registration Statement).

*†10.7	Initial Stock Option Plan, as amended and restated effective April 29, 1999 (Exhibit 4 to the Company’s Form 10-Q filed on May 10, 1999).

*†10.8	Amendment to Amended and Restated Initial Stock Option Plan. (Exhibit 10.1 to the Company’s Form 10-Q filed on August 5, 2004).

*†10.9	Annuity and Life Re (Holdings), Ltd. Restricted Stock Plan (Exhibit 10.2 to the Company’s Form 10-Q filed on May 15, 2002).

*†10.10	Annuity and Life Re (Holdings), Ltd. Directors Deferred Compensation Plan (Exhibit 10.3 to the Company’s Form 10-Q filed on May 15, 2002).

*10.11	Form of Securities Purchase Agreement entered into between The Prudential Insurance Company of America and the Company, EXEL Limited and the Company, Risk Capital Reinsurance Company and the Company, Insurance Partners, L.P. and the Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.12 to the Registration Statement).

*10.12	Form of Registration Rights Agreement entered into between The Prudential Insurance Company of America and the Company, EXEL Limited and the Company, Risk Capital Reinsurance Company and the Company, Insurance Partners, L.P. and the Company and Insurance Partners Offshore (Bermuda), L.P. and the Company (Exhibit 10.13 to the Registration Statement).

*10.13	Registration Rights Agreement, dated as of January 9, 1998, between the Company and the holders of the Class A Warrants (Exhibit 10.5 to the Registration Statement).

*10.14	Letter Agreement, dated as of May 1, 2000, among Risk Capital Reinsurance Company, the Company and XL Capital Ltd (Exhibit 10.13 to the Company’s Form 10-K filed on March 15, 2001).

*10.15	Letter Agreement, dated as of March 19, 1998, among Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P. and the Company, which has been assigned to Overseas Partners, Ltd. (Exhibit 10.18 to the Registration Statement).

*10.16	Letter of Intent with XL Life Ltd, dated February 28, 2002, providing catastrophe excess of loss cover (Exhibit 10.4 to the Company’s Form 10-Q filed on May 15, 2002).

*10.17	Letter of Intent with XL Life Ltd, dated as of February 28, 2002, providing $10,000,000 of excess of loss protection for Transamerica Occidental Life LMIG exposure (Exhibit 10.20 to the Company’s Form 10-K filed on March 28, 2002).

**10.18	Retrocession Agreement, dated as of March 27, 2001, between the Company and XL Re Ltd.

(Exhibit 10.45 to the Company’s Form 10-K filed on April 16, 2003).

**10.19	Retrocession Agreement, dated as of December 13, 2000, between the Company and XL Mid Ocean Reinsurance Ltd. (Exhibit 10.46 to the Company’s Form 10-K filed on April 16, 2003).

*10.20	Letter of Intent with XL Mid Ocean Reinsurance Ltd, dated as of April 13, 2000. (Exhibit 10.47 to the Company’s Form 10-K filed on April 16, 2003).

*10.21	Recapture Agreement and General Release of Guaranteed Minimum Death Benefit Reinsurance Agreements, dated as of June 30, 2003, among Hartford Life and Annuity Insurance Company, Hartford Life Insurance Company and the Operating Company (Exhibit 10.3 to the Company’s Form 10-Q filed on August 14, 2003).

*10.22	Settlement and Commutation Agreement, dated as of November 4, 2003, by and among XL Life Ltd, XL Re Ltd (formerly known as XL MidOcean Reinsurance Ltd), the Operating Company and the Company (Exhibit 10.3 to the Company’s Form 10-Q filed on November 14, 2003).

*10.23	Commutation and Release Agreement, by and between Annuity & Life Reassurance, Ltd. and Connecticut General Life Insurance Company, dated October 26, 2004 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed on October 28, 2004).

10.24	Letter of Intent by and between Annuity and Life Reassurance, Ltd. and Transamerica Occidental Life Insurance Company, dated as of December 31, 2004.

*10.25	Master Agreement by and between Annuity and Life Reassurance, Ltd. and Transamerica Occidental Life Insurance Company, dated as of January 31, 2005 (Exhibit 10.1 to the Company’s Form 8-K filed on February 4, 2005).

*10.26	Amendment by and between Transamerica Occidental Life Insurance Company and Annuity and Life Reassurance, Ltd., effective December 1, 2004 (Exhibit 10.2 to the Company’s Form 8-K filed on February 4, 2005).

*21.1	Subsidiaries of the Company (Exhibit 21.1 to the Company’s Form 10-K filed on March 15, 2001).

23.1	Consent of Marcum & Kliegman LLP (Independent Accountants)
23.2	Consent of KPMG (Independent Accountants)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.

*	Previously filed with the Commission and incorporated herein by reference.

**	Previously filed with the Commission and incorporated herein by reference. Material in this document was omitted pursuant to a confidential treatment request. The omitted material was filed separately with the Commission.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.