Form 10-Q
period 2005-03-31
ANNUITY & LIFE RE (HOLDINGS), LTD.
filed 2005-05-10
CIK 1051628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-16561

ANNUITY AND LIFE RE (HOLDINGS), LTD.

(Exact Name of Registrant as Specified in Its Charter)

Bermuda	66-0619270
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

Cumberland House, 1 Victoria Street, Hamilton, Bermuda	HM11
(Address of Principal Executive Offices)	(Zip Code)

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

     The number of the registrant’s Common Shares (par value $1.00 per share) outstanding as of May 5, 2005 was 26,316,861.

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and cash equivalents	$36,497,436	$56,394,484
Fixed income investments at fair value (amortized cost of $63,976,362 and $80,767,893 at March 31, 2005 and December 31, 2004, respectively)	63,855,193	82,034,410
Funds withheld at interest	55,902,525	56,415,386
Accrued investment income	840,696	1,155,762
Receivable for reinsurance ceded	79,524,877	82,433,270
Other reinsurance receivables	4,122,913	4,306,931
Deferred policy acquisition costs	5,926,854	6,084,488
Other assets	363,674	580,625

Total Assets	$247,034,168	$289,405,356

Liabilities
Reserves for future policy benefits	$109,115,788	$109,860,843
Interest sensitive contracts liability	56,574,414	57,754,009
Other reinsurance liabilities	14,589,434	49,186,297
Accounts payable and accrued expenses	2,096,101	6,186,995

Total Liabilities	182,375,737	222,988,144

Stockholders’ Equity
Preferred shares (par value $1.00; 50,000,000 shares authorized; no shares outstanding)	—	—
Common shares (par value $1.00; 100,000,000 shares authorized; 26,338,528 shares outstanding at March 31, 2005 and December 31, 2004)	26,338,528	26,338,528
Additional paid-in capital	333,807,041	333,810,766
Stock warrants	1,350,000	1,350,000
Unamortized stock based compensation	(346,600)	(490,415)
Accumulated other comprehensive income	(113,947)	1,016,260
Accumulated deficit	(296,376,591)	(295,607,927)

Total Stockholders’ Equity	64,658,431	66,417,212

Total Liabilities and Stockholders’ Equity	$247,034,168	$289,405,356

See accompanying notes to unaudited condensed consolidated financial statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in U.S. dollars)

	For the Three Months Ended March 31,
	2005	2004
Revenues
Net premiums	$5,488,266	$14,310,641
Investment income, net of related expenses	1,666,008	9,250,735
Net realized investment gains	401,150	678,925
Net change in fair value of embedded derivatives	487,145	607,388
Surrender fees and other revenues	30,636	1,074,932

Total Revenues	8,073,205	25,922,621

Benefits and Expenses
Claim and policy benefits	4,602,443	10,244,658
Interest credited to interest sensitive products	369,178	3,529,250
Policy acquisition costs and other insurance expenses	1,356,238	8,180,997
Operating expenses	2,514,011	2,767,362

Total Benefits and Expenses	8,841,870	24,722,267

(Loss) income before cumulative effect of a change in accounting principle (Note 5)	(768,665)	1,200,354

Cumulative effect of a change in accounting principle	—	(365,960)

Net (Loss) Income	$(768,665)	$834,394

(Loss) income per common share before cumulative effect of a change in accounting principle per common share
Basic	$(0.03)	$0.04
Diluted	$(0.03)	$0.04

Cumulative effect of a change in accounting principle per common share
Basic	$—	$(0.01)
Diluted	$—	$(0.01)

Net (loss) income per common share
Basic	$(0.03)	$0.03
Diluted	$(0.03)	$0.03

See accompanying notes to unaudited condensed consolidated financial statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited and in U.S. dollars)

	For the Three Months Ended March 31,
	2005	2004
Net (loss) income for the period	$(768,665)	$834,394

Other comprehensive (loss) income:
Unrealized holding (losses) gains on securities arising during the period	(729,057)	1,388,631
Less reclassification adjustment for realized gains in net (loss) income	401,150	678,925

Other comprehensive (loss) income	(1,130,207)	709,706

Total Comprehensive (Loss) Income	$(1,898,872)	$1,544,100

See accompanying notes to unaudited condensed consolidated financial statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and in U.S. dollars)

	For the Three Months Ended March 31,
	2005	2004
Preferred shares par value $1.00
Balance at beginning and end of period	$—	$—

Common shares par value $1.00
Balance at beginning of period	$26,338,528	$26,454,195
Issuance of shares	—	—

Balance at end of period	26,338,528	26,454,195

Additional paid-in capital
Balance at beginning of period	$333,810,766	$334,418,029
Cancellation of stock based compensation	(3,725)	—

Balance at end of period	333,807,041	334,418,029

Stock Warrants
Balance at beginning of period	$1,350,000	$1,250,000
Issuance of warrants	—	—

Balance at end of period	1,350,000	1,250,000

Unamortized stock based compensation
Balance at beginning of period	$(490,415)	$(1,509,022)
Cancellation of stock based compensation	3,725	—
Amortization of stock based compensation	140,090	218,178

Balance at end of period	(346,600)	(1,290,844)

Accumulated other comprehensive income
Balance at beginning of period	$1,016,260	$1,840,849
Net unrealized (losses) gains on fixed income investments	(1,130,207)	709,706

Balance at end of period	(113,947)	2,550,555

Accumulated Deficit
Balance at beginning of period	$(295,607,926)	$(227,281,472)
Net (loss) income	(768,665)	834,394

Balance at end of period	(296,376,591)	(226,447,078)

Total Stockholders’ Equity	$64,658,431	$136,934,857

See accompanying notes to unaudited condensed consolidated financial statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in U.S. dollars)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net (loss) income	$(768,665)	$834,394
Adjustments to reconcile net (loss) income to cash used from operating activities:
Net realized investment gains	(401,150)	(678,925)
Net change in fair value of embedded derivatives	(487,145)	(607,388)
Amortization of premiums on fixed-income investments	289,749	246,249
Amortization of stock based compensation	140,090	218,178
Cumulative effect of a change in accounting principle	—	365,960
Changes in:
Accrued investment income	315,066	547,432
Deferred policy acquisition costs	157,634	4,113,973
Other reinsurance receivables	3,092,411	(123,311)
Other assets	216,951	(959,861)
Reserves for future policy benefits	(745,055)	1,829,067
Interest sensitive contracts, net of funds withheld	(179,589)	(7,891,062)
Other reinsurance liabilities	(34,596,863)	(32,656,031)
Accounts payable and accrued expenses	(4,090,894)	(2,108,228)

Net cash used by operating activities	(37,057,460)	(36,869,555)

Cash flows from investing activities
Proceeds from sales and maturity of fixed-income investments	$17,160,412	$33,739,268

Purchase of fixed-income investments	—	(450,000)

Net cash provided by investing activities	17,160,412	33,289,268

Decrease in cash and cash equivalents	(19,897,048)	(3,580,287)

Cash and cash equivalents, beginning of period	56,394,484	80,068,310

Cash and cash equivalents, end of period	$36,497,436	$76,488,023

Non-Cash disclosures: amounts recorded in connection with the cumulative effect of a change in accounting principle

Deferred policy acquisition costs	$—	$(36,154,010)

Reserves for future policy benefits	—	(1,878,760)

Interest sensitive contracts, net of funds withheld	—	38,398,730

Cumulative effect of a change in accounting principle	$—	$365,960

See accompanying notes to unaudited condensed consolidated financial statements

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

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended December 31, 2004. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in Note 4 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements. The results of operations for the quarterly period ended March 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full year.

2. Significant Events

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

     Pursuant to the letter of intent with Transamerica, on January 31, 2005, the Company executed definitive documents and novated its life reinsurance agreements with Scottish Re and F&G to Transamerica as of December 31, 2004. In consideration of the life reinsurance agreement novations, the Company paid Transamerica $18.5 million. Also, on January 31, 2005, the Company executed an amendment to its annuity reinsurance agreement with Transamerica which terminated the agreement and resulted in Transamerica recapturing all business ceded under the agreement effective as of December 1, 2004. In consideration of the annuity recapture, the Company paid a $14.0 million premium to terminate and recapture the agreement and approximately $7.1 million for monthly settlement amounts owed under the annuity reinsurance agreement through November 30, 2004.

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

     The termination, recapture and novation transactions consummated by the Company effective in 2004 had a material impact on the Company’s results of operations. The following unaudited table shows summarized results of operations assuming that all of the termination, recapture and novation transactions occurred on January 1, 2004.

Annuity and Life Re (Holdings), Ltd.
Pro Forma Condensed Consolidated Statement of Operation for the Three Months Ended March 31, 2004
(Unaudited and in U.S. Dollars)

Pro Forma March 31, 2004

Total Revenues	$8,460,053
Total Benefits and Expenses	8,395,952

Income before cumulative effect of a change in accounting principle	$64,101
Cumulative effect of a change in accounting principle	—

Net income	$64,101

Income per common share before cumulative effect of a change in accounting principle per common share:
Basic	$0.00
Diluted	$0.00
Cumulative effect of a change in accounting principle per common share:
Basic	$0.00
Diluted	$0.00
Net income per common share:
Basic	$0.00
Diluted	$0.00

3. (Loss) Income per Common Share

     The following table sets forth the computation of basic and diluted (loss) income per common share for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004

(Loss) income before cumulative effect of a change in accounting principle	$(768,665)	$1,200,354
Cumulative effect of a change in accounting principle (Note 5)	—	(365,960)

Net (loss) income	$(768,665)	$834,394

Basic:
Weighted average number of common shares outstanding	26,014,845	25,786,161
(Loss) income per common share before cumulative effect of a change in accounting principle	$(0.03)	$0.04
Cumulative effect of a change in accounting principle per common share	—	(0.01)

Net (loss) income per common share	$(0.03)	$0.03

Diluted:
Weighted average number of common shares outstanding	26,014,845	25,786,161
Plus: incremental shares from assumed exercise of options and warrants and vesting of restricted stock outstanding	—	340,290

Diluted weighted average number of common shares outstanding	26,014,845	26,126,451
(Loss) income per common share before cumulative effect of a change in accounting principle	$(0.03)	$0.04
Cumulative effect of a change in accounting principle per common share	$—	$(0.01)

Net (loss) income per common share	$(0.03)	$0.03

     At March 31, 2005, 5,689,713 warrants, 650,702 options, and 270,000 shares of unvested restricted stock were outstanding. The calculation of the diluted loss per common share for the three months ended March 31, 2005 does not include the incremental number of shares from the assumed exercise of options and warrants, or the vesting of unvested restricted stock grants because the inclusion of these potential common shares would be considered antidilutive.

     For the three months ended March 31, 2004, the incremental number of shares of 340,290 from the assumed exercise of options and warrants, and vesting of restricted stock grants outstanding does not include 4,516,248 warrants, 883,800 options, and 415,781 shares of restricted stock outstanding at March 31, 2004 because the inclusion of these potential common shares would be considered antidilutive.

     The following tables set forth the pro forma computation of basic and diluted income per share after accounting for stock option grants made prior to the Company’s January 1, 2003 adoption of the prospective method described in Statement of Financial Accounting Standards (“SFAS”) No. 148 for the three month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Net (loss) income — as reported	$(768,665)	$834,394
Stock option expense recognized	44,958	20,833
Pro forma effect on net income of applying fair value accounting to all stock option grants	(97,987)	(232,687)

Net (loss) income — pro forma	$(821,694)	$622,540

Net (loss) income per common share — as reported:
Basic	$(0.03)	$0.03
Diluted	$(0.03)	$0.03
Net (loss) income per common share - pro forma:
Basic	$(0.03)	$0.02
Diluted	$(0.03)	$0.02

     The stock-based compensation expense, including restricted common stock issued to employees, for the three months ended March 31, 2005 and 2004 was $140,090 and $218,178, respectively.

4. Business Segments

     The Company separately tracks financial results of its life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in all products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk, including those products that provide minimum guarantees on variable annuity products. In addition, certain of the Company’s modified coinsurance annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under SFAS No. 133 — Accounting for Derivative Instruments and Hedging Activities. The change in fair value of these embedded derivatives are included in the annuity segment.

     Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in the Company’s portfolio and investment income on undeployed invested assets. Operating expenses are generally allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to each segment. Costs associated with the Company’s efforts to raise capital and pursue other strategic alternatives and the cost of settling the purported shareholder class action lawsuit have been allocated to the corporate segment.

Three Months Ended	Life	Annuity
March 31, 2005	Reinsurance	Reinsurance	Corporate	Consolidated
Revenues	$5,967,919	$1,193,808	$$911,478	$8,073,205
Benefits and Expenses.	5,788,237	756,650	2,296,983	8,841,870

Segment Income (Loss).	$179,682	$437,158	$(1,385,505)	$(768,665)

Total Assets	$128,305,222	$58,374,414	$60,354,532	$247,034,168

Three Months Ended	Life	Annuity
March 31, 2004	Reinsurance	Reinsurance	Corporate	Consolidated
Revenues	$14,615,501	$9,920,074	$1,387,046	$25,922,621
Benefits and Expenses	14,440,921	8,586,461	1,694,885	24,722,267

Segment Income (Loss) before cumulative effect of a change in accounting principle.	$174,580	$1,333,613	$(307,839)	$1,200,354

Cumulative effect of a change in accounting principle.	$—	$(365,960)	$—	$(365,960)

Segment Income (Loss)	$174,580	$967,653	$(307,839)	$834,394

Total Assets	$216,526,757	$702,159,200	$84,886,361	$1,003,572,318

5. Accounting Standards

     Emerging Issues Task Force

     The Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” in late 2003. It contains two aspects that impact the Company. First, it provides details regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These disclosures were effective in annual financial statements for fiscal years ended after December 15, 2003. Second, it provides additional guidance for evaluating whether an investment is other-than-temporarily impaired. This guidance was scheduled to be effective for reporting periods beginning after June 30, 2004. However, the FASB has since determined that a delay in the effective date of these provisions was necessary until it can issue additional guidance on the application of EITF Issue No. 03-1. The Company will assess whether this guidance will have a material impact on the Company’s results of operations or financial condition once it is released.

     AICPA Statement of Position (SOP) 03-1

     In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountant’s (“AICPA”) issued Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts”. The SOP is effective for financial statements for fiscal years beginning after December 15, 2003 and provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. The SOP changed the manner in which life insurance companies account for certain types of insurance and reinsurance contracts. On January 1, 2004, the Company adopted this new accounting standard. At that time, the Company had a combined GMDB/GMIB agreement with Connecticut General Life Insurance Company (“CIGNA”) and an annuity reinsurance agreement with Transamerica that were both affected by the adoption of the new SOP. The cumulative effect of the change in accounting principle was a net loss of $365,960 for the three months ended March 31, 2004. The Company no longer has any reinsurance agreements that are affected by the SOP.

     Share-Based Payments

     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Because the Company applies fair value accounting to all employee stock options granted or modified subsequent to December 31, 2002, the impact of this statement will be to record compensation expense utilizing fair value accounting for awards vesting on or after July 1, 2005 that were granted on or before December 31, 2002. The pro forma table in Note 3 illustrates the impact of SFAS No. 123 on the Company’s unaudited condensed consolidated statement of operations; SFAS No. 123R will have no impact on the Company’s financial position and results of operations.

6. Related Party Transactions

XL Capital Ltd

     Michael P. Esposito, Jr., a director of the Company, currently serves as the non-executive Chairman of the Board of XL Capital Ltd (“XL Capital”). Robert M. Lichten, a director of the Company, serves as a director of a United States-based subsidiary of XL Capital. XL Capital is a major stockholder of the Company.

7. Restricted Stock

     In 2002, the Board of Directors adopted a Restricted Stock Plan (the “Plan”) under which it may grant common shares to key employees. The aggregate number of common shares that may be granted under the Plan is 1,200,000, and the Compensation Committee of the Board of Directors administers the Plan. Since the inception of the Plan, the Company has issued 976,000 shares of restricted stock. As a result of certain employees terminating their employment with the Company, 227,133 shares of restricted stock were cancelled in 2003 and 115,667 shares of restricted stock were cancelled in 2004. Also, 47,500 shares of restricted stock vested in 2003 and 2004 prior to certain employees terminating their employment with the Company. The following table summarizes the vesting schedule for the shares of restricted stock issued to current employees and outstanding as of March 31, 2005:

	Employee Shares
	Outstanding at	Shares Vested at	Shares Vesting in	Shares Vesting in
Grant Date	March 31, 2005	March 31, 2005	2005	2006
February 13, 2002	40,700	40,700	—	—
September 30, 2002	80,000	53,333	26,667	—
February 28, 2003	200,000	133,333	—	66,667
June 25, 2003	265,000	88,333	88,333	88,334

Total	585,700	315,699	115,000	155,001

     The fair value as determined at the date of grant of the restricted stock awards that were outstanding on March 31, 2005 was approximately $1,514,000 and is reflected in the Company’s balance sheet as common shares and additional paid-in-capital. The fair value of the outstanding restricted stock is being amortized on a straight-line basis over the three-year vesting period. Based on the vesting of the restricted stock, approximately $95,000 and $197,000 was expensed in the three months ended March 31, 2005 and 2004, respectively. The unamortized balance of outstanding restricted stock is reflected in the balance sheet as a component of unamortized stock-based compensation and was $238,500 at March 31, 2005 and approximately $1,072,000 at March 31, 2004.

8. Vulnerability Due to Concentrations

     As a result of the life reinsurance agreements that were novated to Transamerica as of December 31, 2004, certain of the Company’s remaining agreements, which previously did not represent a significant percentage of the Company’s business, have become more prominent. The Company’s three largest life reinsurance agreements, as measured by gross premiums, are now with National States Insurance Company (“National States”), John Hancock Life Insurance Company (“John Hancock”) and Omega Reinsurance Corporation (“Omega”). For the three months ended March 31, 2005, the Company recorded a loss of approximately $0.9 million related to its life reinsurance agreement with National States. Premiums associated with this agreement for the three months ended March 31, 2005 were approximately $2.6 million. For the three months ended March 31, 2005, the Company recorded gross profits of approximately $0.6 million related to its life reinsurance agreement with John Hancock. Premiums associated with this agreement for the three months ended March 31, 2005 were approximately $0.6 million. For the three months ended March 31, 2005, the Company recorded gross profits of approximately $0.4 million related to its life reinsurance agreement with Omega. Premiums associated with this agreement for the three months ended March 31, 2005 were approximately $0.5 million.

     The Company has a significant deferred annuity reinsurance agreement with Lafayette Life Insurance Company (“Lafayette”). Due to the size of this agreement, there is a material concentration of net investment income, interest credited to interest sensitive products, funds withheld at interest, deferred policy acquisition costs and interest sensitive contract liabilities. Approximately $50.7 million, or 91%, of the Company’s funds withheld at interest receivable, approximately $56.6 million, or 100%, of the Company’s interest sensitive contracts liability, and approximately $3.1 million, or 52%, of the deferred acquisition costs on the Company’s unaudited condensed consolidated balance sheet was related to its reinsurance agreement with Lafayette as of March 31, 2005.

     Since June 1, 2000, 100% of Annuity and Life Reassurance America’s life and annuity policies that were in force prior to the Company’s acquisition of Capitol Bankers Life Insurance Company were reinsured with Reassure America Life Insurance Company (“Reassure”). Following the acquisition, the policies continue to be 100% reinsured with Reassure; however, Annuity and Life Reassurance America remains the primary carrier. Reassure is required to indemnify Annuity and Life Reassurance America for any losses associated with these policies. However, Annuity and Life Reassurance America is not discharged from its primary liability as the direct insurer of the risks reinsured should Reassure default on its obligations. Reserves ceded under this reinsurance agreement amounted to approximately $79.4 million and $82.2 million at March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005, Reassure is rated A+ (g) (superior) by A.M. Best.

9. Contingencies

     As described in Note 2, the Company and Transamerica entered into a Master Agreement to novate the Company’s reinsurance contracts with F&G and Scottish Re to Transamerica effective December 31, 2004. In accordance with the terms of the Master Agreement, the Company and Transamerica have been in discussions regarding possible adjustments to the policy benefit reserves transferred to Transamerica as part of the F&G novation. On March 30, 2005, the Company received a demand letter from Transamerica stating that $7,000,000 was owed to Transamerica as an adjustment to the F&G policy benefit reserves. If the Company and Transamerica are unable to resolve this issue through continued discussions, the Company would seek adjudication of the dispute in accordance with the provisions of the Master Agreement. While there can be no assurances, the Company believes that Transamerica is not entitled to this $7,000,000.

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

     Pursuant to an engagement letter dated January 19, 2004, as amended (the “Engagement Letter”), the Company engaged UBS Securities LLC (“UBS”) to serve as its financial advisor and capital markets advisor in connection with identifying strategic alternatives available to the Company. The Engagement

Letter provides that if, during the term of the Engagement Letter, the Company closes an equity investment, the Company is obligated to pay UBS a minimum transaction fee of $1,000,000. If the Company closes a sale transaction during the term of the Engagement Letter, the Company is obligated to pay UBS a minimum transaction fee of either $1,500,000 or $2,000,000, depending on whether the other party to that transaction is one identified in the Engagement Letter. In any case, the transaction fee payable to UBS may increase as the transaction value increases. Any transaction fee payable to UBS under the Engagement Letter will be offset by certain fees paid by the Company to UBS prior to the closing of the equity investment or sale transaction. At March 31, 2005, such fees totaled $270,000. The Company is also obligated to pay a transaction fee to UBS if, during the one year period following the expiration or termination of the Engagement Letter, the Company either consummates or enters into an agreement that results in an equity investment or sale transaction with any party identified to the Company by UBS as part of their engagement or with which the Company had discussions during the term of the Engagement Letter.

     On April 15, 2005, the Company and its wholly owned subsidiary Annuity and Life Reassurance, Ltd were served with a Writ of Summons from the Bermuda Supreme Court, whereby Rodney Cordle, a former employee of the Company, alleges that the Company and its subsidiary failed to pay a monthly housing allowance to him in accordance with the terms of his employment agreement. Mr. Cordle is seeking $287,403 plus damages, interest and costs. The Company and its subsidiary have engaged attorneys to defend the litigation and cannot predict the outcome of this case at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     Annuity and Life Re (Holdings), Ltd. was incorporated on December 2, 1997 under the laws of Bermuda. We provide annuity and life reinsurance to select insurers and reinsurers through our wholly-owned subsidiaries: Annuity and Life Reassurance, Ltd., which is licensed under the insurance laws of Bermuda as a long term insurer; and Annuity and Life Re America, Inc., an insurance holding company based in the United States, and its subsidiary, Annuity and Life Reassurance America, Inc., a life insurance company authorized to conduct business in over 40 states of the United States and the District of Columbia. We acquired Annuity and Life Reassurance America on June 1, 2000. For more information regarding the business and operations of our company and its subsidiaries, please see our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     On December 31, 2004, we entered into a binding letter of intent with Transamerica Occidental Life Insurance Company (“Transamerica”) that provided for the novation of our life reinsurance agreements with Scottish Re Limited (“Scottish Re”) and with Fidelity and Guaranty Life Insurance Company (“F&G”) to Transamerica as of December 31, 2004. The letter of intent also provided that, upon consummation of the novation of the life reinsurance agreements, Transamerica would terminate its annuity reinsurance agreement with us and recapture all business ceded under the agreement effective as of December 1, 2004. Our annuity reinsurance agreement with Transamerica has generated substantial losses since 2001 and has required us to make significant cash payments to Transamerica. Terminating or restructuring this agreement had been a key strategic objective, as well as a critical step to pursuing any strategic alternatives.

     Pursuant to our letter of intent with Transamerica, on January 31, 2005, we executed definitive documents and novated our life reinsurance agreements with Scottish Re and F&G to Transamerica as of December 31, 2004. In consideration of these novations, we paid Transamerica $18.5 million, representing a transfer of reserves related to the life reinsurance agreements that were novated. Also on January 31, 2005, we executed an amendment to our annuity reinsurance agreement with Transamerica pursuant to which our agreement with Transamerica was terminated, and Transamerica recaptured all business ceded under the agreement effective as of December 1, 2004. In consideration of the recapture, we paid Transamerica all amounts owed under the annuity reinsurance agreement through November 30, 2004, which was approximately $7.1 million, along with a termination premium of $14.0 million.

     In connection with the novations of the life reinsurance agreements, approximately $28.9 million of collateral held in a trust established with respect to our life reinsurance agreement with Scottish Re was transferred to Transamerica. In addition, $23.8 million of the letters of credit we posted on behalf of our life reinsurance agreement with F&G were cancelled and the collateral securing those letters of credit was released to us. Approximately $39.6 million was paid to Transamerica in connection with the novation and recapture transactions from this collateral, including $18.5 million as consideration for the novations, a $14.0 termination premium and approximately $7.1 million for amounts due to Transamerica on December 1, 2004. Following those payments, approximately $13.1 million of cash and securities previously posted as collateral was released to us. On March 30, 2005, we received a demand letter from Transamerica stating that $7.0 million was owed to Transamerica as an adjustment to the F&G policy benefit reserves. If we and Transamerica are unable to resolve this issue through continued discussions, we would seek adjudication of the dispute in accordance with the provisions of the Master Agreement. While there can be no assurances, we believe that Transamerica is not entitled to this $7.0 million.

     Our remaining life reinsurance agreements are the reinsurance of ordinary life insurance, primarily for mortality risk. Profitability of our life reinsurance line depends in large part on the volume and amount of death claims incurred. While death claims are reasonably predictable over a long time horizon, they are less predictable over shorter periods and are subject to fluctuation from quarter to quarter and year to year, particularly given the relatively small size of our in force business as a result of recaptures and terminations in previous periods. Significant fluctuations from period to period could adversely affect the results of our operations. Similarly, claims experience that exceeds what we anticipated at the time we enter into reinsurance agreements can also adversely affect the results of our operations, as occurred in 2003 and 2002. At March 31, 2005 and December 31, 2004, the total face amount of our life insurance in force was approximately $2.3 billion.

     Our remaining annuity reinsurance agreement reinsures general account fixed deferred annuities. Profitability of this agreement is primarily dependent on earning a spread between the interest rate earned on the assets under management and the interest rate credited to the policyholder. This agreement is market and interest rate sensitive. Fluctuations in the general level of interest rates and fixed income markets from period to period may cause fluctuations in the profitability of this agreement. At March 31, 2005 and December 31, 2004, our liability for annuity reinsurance agreements amounted to approximately $56.6 million and $57.8 million, respectively.

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

Critical Accounting Policies

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require our management to make estimates and assumptions that affect the amounts of our assets, liabilities, stockholders’ equity and results of operations. We believe that the following critical accounting policies, as well as those set forth in our Form 10-K for the year ended December 31, 2004, detail the more significant estimates and assumptions used in the preparation of our unaudited condensed consolidated financial statements.

     Deferred Policy Acquisition Costs. The costs of acquiring new business, principally allowances, which vary with and are primarily related to the production of new business, are deferred. For traditional life and annuity policies with life contingencies, deferred policy acquisition costs are charged to expense using assumptions consistent with those used in computing policy reserves. Assumptions as to anticipated premiums are estimated at the date of the policy issuance, or the effective date of the most recent premium rate increase, and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in results of operations in the period such deviations occur. For these contracts, the amortization periods are generally the estimated life of the policies. We terminated or recaptured several of our reinsurance agreements during 2003 and 2004, which caused us to incur significant deferred acquisition cost write-downs. For example, we completed the termination and recapture of our annuity reinsurance agreement with Transamerica effective as of December 1, 2004, which resulted in a write off of deferred acquisition costs of approximately $63,100,000 in 2004. We will consider other transactions that are economically beneficial to us, which may require write downs of deferred acquisition costs.

     In preparing our financial statements, we make assumptions about our proportionate share of future investment income that will be earned from the investment of premiums received from underlying policyholders by our ceding companies and about future rates of lapse of policies underlying our annuity reinsurance agreements. These assumptions have a direct impact on our estimated expected gross profits on our annuity reinsurance agreements and, therefore, on the recoverability of the deferred acquisition costs carried on our balance sheet for these agreements. While these estimates are based upon historical results and information provided to us by our ceding companies, actual results could differ (and, in the past, have differed) materially from our estimates for a variety of reasons, including the failure of our ceding companies to report timely information regarding material developments under our reinsurance agreements. Such differences could be material to our future results. If our assumptions for investment returns prove to be inaccurate, or if lapse rates exceed our assumptions, we may be required to record additional charges, which would adversely impact our results of operations.

     Consistent with our accounting policies, we review the key assumptions used in determining the carrying value of our deferred acquisition cost associated with our annuity reinsurance agreement each quarter. A change in these assumptions could result in additional charges that would adversely impact future results of operations. If our assumptions for total returns prove to be inaccurate, or if lapse rates exceed our assumptions, we may be required to record additional write downs of deferred acquisition costs, which would adversely impact future results of operations. For example, assuming no change in lapse assumptions, the net impact of a 100 basis point decrease in our total return assumptions in all future years would have required an additional write down of deferred acquisition costs of approximately $1,600,000 as of March 31, 2005.

     Embedded Derivatives. We have concluded that there is an embedded derivative within the Funds withheld at interest receivable related to our annuity reinsurance agreement with Lafayette Life Insurance Company (“Lafayette”) that requires bifurcation and separate accounting under Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities. This embedded derivative is similar to a total return swap arrangement on the underlying assets held by Lafayette. The fair value of the embedded derivative is classified as part of our Funds withheld asset on our balance sheet. We have developed a cash flow model with the assistance of outside advisors to arrive at an estimate of the fair value of this total return swap that uses various assumptions regarding future cash flows under the agreement. The fair value of the embedded derivative is influenced by changes in credit risk, changes in expected future cash flows under the agreement and interest rates. The change in fair value of the embedded derivative is recorded in our statement of operations as Net change in fair value of embedded derivatives.

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

     Recognition of Revenues and Expenses. Reinsurance premium revenues from life products with mortality risk are recognized when due from the policyholders. Premiums from universal life and investment-type contracts are recorded on our balance sheet as interest sensitive contracts liability. Revenues from these investment-type contracts consist of income earned on the assets and amounts assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Items that are charged to expense represent interest credited to policyholder accounts and other benefits in excess of related policyholders’ account balances, including lifetime minimum interest guarantee payments. We make estimates at the end of each reporting period regarding premiums and benefits for ceding companies who do not report such information in a timely manner. These estimates can have a significant effect on the amounts we report in our financial statements.

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

     Our obligations arising from our fixed annuity reinsurance agreements came from our agreement with Lafayette and, in 2004, our agreement with Transamerica. Our obligations for these fixed annuity agreements were reflected on our balance sheet as “interest sensitive contracts liability.” On December 31, 2004, we entered into a binding letter of intent with Transamerica which provided that it would terminate its annuity reinsurance agreement with us and recapture all business ceded under the agreement effective as of December 1, 2004. Pursuant to this letter of intent, on January 31, 2005, we executed definitive documents and completed the termination and recapture of our annuity reinsurance agreement with Transamerica.

     AICPA Statement of Position (SOP) 03-1. In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-1 (“SOP”), “Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts”, which provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. The SOP is effective for financial statements for fiscal years beginning after December 15, 2003. We adopted the SOP as of January 1, 2004. The impact of our adoption of the SOP is discussed below in “Operating Results” for the three months ended March 31, 2004.

     Stock-Based Compensation. On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 “Accounting for

Stock-Based Compensation” and supersedes APB opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We already record compensation expense for awards of stock options and restricted stock to employees based on the fair value of the awards, consequently this statement will not impact our results of operations or financial condition.

     If actual events differ significantly from the underlying estimates and assumptions used by us in the application of any of the aforementioned accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Operating Results

     Net (Loss) Income. For the three months ended March 31, 2005, we had a net loss of $(768,665), or $(0.03) per basic and fully diluted common share, as compared to net income, after the cumulative effect of a change in accounting principle, of $834,394, or $0.03 per basic and fully diluted common share, for the three months ended March 31, 2004. Our loss for the three months ended March 31, 2005 was the result of our operating expenses exceeding our net investment income as a result of the significantly reduced size of our remaining book of business. In addition, during the first quarter of 2005 we also experienced losses from three life reinsurance agreements that were partially offset with income from other agreements and favorable experience relative to our assumptions at December 31, 2004 on the Scottish Re and F&G life reinsurance agreements that were novated to Transamerica at December 31, 2004.

     Net Premiums. Net premium revenue for the three months ended March 31, 2005 decreased 62% to $5,488,266, as compared with $14,310,641 for the three months ended March 31, 2004. Substantially all premium revenue was derived from traditional ordinary life reinsurance agreements. The decline in premium revenue reflects the significant reduction of business in force resulting from the novations of our life reinsurance agreements with Scottish Re and F&G as of December 31, 2004. At March 31, 2005, the total face amount of life insurance in force decreased to approximately $2.3 billion, as compared with approximately $16.7 billion at March 31, 2004. Our largest life reinsurance agreement represented approximately $0.3 billion of life insurance in force at March 31, 2005 and $2.6 million of premium revenue for the three months ended March 31, 2005.

     Net Investment Income. Total net investment income for the three months ended March 31, 2005 was $1,666,008, as compared with $9,250,735 for the three months ended March 31, 2004. Net investment income is comprised of income earned on our general account assets and income earned on assets held and managed by our reinsurance ceding companies under modified coinsurance contracts, which we refer to as Funds withheld.

     Net investment income earned on our general account assets for the three months ended March 31, 2005 was approximately $987,000, as compared to approximately $1,555,000 for the three month period ended March 31, 2004. The average annualized yield rate earned on our general account assets for the three months ended March 31, 2005 was 3.31%, as compared with 3.46% for the three months ended March 31, 2004. Because the amount of our cash and invested assets has decreased significantly due to payments associated with the novation of certain life reinsurance agreements to Transamerica as of December 31, 2004, we expect our net investment income earned on our general account assets for 2005 to be substantially less than 2004.

     Net investment income earned on Funds withheld for the three months ended March 31, 2005 was approximately $679,000, as compared to approximately $7,696,000 for the three months ended March 31, 2004. The decrease in investment income on our Funds withheld was the result of our annuity reinsurance agreement with Transamerica being recaptured as of December 1, 2004. Approximately $7.0 million of net investment income earned on Funds withheld for the three months ended March 31, 2004 related to our annuity reinsurance agreement with Transamerica. The average annualized yield rate earned on Funds withheld was approximately 4.87% for the three months ended March 31, 2005, compared with 4.76% for the three months ended March 31, 2004. For purposes of calculating the average yield rates earned on our Funds withheld at interest, we include our share of the investment income and net realized capital gains and losses as reported to us through our settlements with our ceding companies.

     Net Realized Investment Gains. Net realized investment gains for the three months ended March 31, 2005 were $401,150, as compared with net realized investment gains of $678,925 for the three months ended March 31, 2004. The level of net realized investment gains for both periods reflected the transfer and sale of securities in our investment portfolio to ceding companies in connection with the termination and recapture of certain of our reinsurance agreements in the first quarter of 2005 and 2004. Although we have begun to move a greater portion of our invested assets into longer duration investments, we plan to continue to hold a relatively large portion of our assets in short duration investments until we conclude that interest rates are not going to rise further in the foreseeable future. However, we will adjust our investment strategy based on developments in the markets and our business and those adjustments may result in realized gains or losses being recognized. We make decisions concerning the sales of invested assets based on a variety of market, business and other factors.

     Net Change in Fair Value of Embedded Derivatives. Under SFAS No. 133, we have been required to bifurcate and separately account for the embedded derivatives contained in our annuity reinsurance agreement with Lafayette. Unrealized changes in the fair value of the embedded derivative are reflected in our results of operations. For the three months ended March 31, 2005, the net change in fair value of embedded derivatives was an unrealized gain of $487,145, as compared to an unrealized gain of $607,388 for the three months ended March 31, 2004.

     Surrender Fees and Other Revenue. Surrender fees and other revenue for the three months ended March 31, 2005 were $30,636, as compared with $1,074,932 for the three months ended March 31, 2004. For the three months ended March 31, 2005, this income was solely derived from surrender fees related to our fixed annuity agreement with Lafayette. Approximately $1.0 million of surrender fee revenue was generated on account of our annuity reinsurance agreement with Transamerica for the three months ended March 31, 2004. In light of the termination and recapture of our annuity reinsurance agreement with Transamerica, effective as of December 1, 2004, we do not expect to report significant surrender fee revenue in future periods.

     Claims and Policy Benefits. Claims and policy benefits include both life and variable annuity benefits, which, during the first quarter of 2004, included GMDB and GMIB. Claims and policy benefits for the three months ended March 31, 2005 were $4,602,443, or 84% of net premium, as compared with $10,244,658, or 72% of net premium, for the three months ended March 31, 2004. The absolute decline in claims and policy benefits compared to the same quarter in 2004 was the result of the significant reduction of life insurance in force from approximately $16.7 billion at March 31, 2004 to approximately $2.3 billion at March 31, 2005. This included the termination of our GMDB/GMIB agreement with CIGNA which was effective July 1, 2004 as well as the novation of our life reinsurance agreements with Scottish Re and F&G to Transamerica as of December 31, 2004. While the novations of these life reinsurance agreements will reduce claims and policy benefits throughout 2005, they may increase volatility in the level of claims and policy benefits as a percentage of premiums.

     Interest Credited to Interest Sensitive Products. Interest credited to interest sensitive products, which are liabilities we assume under certain annuity reinsurance agreements, was $369,178 for the three months ended March 31, 2005, as compared with $3,529,250 for the three months ended March 31, 2004. The reduction in Interest credited to Interest sensitive products for the three months ended March 31, 2005 as compared to the same period in 2004 was due to the recapture and termination of our annuity reinsurance agreement with Transamerica which was effective December 1, 2004. For the three months ended March 31, 2005, Interest credited to interest sensitive products related entirely to our fixed annuity agreement with Lafayette. Interest credited to interest sensitive products for the three months ended March 31, 2004 included lifetime minimum interest guarantee payments of approximately $1,828,000 related to our Transamerica agreement.

     Policy Acquisition Costs and Other Insurance Expenses. Policy acquisition costs and other insurance expenses, consisting primarily of allowances and amortization and write downs of deferred policy acquisition costs, for the three months ended March 31, 2005 were $1,356,238, as compared with $8,180,997 for the three months ended March 31, 2004. The decrease for the three months ended March 31, 2005 reflects the reduction in the size of our book of business as a result of the termination and recapture of our annuity reinsurance agreement with Transamerica and the novation of our life reinsurance agreements with Scottish Re and F&G to Transamerica in 2004.

     Operating Expenses. Operating expenses for the three months ended March 31, 2005 were $2,514,011 or 33% of total revenue (excluding the net change in fair value of embedded derivatives), as compared with $2,767,362 or 11% of total revenue (excluding the net change in fair value of embedded derivatives) for three months ended March 31, 2004. The proportionate increase in operating expenses for the three months ended March 31, 2005 reflects higher professional and consulting fees as a result of the strategic alternatives we continue to explore and the ongoing costs of compliance with section 404 of the Sarbanes-Oxley Act of 2002. This has meant that our operating expenses have remained comparable to the prior year despite a significant reduction in premium revenue and investment income.

Segment Results

     We separately track financial results of our life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk. In addition, our remaining modified coinsurance annuity reinsurance agreement has features that constitute embedded derivatives that require bifurcation and separate accounting under SFAS No. 133 — Accounting for Derivative Instruments and Hedging Activities. The change in the fair value of these embedded derivatives is included in the annuity segment. Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in our portfolio and investment income on undeployed invested assets. Operating expenses are generally allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to the segment. Costs associated with our efforts to raise capital and pursue other strategic alternatives and the costs of settling the shareholder class action lawsuit have been completely allocated to the corporate segment. Segment results are reported in Note 4 to our unaudited condensed consolidated financial statements.

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

     Our life segment is our largest segment as measured by revenues. Our life segment income for the three months ended March 31, 2005 was $179,682, as compared with $174,580 for the three months ended March 31, 2004. Segment revenues for the three months ended March 31, 2005 declined 59% to $5,967,919 from $14,615,501 for the three months ended March 31, 2004. This decline reflects our reduced levels of life insurance in force as a result of novations of life reinsurance agreements at the end of 2004. In addition, net investment income attributable to the life segment for the first quarter of 2005 decreased by approximately $473,000, as compared with the first quarter of 2004, reflecting reduced invested assets in the life segment as a result of the novations to Transamerica in 2004.

     Segment policy benefits and expenses declined 60% to $5,788,237 for the three months ended March 31, 2005, as compared with $14,440,921 for the three months ended March 31, 2004. The decline is attributable to the significant reduction in life insurance in force at the end of 2004 when our agreements with F&G and Scottish Re were novated to Transamerica. While novations of life reinsurance agreements in 2004 have reduced claims and policy benefits in the first quarter of 2005, they may increase volatility in the level of claims and policy benefits as a percentage of premiums in the future.

     Annuity Segment. Our annuity reinsurance segment has historically consisted of the reinsurance of general account fixed deferred annuities and certain minimum guarantees arising from variable annuities. We currently have only one remaining annuity reinsurance agreement, which covers individual general account single premium deferred annuity policies, which involve the tax-deferred accumulation of interest on a single premium paid by the policyholder (accumulation phase policies). Accumulation phase policies are subject primarily to investment risk and persistency (lapse) risk. Historically, we have also reinsured certain guarantees associated with variable annuity agreements, including GMDB and GMIB. At March 31, 2005, we no longer reinsured any GMDB or GMIB due to the recapture of our reinsurance agreement with CIGNA in 2004.

     Our annuity segment has historically contained the majority of our assets and exposes us to significant volatility in our results from operations due to the application of SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities. We must currently bifurcate and separately account for the embedded derivative associated with our annuity reinsurance agreement with Lafayette, and we have had to do so for other annuity reinsurance agreements in the past. This unrealized change in the value of the derivative is reported in our statement of operations each quarter. The change in the value of the derivative can be large, and is driven by financial market conditions, most notably credit risk related changes.

     Annuity segment income was $437,158 for the three months ended March 31, 2005, as compared with income of $967,653 for the three months ended March 31, 2004. The segment income for the three months ended March 31, 2005 was largely the result of the net unrealized gain on our embedded derivatives of $487,145 on Lafayette. The decline in segment income is due to the termination and recapture of the Transamerica annuity agreement and the GMDB/GMIB contract with CIGNA, both of which had contributed to income reported in the first quarter of 2004.

     Total revenue for our annuity segment declined 88% to $1,193,808 for the three months ended March 31, 2005, as compared with $9,920,074 for the three months ended March 31, 2004. This decline is due to the termination and recapture of our annuity reinsurance agreement with Transamerica in 2004 and was primarily caused by decreased investment income on our Funds withheld assets as a result of smaller asset base. Approximately $7.0 million of net investment income earned on Funds withheld for the three months ended March 31, 2004 was related to our annuity reinsurance agreement with Transamerica.

     Policy benefits and expenses for the annuity segment decreased 91% to $756,650 for the three months ended March 31, 2005, as compared with $8,586,461 for the three months ended March 31, 2004. The primary components of these expenses are interest credited to policyholders, payments for minimum interest guarantees, payments and reserve changes for minimum guarantees associated with variable annuity contracts and write downs and amortization of deferred acquisition costs. The decline in policy benefits and expenses is primarily due to the termination and recapture of our annuity reinsurance agreement with Transamerica as of December 1, 2004. Policy benefits and expenses for 2004 included minimum interest guarantee payments on the Transamerica annuity reinsurance agreement of approximately $1,828,000 for the first quarter of 2004.

     Corporate Segment. The corporate segment includes all of our capital gains and losses, investment income on undeployed invested assets, costs associated with our efforts to raise capital and pursue other strategic alternatives, costs relating to the settlement of the shareholder class action lawsuit and a proportionate share of operating expenses based upon how stockholders’ equity is deployed to the life and annuity segments. As a result, the corporate segment, while small relative to our total company, will likely have volatile results.

     Corporate segment loss was $(1,385,505) for the three months ended March 31, 2005, as compared with $(307,839) for the three months ended March 31, 2004. Revenues declined 34% to $911,478 for the three months ended March 31, 2005, as compared with $1,387,046 for the three months ended March 31, 2004. The decreases in segment revenues and income were primarily the result of lower realized capital gains and investment income on general account assets as a result of reduced invested assets.

     Segment benefits and expenses increased 36% to $2,296,983 for the three months ended March 31, 2005, as compared with $1,694,885 for the three months ended March 31, 2004. The increase reflects a rise in the percentage of operating expenses allocated to the corporate segment in the first quarter of 2005 due to a greater proportionate share of stockholders’ equity allocated to the corporate segment as a result of the downsizing of our life and annuity segments during 2004.

Financial Condition

Investments

     At March 31, 2005 and December 31, 2004, a large portion of our invested assets, including cash and cash equivalents, were posted as collateral to secure our obligations under reinsurance agreements and letter of credit facilities or were required to maintain the statutory capital and surplus requirements of our U.S. operating subsidiary. At March 31, 2005, our invested assets, including cash and cash equivalents, had an aggregate fair value of $100,352,629, as compared with an aggregate fair value of $138,428,894 at December 31, 2004. The decline in our invested assets during the first quarter of 2005 was primarily due to the payment to Transamerica of $18,500,000 as consideration for the novations of our agreements with Scottish Life and F&G to Transamerica, $14,000,000 for the termination and recapture of our annuity reinsurance agreement with Transamerica and approximately $7,100,000 for amounts due to Transamerica through November 30, 2004. At March 31, 2005, gross unrealized losses totaled $113,947, as compared to gross unrealized gains of $1,266,517 at December 31, 2004. At March 31, 2005 and December 31, 2004, the weighted average duration of the fixed income securities included in our invested assets was 2.7 and 2.9 years, respectively, and the weighted average investment quality rating was “AA” at the end of each period.

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

     At both March 31, 2005 and at December 31, 2004, there was one below investment-grade security held in the portfolio. The market value of non-rated securities held at March 31, 2005 was approximately $900,000. The fair value of such investments varies depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer. As noted above, our investment guidelines require our overall fixed income portfolio to maintain a minimum weighted average credit quality of “A” and limit the amount of our investments in fixed income securities that are non-rated or below investment grade at the time of purchase. We monitor the creditworthiness of the portfolio as a whole, and when the fair market value of a security declines for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its fair value. At March 31, 2005 and December 31, 2004, there were no impaired securities in our portfolio.

     At March 31, 2005, mortgage-backed securities represented approximately 8% of our invested assets, including cash and cash equivalents, as compared with approximately 7% at December 31, 2004. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage-backed securities include collateralized mortgage obligations (“CMO’s”) and mortgage-backed pass-through securities. Mortgage backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in agency mortgage backed securities. Our mortgage backed securities portfolio had a weighted average investment quality rating of “AAA” at both March 31, 2005 and December 31, 2004.

     At March 31, 2005, approximately 20% of our mortgage-backed investment portfolio consisted of securities with planned repayment schedules, as compared with 17% at December 31, 2004. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches of the CMO.

     The following table summarizes our investment results (excluding investment income on assets held and managed by our ceding companies or others on their behalf) for the periods indicated:

Investment Results

	Three Months Ended March 31,		Twelve Months Ended December 31,
	2005	2004	2004	2003	2002
	(Dollars in thousands)
Total invested assets, including cash and equivalents (1)	$100,353	$162,154	$138,429	$197,881	$306,346
Investment income, net of related expenses	$987	$1,555	$5,335	$5,924	$25,931
Effective yield rate (2)	3.31%	3.46%	3.51%	2.53%	5.28%
Realized investment gains	$401	$679	$440	$6,407	$19,749

(1)	Fair value at end of the indicated period.

(2)	The effective yield rate equals (i) net investment income divided by (ii) the average of total adjusted invested assets (fixed maturities at amortized cost, including assets on deposit with reinsurers) at the end of each calendar quarter included in the indicated period.

Funds Withheld at Interest

     As of March 31, 2005, our ceding companies had approximately $55.9 million in assets that were held and managed by them under our modified coinsurance and coinsurance funds withheld arrangements. Approximately $50.7 million of the funds withheld at interest relates to our modified coinsurance annuity reinsurance agreement with Lafayette, with the remaining $5.2 million related to a coinsurance funds withheld life reinsurance agreement.

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

     The average yield rate earned on the invested premiums funding our annuity obligations to Lafayette was approximately 4.9% for the three months ended March 31, 2005 and approximately 4.0% for the three months ended March 31, 2004. For purposes of calculating the average yield rate earned on assets held and managed by our ceding companies, we include our share of the investment income and net realized capital gains and losses as reported to us through our settlements with our ceding companies.

     The performance of the assets held and managed by our ceding companies depends to a great extent on the ability of the ceding company and its investment managers to make appropriate investments consistent with their investment guidelines. If these assets do not achieve investment returns sufficient to meet our obligations on the underlying policies, we could experience unexpected losses.

Lafayette Annuity Reinsurance Agreement

     Approximately $50.7 million, or 91%, of our funds withheld at interest receivable, approximately $56.6 million, or 100%, of our interest sensitive contracts liability, and approximately $3.1 million, or 52%, of the deferred acquisition costs on our balance sheet related to our annuity reinsurance agreement with Lafayette as of March 31, 2005. As a result of the termination and recapture of our annuity reinsurance agreement with Transamerica effective as of December 1, 2004, we expect that the assets and liabilities associated with the Lafayette agreement will represent a significant portion of our total assets and liabilities in future periods. The amount of deferred acquisition costs we record as an asset on our balance sheet related to our agreement with Lafayette is based on a series of assumptions related to the investment performance of the assets supporting our liabilities under the agreement, as well as future lapse rates for the underlying policies. These assumed lapse rates include assumptions regarding future full surrenders, partial withdrawals, annuitizations and policyholder deaths. While we believe our investment and lapse estimates to be reasonable, they are estimates of future events and we cannot assure you that they will prove to be accurate. If such assumptions turn out to be inaccurate, we could be required to write off additional deferred acquisition costs, which would have a significant adverse impact on our results of operations in future periods.

     The assets funding the policyholder obligations under our annuity reinsurance agreement with Lafayette have an average credit quality of “A-” and an average duration of 3.4 years. The average yield rates on the assets held and managed by Lafayette was approximately 4.7% as of March 31, 2005. At March 31, 2005, none of the assets were invested in below investment grade or non-rated securities. The premiums paid in connection with the underlying policies have been invested in investment grade bonds and mortgage backed securities.

     According to information provided by Lafayette, at March 31, 2005, the assets funding the policyholder obligations under our annuity reinsurance agreement were comprised of the following:

			% of Total
Type of Security	Book Value(1)	Market Value	Market Value
Investment grade U.S. corporate bonds	46,640,435	48,078,135	83.4%
Mortgage-backed securities	6,240,183	6,643,736	11.5%
Short-term securities	2,943,927	2,943,927	5.1%

Total invested assets	$55,824,545	$57,665,798	100.0%

Accrued investment income		869,217

Total market value, including accrued investment income		$58,535,015

(1)	Book values are statutory book values reported to us by Lafayette for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with Lafayette. We believe this presents a better understanding of potential future returns and cash flows under the agreement.

     According to information provided by Lafayette, at March 31, 2005, the credit ratings of the assets (excluding accrued investment income) funding the policyholder obligations under our annuity reinsurance agreement were approximately as follows:

			% of Total
Ratings(1)	Book Value(2)	Market Value	Market Value
AAA	$5,247,568	$5,211,574	9.0%
AA	3,308,024	3,399,394	5.9%
A	16,883,450	17,448,285	30.3%
BBB	30,385,503	31,606,545	54.8%

Total invested assets	$55,824,545	$57,665,798	100.0%

Accrued investment income		869,217

Total market value, including accrued investment income		$58,535,015

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on an equivalent rating assigned by the National Association of Insurance Commissioners.

(2)	Book values are statutory book values reported to us by Lafayette for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with Lafayette. We believe this presents a better understanding of potential future returns and cash flows under the agreement.

     According to information provided by Lafayette, at March 31, 2005, the maturity distribution of the assets funding the policyholder obligations under our annuity reinsurance agreement was as follows:

			% of Total
Maturity	Book Value (1)	Market Value	Book Value
Within one year	$12,803,623	$12,933,757	22.4%
From one to five years	18,023,504	18,910,904	32.8%
From six to ten years.	20,645,557	21,195,164	36.8%
More than ten years	4,351,861	4,625,973	8.0%

Total all years	$55,824,545	$57,665,798	100.0%

(1)	Book values are those statutory book values reported to us by Lafayette for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with Lafayette. We believe this presents a better understanding of potential future returns and cash flows under the agreement.

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

     Under the terms of our reinsurance agreements, we are required to provide letters of credit or fund trust accounts with liquid assets to satisfy the collateral requirements of our ceding companies. At March 31, 2005 and December 31, 2004, letters of credit totaling $13,200,000 and $35,100,000, respectively, had been issued in the ordinary course of our business by our bankers in favor of certain ceding insurance companies (including our U.S. operating subsidiary) to provide security and meet regulatory requirements. At March 31, 2005 and December 31, 2004, cash and investments of approximately $14,800,000 and $41,300,000, respectively, were pledged as collateral for letters of credit. At March 31, 2005 and December 31, 2004, cash and investments of nil and approximately $28,900,000, respectively, were held in trust for the benefit of certain of our ceding insurance companies to provide security and to meet regulatory requirements. At March 31, 2005, we had satisfied the collateral requirements of all of our ceding companies.

     We have two reinsurance operating subsidiaries, one of which is based in and operates out of Bermuda, and the other of which is based in and operates out of the United States. Our Bermuda operating subsidiary reinsures a large portion of the reinsurance business written by our U.S. operating subsidiary. The primary purpose of this reinsurance is to provide reinsurance capacity to our U.S. operating subsidiary so that it can compete in its market place. Our Bermuda operating subsidiary also has made capital infusions into the U.S. operating subsidiary to allow the U.S. company to maintain targeted statutory surplus levels and to provide cash and securities as collateral for the reinsurance cessions the U.S. operating subsidiary makes to the Bermuda operating company. At March 31, 2005, approximately $51,300,000 of our cash and cash equivalents and fixed income securities were held by the U.S. operating subsidiary and were not available to us or our Bermuda operating subsidiary to fund our liquidity or collateral needs.

     In connection with the novations of the life reinsurance agreements, approximately $28,900,000 of collateral held in a trust established with respect to our life reinsurance agreement with Scottish Re was transferred to Transamerica. In addition, $23,800,000 of letters of credit we posted on behalf of our life reinsurance agreement with F&G was cancelled and the collateral securing those letters of credit was released to us. Approximately $39,600,000 was paid to Transamerica in connection with the novation and recapture transactions from this collateral, including $18,500,000 as consideration for the novations, a $14,000,000 termination premium and approximately $7,100,000 for amounts due to Transamerica as of December 1, 2004. Following those payments, approximately $13,100,000 of cash and securities previously posted as collateral was released to us. On March 30, 2005, we received a demand letter from Transamerica stating that $7,000,000 was owed to Transamerica as an adjustment to the F&G policy benefit reserves. If we and Transamerica are unable to resolve this issue through continued discussions, we would seek adjudication of the dispute in accordance with the provisions of the Master Agreement. While there can be no assurances, we believe that Transamerica is not entitled to this $7,000,000.

     Although our liquidity position has improved following the novation and recapture transactions we completed with Transamerica, a large portion of our cash and investments is held by our U.S. operating subsidiary or is posted as collateral under our remaining life reinsurance agreements and is unavailable to fund our operations or those of our Bermuda operating subsidiary.

     At March 31, 2005, our total capitalization, which consisted entirely of equity, was $64,658,431. During 2001, our Board of Directors approved a share repurchase program of up to an aggregate of $25,000,000 of our common shares from time to time in the future if market conditions so dictate. As of March 31, 2005, no shares had been repurchased under this program.

     For the three months ended March 31, 2005, we utilized $37,057,460 of our cash and equivalents to fund our operating activities, as compared with using cash and equivalents of $36,869,555 to fund our operating activities for the three months ended March 31, 2004. The utilization of our cash and equivalents during the first quarter of 2005 reflects the $18,500,000 payment as consideration for the novations of our agreements with Scottish Life and F&G to Transamerica, the $14,000,000 premium paid to Transamerica for the termination and recapture of our annuity reinsurance agreement and approximately $7,100,000 for amounts due to Transamerica for monthly settlements under our annuity reinsurance agreement through November 30, 2004.

     We have no material commitments for capital expenditures as of March 31, 2005. We plan to continue to receive premiums and pay claims under our remaining reinsurance treaties; however, we are not currently underwriting any new treaties or accepting any new business from our existing treaties. While we believe we have sufficient operating liquidity to sustain our operations through at least the next twelve months, we continue to explore strategic alternatives to attempt to maximize shareholder value. These alternatives include, but are not limited to, a merger, sale, joint venture, sale of assets, including our remaining reinsurance agreements, or other comparable transaction. We do not know the terms upon which these transactions might be available, if at all.

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

Forward-Looking Statements

     This report, together with other statements and information we may provide, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for future operations and financing needs or plans, as well as assumptions relating to the foregoing. The words “expect,” “project,” “estimate,” “predict,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements include these expressions. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Factors that could materially and adversely affect our operations and financial condition and/or cause our actual results of operations or financial condition to differ from those expressed or implied in our forward-looking statements include, but are not necessarily limited to, our ability to meet the obligations associated with our current business and to fund our continuing operations; the loss of a key executive; our ability to pursue strategic alternatives on favorable terms; the outcome of pending legal proceedings involving us; our ability to obtain adequate financial ratings; the ability of our ceding companies to manage successfully assets they hold on our behalf; our success in managing our investments; our ability to list our common shares for trading on a national exchange or automated quotation system; changes in mortality, morbidity and claims experience; our ability to make accurate estimates and assumptions regarding future mortality, persistency, lapses, expenses and investment performance based upon historical results and information provided to us by our ceding companies; our ability to underwrite business; unanticipated withdrawal or surrender activity; changes in market conditions, including changes in interest rate levels; the competitive environment; the impact of recent and possible future terrorist attacks and the U.S. government’s response thereto; our ability to attract and retain clients; regulatory changes (such as changes in U.S. tax law and insurance regulation that directly affect the competitive environment for our products); and a prolonged economic downturn. Investors are also directed to consider the risks and uncertainties discussed in other documents we have filed with the Securities and Exchange Commission, and in particular, our Annual Report on Form 10-K for the year ended December 31, 2004. We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes since December 31, 2004 with respect to our market risk exposure described in our Annual Report on Form 10-K for the year ended December 31, 2004. Please refer to “Item 7A: Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures

     The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), have concluded that the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2005.

     Changes in internal control over financial reporting

     There were no changes to the Company’s system of internal control during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Please refer to “Item 9a. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2004.

     In April 2005, the Company resolved one of the material weaknesses that had been identified in its system of internal control caused by a lack of segregation of duties by transferring its computer network administrator responsibilities to an external network management firm.

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

     On April 15, 2005 the Company and its wholly owned subsidiary Annuity and Life Reassurance, Ltd. were served with a Writ of Summons from the Bermuda Supreme Court, whereby Rodney Cordle, a former employee of the Company, alleges that the Company and its subsidiary failed to pay a monthly housing allowance to him in accordance with the terms of his employment agreement. Mr. Cordle is seeking $287,403 plus damages, interest and costs. The Company and its subsidiary have engaged attorneys to defend the litigation, and cannot predict the outcome of this case at this time.

     There are no other material arbitration or other legal proceedings currently in process in which we were involved.

Item 2. Changes in Securities, Use of Proceeds and Issuer, Purchases of Equity Securities

     The following table summarizes our equity security repurchases during the three months ended March 31, 2005:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs (1)
January 1 – January 31, 2005	—	—	—	$25,000,000
February 1 – February 28, 2005	—	—	—	$25,000,000
March 1 – March 31, 2005	—	—	—	$25,000,000

Total	—	—	—	$25,000,000

(1)	During 2001, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $25,000,000 of its common shares in the future if market conditions so dictate. As of March 31, 2005, no shares had been repurchased under the program.

Item 6. Exhibits

*10.1	Master Agreement by and between Annuity and Life Reassurance, Ltd. and Transamerica Occidental Life Insurance Company, dated as of January 31, 2005 (Exhibit 10.1 to the Company’s Form 8-K filed on February 4, 2005).

*10.2	Amendment by and between Transamerica Occidental Life Insurance Company and Annuity and Life Reassurance, Ltd., effective December 1, 2004 (Exhibit 10.2 to the Company’s Form 8-K filed on February 4, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.

*	Previously filed with the Commission and incorporated herein by reference

ANNUITY AND LIFE RE (HOLDINGS), LTD.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

/s/ John F. Burke

Name: John F. Burke
Date: May 10, 2005	Title: Chief Executive Officer

/s/ John W. Lockwood

Name: John W. Lockwood
Date: May 10, 2005	Title: Chief Financial Officer

Exhibit Index

*10.1	Master Agreement by and between Annuity and Life Reassurance, Ltd. and Transamerica Occidental Life Insurance Company, dated as of January 31, 2005 (Exhibit 10.1 to the Company’s Form 8-K filed on February 4, 2005).

*10.2	Amendment by and between Transamerica Occidental Life Insurance Company and Annuity and Life Reassurance, Ltd., effective December 1, 2004 (Exhibit 10.2 to the Company’s Form 8-K filed on February 4, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.

*	Previously filed with the Commission and incorporated herein by reference