Form 10-Q
period 2005-06-30
ANNUITY & LIFE RE (HOLDINGS), LTD.
filed 2005-08-05
CIK 1051628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________
Commission File Number 1-16561
ANNUITY AND LIFE RE (HOLDINGS), LTD.
(Exact Name of Registrant as Specified in Its Charter)

Bermuda (State or Other Jurisdiction of Incorporation or Organization)	66-0619270 (IRS Employer Identification No.)

Cumberland House, 1 Victoria Street, Hamilton, Bermuda (Address of Principal Executive Offices)	HM11 (Zip Code)
441-296-7667
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     The number of the registrant’s Common Shares (par value $1.00 per share) outstanding as of July 5, 2005 was 26,316,861.

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ANNUITY AND LIFE RE (HOLDINGS), LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and cash equivalents	$33,637,082	$56,394,484
Fixed maturity investments at fair value (amortized cost of $62,085,120 and $80,767,893 at June 30, 2005 and December 31, 2004, respectively)	62,750,761	82,034,410
Funds withheld at interest	53,305,982	56,415,386
Accrued investment income	870,796	1,155,762
Receivable for investments sold	309,525	—
Receivable for reinsurance ceded	77,982,650	82,433,270
Other reinsurance receivables	2,711,210	4,306,931
Deferred policy acquisition costs	5,683,172	6,084,488
Other assets	585,984	580,625

Total Assets	$237,837,162	$289,405,356

Liabilities
Reserves for future policy benefits	$106,589,798	$109,860,843
Interest sensitive contracts liability	53,810,806	57,754,009
Other reinsurance liabilities	10,471,084	49,186,297
Accounts payable and accrued expenses	1,949,337	6,186,995

Total liabilities	172,821,025	222,988,144

Stockholders’ Equity
Preferred shares (par value $1.00; 50,000,000 shares authorized; no shares outstanding)	—	—
Common shares (par value $1.00; 100,000,000 shares authorized; 26,316,861 and 26,338,528 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively)	26,316,861	26,338,528
Additional paid-in capital	333,797,708	333,810,766
Stock warrants	1,350,000	1,350,000
Unamortized stock based compensation	(205,550)	(490,415)
Accumulated other comprehensive income	673,675	1,016,260
Accumulated deficit	(296,916,557)	(295,607,927)

Total Stockholders’ Equity	65,016,137	66,417,212

Total Liabilities and Stockholders’ Equity	$237,837,162	$289,405,356

See accompanying notes to unaudited condensed consolidated financial statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Net premiums	$2,927,917	$10,348,881	$8,416,183	$24,659,522
Investment income, net of related expenses	1,609,615	3,844,066	3,275,624	13,094,801
Net realized investment (losses) gains	(6)	(137,885)	401,144	541,040
Net change in fair value of embedded derivatives	(35,736)	518,786	451,409	1,126,174
Surrender fees and other revenues	30,677	1,510,568	61,313	2,585,500

Total Revenues	4,532,467	16,084,416	12,605,673	42,007,037

Benefits and Expenses
Claim and policy benefits	1,587,086	8,769,049	6,189,529	19,013,707
Interest credited to interest sensitive products	257,075	1,822,643	626,253	5,351,892
Policy acquisition costs and other insurance expenses	1,008,209	4,654,527	2,364,446	12,835,524
Operating expenses	2,220,065	7,268,575	4,734,076	10,035,937

Total Benefits and Expenses	5,072,435	22,514,794	13,914,304	47,237,060

Loss before cumulative effect of a change in accounting principle (Note 5)	(539,968)	(6,430,378)	(1,308,631)	(5,230,023)

Cumulative effect of a change in accounting principle	—	—	—	(365,960)

Net Loss	$(539,968)	$(6,430,378)	$(1,308,631)	$(5,595,983)

Loss per common share before cumulative effect of a change in accounting principle per common share
Basic	$(0.02)	$(0.25)	$(0.05)	$(0.21)
Diluted	$(0.02)	$(0.25)	$(0.05)	$(0.21)

Cumulative effect of a change in accounting principle per common share
Basic	$—	$—	$—	$(0.01)
Diluted	$—	$—	$—	$(0.01)

Net loss per common share
Basic	$(0.02)	$(0.25)	$(0.05)	$(0.22)
Diluted	$(0.02)	$(0.25)	$(0.05)	$(0.22)
See accompanying notes to unaudited condensed consolidated financial statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net loss for the period	$(539,968)	$(6,430,378)	$(1,308,631)	$(5,595,983)
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	787,616	(3,457,243)	58,559	(2,068,612)
Less reclassification adjustment for net realized (losses) gains in net loss	(6)	(137,885)	401,144	541,040

Other comprehensive income (loss)	$787,622	$(3,319,358)	$(342,585)	$(2,609,652)

Total comprehensive income (loss)	$247,654	$(9,749,736)	$(1,651,216)	$(8,205,635)

See accompanying notes to unaudited condensed consolidated financial statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and in U.S. dollars)

	For the Six Months Ended June 30,
	2005	2004
Preferred shares par value $1.00
Balance at beginning and end of period	$—	$—

Common shares par value $1.00
Balance at beginning of period	$26,338,528	$26,454,195
Issuance of shares	—	—
Cancellation of shares	(21,667)	(53,267)

Balance at end of period	$26,316,861	$26,400,928

Additional paid-in capital
Balance at beginning of period	$333,810,766	$334,418,029
Issuance of shares	—	—
Cancellation of stock based compensation	(13,058)	(385,085)

Balance at end of period	$333,797,708	$334,032,944

Stock warrants
Balance at beginning of period	$1,350,000	$1,250,000
Issuance of warrants	—	—

Balance at end of period	$1,350,000	$1,250,000

Unamortized stock based compensation
Balance at beginning of period	$(490,415)	$(1,509,022)
Issuance of stock based compensation	—	—
Cancellation of stock based compensation	34,725	438,352
Amortization of stock based compensation	250,140	97,562

Balance at end of period	$(205,550)	$(973,108)

Accumulated other comprehensive income
Balance at beginning of period	$1,016,260	$1,840,849
Net unrealized losses on fixed maturity investments	(342,585)	(2,609,652)

Balance at end of period	$673,675	$(768,803)

Accumulated deficit
Balance at beginning of period	$(295,607,926)	$(227,281,472)
Net loss	(1,308,631)	(5,595,983)

Balance at end of period	$(296,916,557)	$(232,877,455)

Total Stockholders’ Equity	$65,016,137	$127,064,506

See accompanying notes to unaudited condensed consolidated financial statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in U.S. dollars)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net loss	$(1,308,631)	$(5,595,983)
Adjustments to reconcile net loss to cash used from operating activities:
Net realized investment gains	(401,144)	(541,040)
Net change in fair value of embedded derivatives	(451,409)	(1,126,174)
Amortization of premiums on fixed maturity investments	532,821	468,508
Amortization of stock based compensation	250,140	97,562
Cumulative effect of a change in accounting principle	—	365,960
Changes in:
Accrued investment income	284,966	221,009
Receivable for investments sold	(309,525)	—
Other reinsurance receivables	6,046,341	5,119,810
Deferred policy acquisition costs	401,316	6,166,176
Other assets	(5,359)	(264,660)
Reserves for future policy benefits	(3,271,045)	3,948,496
Interest sensitive contracts liability, net of funds withheld at interest	(382,390)	(13,292,714)
Other reinsurance liabilities	(38,715,213)	(31,021,402)
Payable for investments purchased	—	5,909,652
Accounts payable and accrued expenses	(4,237,658)	1,094,510

Net cash used by operating activities	(41,566,790)	(28,450,290)

Cash flows from investing activities
Proceeds from sales and maturity of fixed maturity investments	20,414,759	47,830,721

Purchase of fixed maturity investments	(1,605,371)	(18,952,781)

Net cash provided by investing activities	18,809,388	28,877,940

(Decrease) increase in cash and cash equivalents	(22,757,402)	427,650

Cash and cash equivalents, beginning of period	56,394,484	80,068,310

Cash and cash equivalents, end of period	$33,637,082	$80,495,960

Non-Cash disclosures: amounts recorded in connection with the cumulative effect of a change in accounting principle

Deferred policy acquisition costs	$—	$(36,154,010)

Reserves for future policy benefits	—	(1,878,760)

Interest sensitive contracts, net of funds withheld	—	38,398,730

Cumulative effect of a change in accounting principle	$—	$365,960

See accompanying notes to unaudited condensed consolidated financial statements

ANNUITY AND LIFE RE (HOLDINGS), LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
     Annuity and Life Re (Holdings), Ltd. (“Holdings”) was incorporated on December 2, 1997 under the laws of Bermuda. Holdings provides annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiaries: Annuity and Life Reassurance, Ltd., which is licensed under the laws of Bermuda as a long term insurer, Annuity and Life Re America, Inc., an insurance holding company based in the United States, and Annuity and Life Reassurance America, Inc., a life insurance company domiciled in the United States. Holdings, Annuity and Life Reassurance, Ltd., Annuity and Life Re America, Inc. and Annuity and Life Reassurance America, Inc. are collectively referred to herein as the “Company.”
     The Company has encountered significant difficulties during the last four years. In addition to reporting significant operating losses for those years, the Company has reduced its operations significantly through the novation, termination and recapture of many of its life and annuity reinsurance agreements. The Company continues to receive premiums and pay claims under its remaining reinsurance treaties; however, it is not currently underwriting any new treaties or accepting any new business from its existing treaties. The Company is also exploring strategic alternatives including, but not limited to, a merger, sale, joint venture, sale of assets, including its remaining reinsurance agreements, or other comparable transaction.
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 10-K as of and for the year ended December 31, 2004. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in Note 4 to the Company’s audited consolidated financial statements as of and for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full year.
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
     On and since December 4, 2002, certain of the Company’s stockholders, seeking to act as class representatives, filed lawsuits against the Company and certain of its present and former officers and directors in the United States District Court for the District of Connecticut seeking unspecified monetary damages. On July 20, 2004, the Company announced that it had reached an agreement in principle with the plaintiffs, subject to full documentation by the parties to the settlement, notice to the class, court approval and other steps required to consummate a class action settlement, to settle the lawsuit. The Company’s share of the settlement was $5.0 million in cash, of which it paid $2.5 million into escrow in August 2004, and the remaining $2.5 million on January 10, 2005. Following a Settlement Fairness Hearing, the District Court entered an order and final judgment approving the settlement in January 2005. The Company recorded its $5.0 million portion of the settlement as an operating expense in 2004.
     The termination, recapture and novation transactions consummated by the Company effective in 2004 had a material impact on the Company’s results of operations. The following unaudited table shows summarized results of operations for the three and six months ended June 30, 2004 assuming that all of the termination, recapture and novation transactions occurred on January 1, 2004.
Annuity and Life Re (Holdings), Ltd.
Pro Forma Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2004
(Unaudited and in U.S. Dollars)

	For the Period Ended June 30, 2004
	Three Months	Six Months
Pro Forma
Total Revenues	$6,088,657	$14,548,710
Total Benefits and Expenses	12,128,148	20,524,100

Income before cumulative effect of a change in accounting principle	(6,039,491)	(5,975,390)
Cumulative effect of a change in accounting principle	—	—

Net loss	$(6,039,491)	$(5,975,390)

Loss per common share before cumulative effect of a change in accounting principle per common share:
Basic	$(0.23)	$(0.23)
Diluted	$(0.23)	$(0.23)
Cumulative effect of a change in accounting principle per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Net loss per common share:
Basic	$(0.23)	$(0.23)
Diluted	$(0.23)	$(0.23)

3. Loss per Common Share
     The following table sets forth the computation of basic and diluted loss per common share for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Loss before cumulative effect of a change in accounting principle	$(539,968)	$(6,430,378)	$(1,308,631)	$(5,230,023)
Cumulative effect of a change in accounting principle (Note 5)	—	—	—	(365,960)

Net loss	$(539,968)	$(6,430,378)	$(1,308,631)	$(5,595,983)

Basic:
Weighted average number of common shares outstanding	26,107,695	25,874,495	26,054,011	25,841,161
Loss before cumulative effect of a change in accounting principle per common share	$(0.02)	$(0.25)	$(0.05)	$(0.21)
Cumulative effect of a change in accounting principle per common share	$—	$—	$—	$(0.01)

Net loss per common share	$(0.02)	$(0.25)	$(0.05)	$(0.22)

Diluted:
Weighted average number of common shares outstanding	26,107,695	25,874,495	26,054,011	25,841,161
Plus: incremental shares from assumed exercise of options and warrants and vesting of restricted stock outstanding	—	—	—	—
Loss before cumulative effect of a change in accounting principle per common share	$(0.02)	$(0.25)	$(0.05)	$(0.21)
Cumulative effect of a change in accounting principle per common share	$—	$—	$—	$(0.01)

Net loss per common share	$(0.02)	$(0.25)	$(0.05)	$(0.22)

     At June 30, 2005, 5,689,713 warrants, 647,702 options, and 170,001 shares of unvested restricted stock were outstanding. The calculation of the diluted loss per common share for the three and six months ended June 30, 2005 does not include the incremental number of shares from the assumed exercise of options and warrants, or the vesting of unvested restricted stock grants because the inclusion of these potential common shares would be considered anti-dilutive.
     At June 30, 2004, 4,565,217 warrants, 722,702 options, and 471,433 shares of unvested restricted stock were outstanding. The calculation of the diluted loss per common share for the three and six months ended June 30, 2004 does not include the incremental number of shares from the assumed exercise of options and warrants, or the vesting of unvested restricted stock grants because the inclusion of these potential common shares would be considered anti-dilutive.
     The following table sets forth the pro forma computation of basic and diluted loss per common share after accounting for stock option grants made prior to the Company’s January 1, 2003 adoption of the prospective method described in Statement of Financial Accounting Standards (“SFAS”) No. 148 for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss — as reported	$(539,968)	$(6,430,378)	$(1,308,631)	$(5,595,983)
Stock option expense recognized	43,633	20,833	88,592	41,667
Pro forma effect on net loss of applying fair value accounting to all stock option grants (a)	(43,633)	(173,456)	(88,592)	(406,144)

Net loss — pro forma	$(539,968)	$(6,583,001)	$(1,308,631)	$(5,960,460)

Net loss per common share — as reported:
Basic	$(0.02)	$(0.25)	$(0.05)	$(0.22)
Diluted	$(0.02)	$(0.25)	$(0.05)	$(0.22)
Net loss per common share — pro forma:
Basic	$(0.02)	$(0.26)	$(0.05)	$(0.23)
Diluted	$(0.02)	$(0.26)	$(0.05)	$(0.23)
(a)	The pro forma effect of applying fair value accounting to all stock option grants is equal to the stock option expense recognized in the determination of net loss for the three and six months ended June 30, 2005 because the Company no longer has any unvested stock options that were granted prior to the adoption of SFAS No. 123 and No. 148.
     Stock-based compensation expense, including restricted common stock issued to employees, for the six months ended June 30, 2005 and 2004 was $250,140 and $97,560, respectively.
4. Business Segments
     The Company separately tracks financial results of its life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in all products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk, including those products that provide minimum guarantees on variable annuity products. In addition, certain of the Company’s modified coinsurance annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. The change in fair value of these embedded derivatives is included in the annuity segment.
     Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in the Company’s portfolio and investment income on undeployed invested assets. Operating expenses are generally allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to each segment. Costs associated with the Company’s efforts to raise capital and pursue other strategic alternatives and the costs of settling the purported shareholder class action lawsuit have been allocated to the corporate segment.

Three Months Ended	Life	Annuity
June 30, 2005	Reinsurance	Reinsurance	Corporate	Consolidated
Revenues	$3,314,514	$644,128	$573,825	$4,532,467
Benefits and Expenses	2,363,635	686,340	2,022,460	5,072,435

Segment Income (Loss)	$950,879	$(42,212)	$(1,448,635)	$(539,968)

Total Assets	$121,460,882	$55,510,806	$60,865,474	$237,837,162

Three Months Ended	Life	Annuity
June 30, 2004	Reinsurance	Reinsurance	Corporate	Consolidated
Revenues	$10,515,041	$5,002,269	$567,106	$16,084,416
Benefits and Expenses	9,780,675	6,215,881	6,518,238	22,514,794

Segment Income (Loss)	$734,366	$(1,213,612)	$(5,951,132)	$(6,430,378)

Total Assets	$220,280,815	$666,102,422	$86,128,401	$972,511,638

Six Months Ended	Life	Annuity
June 30, 2005	Reinsurance	Reinsurance	Corporate	Consolidated
Revenues	$9,282,433	$1,837,937	$1,485,303	$12,605,673
Benefits and Expenses	8,151,872	1,442,989	4,319,443	13,914,304

Segment Income (Loss)	$1,130,561	$394,948	$(2,834,140)	$(1,308,631)

Total Assets	$121,460,882	$55,510,806	$60,865,474	$237,837,162

Six Months Ended	Life	Annuity
June 30, 2004	Reinsurance	Reinsurance	Corporate	Consolidated
Revenues	$25,130,541	$14,922,344	$1,954,152	$42,007,037
Benefits and Expenses	24,221,596	14,802,342	8,213,123	47,237,060

Segment Income (Loss) before cumulative effect of a change in accounting principle	$908,946	$120,002	$(6,258,971)	$(5,230,023)

Cumulative effect of a change in accounting principle	$—	$(365,960)	$—	$(365,960)

Segment Income (Loss)	$908,946	$(245,958)	$(6,258,971)	$(5,595,983)

Total Assets	$220,280,815	$666,102,422	$86,128,401	$972,511,638

5. Accounting Standards
Emerging Issues Task Force
     The Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” in late 2003. It contains two aspects that impact the Company. First, it provides details regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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
     AICPA Statement of Position (SOP) 03-1
     In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountant’s (“AICPA”) issued Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts”. The SOP is effective for financial statements for fiscal years beginning after December 15, 2003 and provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. The SOP changed the manner in which life insurance companies account for certain types of insurance and reinsurance contracts. On January 1, 2004, the Company adopted this new accounting standard. At that time, the Company had a combined GMDB/GMIB agreement with Connecticut General Life Insurance Company (“CIGNA”) and an annuity reinsurance agreement with Transamerica that were both affected by the adoption of the new SOP. The cumulative effect of the change in accounting principle was a net loss of $365,960 for the three months ended March 31, 2004. The Company no longer has any reinsurance agreements that are affected by the SOP.
     Share-Based Payments
     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and is effective as of the beginning of the first quarter of the first fiscal year that begins after June 15, 2005. Because the Company applies fair value accounting to all employee stock options granted or modified subsequent to December 31, 2002, the impact of this statement will be to record compensation expense utilizing fair value accounting for awards vesting on or after July 1, 2005 that were granted on or before December 31, 2002. The pro forma table in Note 3 illustrates the impact of SFAS No. 123 on the Company’s unaudited condensed consolidated statement of operations; SFAS No. 123R will have no additional impact on the Company’s financial position and results of operations.
6. Related Party Transactions
     Michael P. Esposito, Jr., a director of the Company, currently serves as the non-executive Chairman of the Board of XL Capital Ltd (“XL Capital”). Robert M. Lichten, a director of the Company, serves as a director of a United States-based subsidiary of XL Capital. XL Capital is a major stockholder of the Company.
7. Restricted Stock
     In 2002, the Board of Directors adopted a Restricted Stock Plan (the “Plan”) under which it may grant common shares to key employees. The aggregate number of common shares that may be granted under the Plan is 1,200,000, and the Compensation Committee of the Board of Directors administers the Plan. Since the inception of the Plan, the Company has issued 976,000 shares of restricted stock. As a result of certain employees terminating their employment with the Company, 227,133 shares of restricted stock were cancelled in 2003, 115,667 shares of restricted stock were cancelled in 2004 and 21,667 shares of restricted stock were cancelled in 2005. Also, 60,833 shares of restricted stock vested in 2003 and 2004 prior to certain employees terminating their employment with the Company. The following table summarizes the vesting schedule for the shares of restricted stock issued to current employees and outstanding as of June 30, 2005:

	Employee Shares
	Outstanding at	Shares Vested at	Shares Vesting in	Shares Vesting in
Grant Date	June 30, 2005	June 30, 2005	2005	2006
February 13, 2002	40,700	40,700	—	—
September 30, 2002	75,000	50,000	25,000	—
February 28, 2003	200,000	133,333	—	66,667
June 25, 2003	235,000	156,666	—	78,334

Total	550,700	380,699	25,000	145,001

     The fair value as determined at the date of grant of the restricted stock awards that were outstanding on June 30, 2005 was approximately $1,460,000 and is reflected in the Company’s balance sheet as common shares and additional paid-in-capital. The fair value of the outstanding restricted stock is being amortized on a straight-line basis over the three-year vesting period. Based on the vesting of the restricted stock, and offset partially by cancellations of restricted stock, approximately $162,000 and $56,000 was expensed during the six months ended June 30, 2005 and 2004, respectively. The unamortized balance of outstanding restricted stock is reflected in the balance sheet as a component of unamortized stock based compensation and was approximately $141,000 at June 30, 2005 and approximately $775,000 at June 30, 2004.
8. Vulnerability Due to Concentrations
     As a result of the life reinsurance agreements that were novated to Transamerica as of December 31, 2004, certain of the Company’s remaining agreements, which previously did not represent a significant percentage of the Company’s business, have become more prominent. The Company’s three largest life reinsurance agreements, as measured by gross premiums, are now with National States Insurance Company (“National States”), John Hancock Life Insurance Company (“John Hancock”) and Omega Reinsurance Corporation (“Omega”). For the three and six months ended June 30, 2005, the Company recorded a loss of approximately $1.4 million and $2.3 million, respectively, related to its life reinsurance agreement with National States. Premiums associated with this agreement for the three and six months ended June 30, 2005 were approximately $2.3 million and $4.9 million, respectively. For the three and six months ended June 30, 2005, the Company recorded gross profits of approximately $0.4 million and $1.0 million, respectively, related to its life reinsurance agreement with John Hancock. Premiums associated with this agreement for the three and six months ended June 30, 2005 were approximately $0.4 million and $1.0 million, respectively. For the three and six months ended June 30, 2005, the Company recorded gross (losses) profits of approximately $(0.1) million and $0.4 million related to its life reinsurance agreement with Omega. Premiums associated with this agreement for the three and six months ended June 30, 2005 were approximately $0.1 million and $0.6 million, respectively.
     The Company has a significant deferred annuity reinsurance agreement with Lafayette Life Insurance Company (“Lafayette”). Due to the size of this agreement, there is a material concentration of net investment income, interest credited to interest sensitive products, funds withheld at interest, deferred policy acquisition costs and interest sensitive contract liabilities. Approximately $48.1 million, or 90%, of the Company’s funds withheld at interest, approximately $53.8 million, or 100%, of the Company’s interest sensitive contracts liability, and approximately $2.8 million, or 49%, of the deferred acquisition costs on the Company’s unaudited condensed consolidated balance sheet were related to its reinsurance agreement with Lafayette as of June 30, 2005.
     Since June 1, 2000, 100% of Annuity and Life Reassurance America’s life and annuity policies that were in force prior to the Company’s acquisition of that entity were reinsured with Reassure America Life Insurance Company (“Reassure”). Following the acquisition, the policies continue to be 100% reinsured with Reassure; however, Annuity and Life Reassurance America remains the primary carrier. Reassure is required to indemnify Annuity and Life Reassurance America for any losses associated with these policies. However, Annuity and Life Reassurance America is not discharged from its primary liability as the direct insurer of the risks reinsured should Reassure default on its obligations. Reserves ceded under this reinsurance agreement amounted to approximately $77.8 million and $82.2 million at June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005, Reassure is rated A+ (g) (superior) by A.M. Best.
9. Contingencies
     As described in Note 2, the Company and Transamerica entered into a Master Agreement to novate the Company’s reinsurance contracts with F&G and Scottish Re to Transamerica effective December 31, 2004. In accordance with the terms of the Master Agreement, the Company and Transamerica have been in discussions regarding possible adjustments to the policy benefit reserves transferred to Transamerica as part of the F&G novation. On March 30, 2005, the Company received a demand letter from Transamerica stating that $7,000,000 was owed to Transamerica as an adjustment to the F&G policy benefit reserves. On June 14, 2005, the Company received an additional letter from Transamerica revising its original demand to $6,000,000. Because the Company has been unable to resolve this issue through continued discussions with Transamerica, the Company has sought adjudication of the dispute in accordance with the provisions of the Master Agreement. While there can be no assurances, the Company does not believe that Transamerica is entitled to this $6,000,000.
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
     The United States Internal Revenue Service (“IRS”) has conducted an audit of the Company’s United States operating subsidiaries. Those companies currently have a significant tax based net operating loss carryforward. In addition, the IRS has requested certain information and documents related to the Company’s Bermuda operations. While the Company’s United States operating subsidiaries have complied with the IRS’ requests for information, both the Company and its Bermuda operating subsidiary have declined to supply the IRS with certain information in response to its initial requests for information on May 7, 2002 and July 1, 2002. The Company did provide the IRS with certain publicly available information in addition to minutes of the Board of Directors meetings and committee meetings held from

1999 through to 2001. The Company has not received any additional requests for information since July 1, 2002. If the IRS were to determine that the Company or its Bermuda operating subsidiary were engaged in business in the United States, those entities could be subject to United States tax at regular corporate rates on their taxable income that is attributable to a permanent establishment, if any, in the United States plus an additional 30% “branch profits” tax on such income remaining after the regular tax. Such taxes would have a material effect on the Company’s results of operation and financial condition.
     Pursuant to an engagement letter dated January 19, 2004, as amended (the “Engagement Letter”), the Company engaged UBS Securities LLC (“UBS”) to serve as its financial advisor and capital markets advisor in connection with identifying strategic alternatives available to the Company. The Engagement Letter provides that if, during the term of the Engagement Letter, the Company closes an equity investment, the Company is obligated to pay UBS a minimum transaction fee of $1,000,000. If the Company closes a sale transaction during the term of the Engagement Letter, the Company is obligated to pay UBS a minimum transaction fee of either $1,500,000 or $2,000,000, depending on whether the other party to that transaction is one identified in the Engagement Letter. In any case, the transaction fee payable to UBS may increase as the transaction value increases. Any transaction fee payable to UBS under the Engagement Letter will be offset by certain fees paid by the Company to UBS prior to the closing of the equity investment or sale transaction. At June 30, 2005, such fees totaled $270,000. The Company is also obligated to pay a transaction fee to UBS if, during the one year period following the expiration or termination of the Engagement Letter, the Company either consummates or enters into an agreement that results in an equity investment or sale transaction with any party identified to the Company by UBS as part of their engagement or with which the Company had discussions during the term of the Engagement Letter.
     On April 15, 2005, the Company and its wholly owned subsidiary Annuity and Life Reassurance, Ltd. were served with a Writ of Summons from the Bermuda Supreme Court, whereby Rodney Cordle, a former employee of the Company, alleges that the Company and its subsidiary failed to pay a monthly housing allowance to him in accordance with the terms of his employment agreement. Mr. Cordle is seeking $287,403 plus damages, interest and costs. The Company and its subsidiary have engaged attorneys to defend the litigation and cannot predict the outcome of this case at this time.

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
     Our company has encountered significant difficulties during the last four years. In addition to reporting significant operating losses for those years, we have reduced our operations significantly through the novation, termination and recapture of many of our life and annuity reinsurance agreements. We continue to receive premiums and pay claims under our remaining reinsurance treaties; however, we are not currently underwriting any new treaties or accepting any new business from our existing treaties.
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
     In connection with the novations of the life reinsurance agreements, approximately $28.9 million of collateral held in a trust established with respect to our life reinsurance agreement with Scottish Re was transferred to Transamerica. In addition, $23.8 million of the letters of credit we posted in connection with our life reinsurance agreement with F&G were cancelled and the collateral securing those letters of credit was released to us. Approximately $39.6 million was paid to Transamerica in connection with the novation and recapture transactions from this collateral, including $18.5 million as consideration for the novations, a $14.0 million termination premium and approximately $7.1 million for amounts due to Transamerica on December 1, 2004. Following those payments, approximately $13.1 million of cash and securities previously posted as collateral was released to us. On March 30, 2005, we received a demand letter from Transamerica stating that $7.0 million was owed to Transamerica as an adjustment to the F&G policy benefit reserves. On June 14, 2005, we received an additional letter from Transamerica revising its original demand to $6.0 million. Because we have been unable to resolve this issue through continued discussions with Transamerica, we have sought adjudication of the dispute in accordance with the provisions of the Master Agreement. While there can be no assurances, we do not believe that Transamerica is entitled to this $6.0 million.
     Our remaining life reinsurance agreements are the reinsurance of ordinary life insurance, primarily for mortality risk. Profitability of our life reinsurance line depends in large part on the volume and amount of death claims incurred. While death claims are reasonably predictable over a long time horizon, they are less predictable over shorter periods and are subject to fluctuation from quarter to quarter and year to year, particularly given the relatively small size of our in force business as a result of recaptures and terminations in previous periods. Significant fluctuations from period to period could adversely affect the results of our operations. Similarly, claims experience that exceeds what we anticipated at the time we enter into reinsurance agreements can also adversely affect the results of our operations, as occurred in 2003 and 2002. At June 30, 2005 and December 31, 2004, the total face amount of our life insurance in force was approximately $2.2 billion and $2.3 billion, respectively.
     Our remaining annuity reinsurance agreement reinsures general account fixed deferred annuities. Profitability of this agreement is primarily dependent on earning a spread between the interest rate earned on the assets under management and the interest rate credited to the policyholder. This agreement is market and interest rate sensitive. Fluctuations in the general level of interest rates and fixed income markets from period to period may cause fluctuations in the profitability of this agreement. At June 30, 2005 and December 31, 2004, our liability for annuity reinsurance agreements amounted to approximately $53.8 million and $57.8 million, respectively.
     Because our financial results are heavily dependent on three life reinsurance agreements and one remaining annuity reinsurance agreement, large fluctuations in actual experience under any one of these agreements could cause volatility in our overall financial results.
     While we believe we have sufficient operating liquidity to sustain our operations for at least the next twelve months, we continue to explore strategic alternatives to attempt to maximize shareholder value. These alternatives include, but are not limited to, a merger, sale, joint venture, sale of assets, including our remaining reinsurance agreements, or other comparable transaction. We cannot make any assurance that these transactions will be completed on favorable terms. For a more detailed discussion of certain factors that could materially and adversely affect our financial condition and results of operations, please see — Forward-Looking Statements.
Critical Accounting Policies
     Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require our management to make estimates and assumptions that affect the amounts of our assets, liabilities, stockholders’ equity and results of operations. We believe that the following critical accounting policies, as well as those set forth in our Form 10-K for the year ended December 31, 2004, detail the more significant estimates and assumptions used in the preparation of our unaudited condensed consolidated financial statements.
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
     Consistent with our accounting policies, we review the key assumptions used in determining the carrying value of our deferred acquisition cost associated with our annuity reinsurance agreement each quarter. A change in these assumptions could result in additional charges that would adversely impact future results of operations. If our assumptions for total returns prove to be inaccurate, or if lapse rates exceed our assumptions, we may be required to record additional write downs of deferred acquisition costs, which would adversely impact future results of operations. For example, assuming no change in lapse assumptions, the net impact of a 100 basis point decrease in our total return assumptions in all future years would have required an additional write down of deferred acquisition costs of approximately $1,400,000 as of June 30, 2005.
     Embedded Derivatives. We have concluded that there is an embedded derivative within the Funds withheld at interest related to our annuity reinsurance agreement with Lafayette Life Insurance Company (“Lafayette”) that requires bifurcation and separate accounting under Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities. This embedded derivative is similar to a total return swap arrangement on the underlying assets held by Lafayette. The fair value of the embedded derivative is classified as part of our Funds withheld asset on our balance sheet. We have developed a cash flow model with the assistance of outside advisors to arrive at an estimate of the fair value of this total return swap that uses various assumptions regarding future cash flows under the agreement. The fair value of the embedded derivative is influenced by changes in credit risk, changes in expected future cash flows under the agreement and interest rates. The change in fair value of the embedded derivative is recorded in our statement of operations as Net change in fair value of embedded derivatives.
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
     AICPA Statement of Position (SOP) 03-1. In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-1 (“SOP”), “Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts”, which provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. The SOP is effective for financial statements for fiscal years beginning after December 15, 2003. We adopted the SOP as of January 1, 2004. We no longer have any reinsurance agreements that are affected by the SOP.
     Stock-Based Compensation. On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all entities to recognize within compensation expense an amount equal to the fair value of share-based payments granted to employees and is effective as of the beginning of the first quarter of the first fiscal year that begins after June 15, 2005. We already record compensation expense for awards of stock options and restricted stock to employees based on the fair value of the awards, consequently this statement will not impact our results of operations or financial condition.
     If actual events differ significantly from the underlying estimates and assumptions used by us in the application of any of the aforementioned accounting policies, there could be a material adverse effect on our results of operations and financial condition.
Operating Results
     Net Loss. For the three months ended June 30, 2005, we had a net loss of $(539,968), or $(0.02) per basic and fully diluted common share, as compared with a net loss of $(6,430,378), or $(0.25) per basic and fully diluted common share, for the three months ended June 30, 2004. For the six months ended June 30, 2005, we had a net loss, after the cumulative effect of a change in accounting principle, of $(1,308,631), or $(0.05) per basic and fully diluted common share, as compared to net loss of $(5,595,983), or $(0.22) per basic and fully diluted common share, for the six months ended June 30, 2004.
     Our loss for the three and six months ended June 30, 2005 was the result of our operating expenses exceeding our net investment income as a result of the significantly reduced size of our remaining book of business. In addition, during the first six months of 2005 we encountered favorable experience relative to our assumptions at December 31, 2004 on the Scottish Re and F&G life reinsurance agreements that were novated to Transamerica at December 31, 2004. Our net loss during the three and six months ended June 30, 2004 was primarily due to the $5,000,000 accrual for our portion of the settlement payment under the shareholder lawsuit.
     Net Premiums. Net premium revenue for the three and six months ended June 30, 2005 was $2,927,917 and $8,416,183, a decrease of 72% and 66%, respectively, from net premium revenue of $10,348,881 and $24,659,522, respectively, for the three and six month periods ended June 30, 2004. Substantially all premium revenue was derived from traditional ordinary life reinsurance agreements. The decline in premium revenue reflects the significant reduction of business in force resulting from the novations of our life reinsurance agreements with Scottish Re and F&G as of December 31, 2004. At June 30, 2005, the total face amount of life insurance in force decreased to approximately $2.2 billion, as compared with approximately $16.5 billion at June 30, 2004. Our largest life reinsurance agreement represented approximately $0.2 billion of life insurance in force at June 30, 2005 and approximately $4.9 million of premium revenue for the six months ended June 30, 2005.
     Net Investment Income. Total net investment income for the three and six months ended June 30, 2005 was $1,609,615 and $3,275,624, respectively, as compared with $3,844,066 and $13,094,801, respectively, for the three and six months ended June 30, 2004. Net investment income is comprised of income earned on our general account assets and income earned on assets held and managed by our reinsurance ceding companies under modified coinsurance contracts, which we refer to as Funds withheld.
     Net investment income earned on our general account assets for the three and six months ended June 30, 2005 was approximately $955,000 and $1,941,000, respectively, as compared to $1,396,000 and $2,951,000, respectively, for the three and six months ended June 30, 2004. The average annualized yield rate earned on our general account assets for the three and six months ended June 30, 2005 was approximately 3.88% and 3.48%, respectively, as compared with approximately 3.39% and 3.24%, respectively, for the three and six months ended June 30, 2004. Because the amount of our cash and invested assets has decreased significantly due to payments associated with the novation of certain life reinsurance agreements to Transamerica as of December 31, 2004, we expect our net investment income earned on our general account assets for 2005 to be substantially less than 2004.
     Net investment income earned on Funds withheld for the three and six months ended June 30, 2005 was approximately $655,000 and $1,334,000, respectively, as compared to approximately $2,448,000 and $10,144,000, respectively, for the three and six months ended June 30, 2004. The decrease in investment income on our Funds withheld was the result of our annuity reinsurance agreement with Transamerica being recaptured as of December 1, 2004. Approximately $1.7 million and $8.7 million, respectively, of net investment income earned on Funds withheld for the three and six months ended June 30, 2004 related to our annuity reinsurance agreement with Transamerica. The average annualized yield rates earned on Funds withheld were approximately 4.80% and 4.89%, respectively, for the three and six months ended June 30, 2005, as compared with 4.99% and 4.50%, respectively, for the three and six months ended June 30, 2004. For purposes of calculating the average yield rates earned on our Funds withheld at interest, we include our share of the investment income and net realized capital gains and losses as reported to us through our settlements with our ceding companies.
     Net Realized Investment (Losses) Gains. Net realized investment (losses) gains for the three and six months ended June 30, 2005 were $(6) and $401,144, respectively, as compared with net realized investment (losses) gains of $(137,885) and $541,040, respectively, for the three and six months ended June 30, 2004. The level of net realized investment gains for both periods reflected the transfer and sale of securities in our investment portfolio to ceding companies in connection with the termination and recapture of certain of our reinsurance agreements in the first six months of 2005 and 2004. Although we have moved a greater portion of our invested assets into longer duration investments, we continue to hold a relatively large portion of our assets in short duration investments. We will adjust our investment strategy based on developments in the markets and our business and those adjustments may result in realized gains or losses being recognized. We make decisions concerning the sales of invested assets based on a variety of market, business and other factors.
     Net Change in the Fair Value of Embedded Derivatives. Under SFAS No. 133, we have been required to bifurcate and separately account for the embedded derivatives contained in our annuity reinsurance agreement with Lafayette. Unrealized changes in the fair value of the embedded derivative are reflected in our results of operations. For the three and six months ended June 30, 2005, the net change in fair value of our embedded derivatives was an unrealized (loss) gain of $(35,736) and $451,409, respectively. For the three and six months ended June 30, 2004, the net change in fair value of our embedded derivatives was an unrealized gain of $518,786 and $1,126,174, respectively.
     Surrender Fees and Other Revenue. Surrender fees and other revenue for the three and six months ended June 30, 2005 were $30,677 and $61,313, respectively, as compared with $1,510,568 and $2,585,500, respectively, for the three and six months ended June 30, 2004. For the six months ended June 30, 2005, this income was solely derived from surrender fees related to our fixed annuity agreement with Lafayette. Approximately $1.5 million and $2.5 million, respectively, of surrender fee revenue was generated on account of our annuity reinsurance agreement with Transamerica for the three and six months ended June 30, 2004. In light of the termination and recapture of our annuity reinsurance agreement with Transamerica, effective as of December 1, 2004, we do not expect to report significant surrender fee revenue in future periods.
     Claims and Policy Benefits. Claims and policy benefits include both life and variable annuity benefits, which, during the first half of 2004, included GMDB and GMIB. Claims and policy benefits for the three months ended June 30, 2005 and 2004 were $1,587,086 and $8,769,049, or 54% and 85% of net premiums, respectively. For the six months ended June 30, 2005 and 2004, claims and policy benefits were $6,189,529 and $19,013,707, or 74% and 77% of net premiums, respectively. The absolute decline in claims and policy benefits compared to the same period in 2004 was the result of the significant reduction of life insurance in force from approximately $16.5 billion at June 30, 2004 to approximately $2.2 billion at June 30, 2005. This included the termination of our GMDB/GMIB agreement with CIGNA which was effective July 1, 2004 as well as the novation of our life reinsurance agreements with Scottish Re and F&G to Transamerica as of December 31, 2004. While the novations of these life reinsurance agreements will reduce claims and policy benefits throughout 2005, they may increase volatility in the level of claims and policy benefits as a percentage of premiums.
     Interest Credited to Interest Sensitive Products. Interest credited to interest sensitive products, which are liabilities we assume under certain annuity reinsurance agreements, was $257,075 and $626,253, respectively, for the three and six months ended June 30, 2005, as compared with $1,822,643 and $5,351,892, respectively, for the three and six months ended June 30, 2004. The reduction in interest credited to Interest sensitive products for the three and six months ended June 30, 2005 as compared to the same periods in 2004 was due to the recapture and termination of our annuity reinsurance agreement with Transamerica which was effective December 1, 2004. For the three and six months ended June 30, 2005, Interest credited to interest sensitive products related entirely to our fixed annuity agreement with Lafayette. Interest credited to interest sensitive products for the three and six months ended June 30, 2004 included lifetime minimum interest guarantee payments of approximately $3,583,000 and $5,411,000, respectively, related to our Transamerica agreement.
     Policy Acquisition Costs and Other Insurance Expenses. Policy acquisition costs and other insurance expenses, consisting primarily of allowances and amortization and write downs of deferred policy acquisition costs, for the three and six months ended June 30, 2005 were $1,008,209 and $2,364,446, respectively, as compared with $4,654,527 and $12,835,524, respectively, for the three and six months ended June 30, 2004. The decrease for the three and six months ended June 30, 2005 reflects the reduction in the size of our book of business as a result of the termination and recapture of our annuity reinsurance agreement with Transamerica and the novation of our life reinsurance agreements with Scottish Re and F&G to Transamerica.
     Operating Expenses. Operating expenses for the three months ended June 30, 2005 were $2,220,065 or 49% of total revenue (excluding the net change in fair value of embedded derivatives), as compared with $7,268,575 or 47% of total revenue (excluding the net change in fair value of embedded derivatives) for the three months ended June 30, 2004. Operating expenses for the six months ended June 30, 2005 were $4,734,076 or 39% of total revenue (excluding the net change in fair value of embedded derivatives), as compared to $10,035,937 or 25% of total revenue (excluding the net change in fair value of embedded derivatives) for the six months ended June 30, 2004. The decrease in expenses for the three and six months ended June 30, 2005 reflects the accrual of $5,000,000 for the settlement of the purported shareholder class action lawsuit in June 2004.
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
     Our life segment is our largest segment as measured by revenues. Life segment income for the three months ended June 30, 2005 was $950,879, as compared with segment income of $734,366 for the three months ended June 30, 2004. Segment income for the six months ended June 30, 2005 was $1,130,561, as compared to segment income of $908,946 for the six months ended June 30, 2004.
     Segment revenues for the three months ended June 30, 2005 declined 69% to $3,314,514 from $10,515,041 for the three months ended June 30, 2004. Segment revenues for the six months ended June 30, 2005 declined 63% to $9,282,433 from $25,130,541 for the six months ended June 30, 2004. This decline reflects our reduced levels of life insurance in force as a result of novations of life reinsurance agreements at the end of 2004. In addition, net investment income attributable to the life segment for the first six months of 2005 decreased by approximately $907,000, as compared with the first six months of 2004, reflecting reduced invested assets in the life segment as a result of the novations to Transamerica at the end of 2004.
     Segment policy benefits and expenses decreased 76% to $2,363,635 for the three months ended June 30, 2005, as compared with $9,780,675 for the three months ended June 30, 2004. Segment policy benefits and expenses for the six months ended June 30, 2005 decreased 66% to $8,151,872, as compared to $24,221,596 for the six months ended June 30, 2004. The decline is attributable to the significant reduction in life insurance in force at the end of 2004 when our agreements with F&G and Scottish Re were novated to Transamerica. While novations of life reinsurance agreements in 2004 have reduced claims and policy benefits in the first six months of 2005, they may increase volatility in the level of claims and policy benefits as a percentage of premiums in the future.
     Annuity Segment. Our annuity reinsurance segment has historically consisted of the reinsurance of general account fixed deferred annuities and certain minimum guarantees arising from variable annuities. We currently have only one remaining annuity reinsurance agreement, which covers individual general account single premium deferred annuity policies, which involve the tax-deferred accumulation of interest on a single premium paid by the policyholder (accumulation phase policies). Accumulation phase policies are subject primarily to investment risk and persistency (lapse) risk. Historically, we have also reinsured certain guarantees associated with variable annuity agreements, including GMDB and GMIB. At June 30, 2005, we no longer reinsured any GMDB or GMIB due to the recapture of our reinsurance agreement with CIGNA in 2004.

     Our annuity segment has historically contained the majority of our assets and exposes us to significant volatility in our results from operations due to the application of SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. We must currently bifurcate and separately account for the embedded derivative associated with our annuity reinsurance agreement with Lafayette, and we have had to do so for other annuity reinsurance agreements in the past. This unrealized change in the value of the derivative is reported in our statement of operations each quarter. The change in the value of the derivative can be large, and is driven by financial market conditions, most notably credit risk related changes.
     Annuity segment loss was $(42,212) for the three months ended June 30, 2005, as compared with a loss of $(1,213,612) for the three months ended June 30, 2004. The segment loss for the three months ended June 30, 2005 was largely the result of the net unrealized loss on our embedded derivatives of $(35,736) on our agreement with Lafayette. The decline in segment loss is due to the termination and recapture of the Transamerica annuity agreement at the end of 2004. During the three months ended June 30, 2004, the Transamerica annuity reinsurance agreement incurred a loss of approximately $(1,780,000). For the six months ended June 30, 2005, segment income was $394,948 as compared to segment loss of $(245,958) for the six months ended June 30, 2004. The segment income for the six months ended June 30, 2005 was largely the result of the net unrealized gain on our embedded derivatives of $451,409 on our agreement with Lafayette.
     Total revenue for our annuity segment declined 87% to $644,128 for the three months ended June 30, 2005, as compared with $5,002,269 for the three months ended June 30, 2004. Total revenue for our annuity segment declined 88% to $1,837,937 for the six months ended June 30, 2005, as compared with $14,922,344 for the six months ended June 30, 2004. This decline is due to the termination and recapture of our annuity reinsurance agreement with Transamerica in 2004 and was primarily caused by decreased investment income on our Funds withheld assets as a result of smaller asset base. Approximately $1.7 million and $8.7 million, respectively, of net investment income earned on Funds withheld for the three and six months ended June 30, 2004 was related to our annuity reinsurance agreement with Transamerica.
     Policy benefits and expenses for the annuity segment declined 89% to $686,340 for the three months ended June 30, 2005, as compared with $6,215,881 for the three months ended June 30, 2004. These expenses declined 90% to $1,442,989 for the six months ended June 30, 2005, as compared with $14,802,342 for the six months ended June 30, 2004. The primary components of these expenses are interest credited to policyholders, payments for minimum interest guarantees, payments and reserve changes for minimum guarantees associated with variable annuity contracts and write downs and amortization of deferred acquisition costs. The decline in policy benefits and expenses is primarily due to the termination and recapture of our annuity reinsurance agreement with Transamerica as of December 1, 2004. Policy benefits and expenses included minimum interest guarantee payments on the Transamerica annuity reinsurance agreement of approximately $3,583,000 and $5,411,000, respectively, for the three and six months ended June 30, 2004.
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
     Segment losses of $(1,448,635) and $(2,834,140), respectively, were incurred for the three and six months ended June 30, 2005, as compared with losses of $(5,951,132) and $(6,258,971), respectively, for the three and six months ended June 30, 2004. The decrease in segment loss for the three and six months ended June 30, 2005 reflects the accrual of $5,000,000 for the settlement of the purported shareholder class action lawsuit in June 2004. Revenues increased by 1% to $573,825 for the three months ended June 30, 2005, as compared with $567,106 for the three months ended June 30, 2004, and declined by 24% to $1,485,303 for the six months ended June 30, 2005, as compared with $1,954,152 for the six months ended June 30, 2004. This decrease in segment revenues was primarily the result of lower investment income earned on general account assets as a result of the reduced level of invested assets.
     Segment benefits and expenses decreased significantly to $2,022,460 for the three months ended June 30, 2005, as compared with $6,518,238 for the three months ended June 30, 2004. Segment benefits and expenses decreased to $4,319,443 for the six months ended June 30, 2005, as compared with $8,213,123 for the six months ended June 30, 2004. These decreases reflect the $5,000,000 accrual for the anticipated settlement of the purported shareholder class action lawsuit in June 2004.
Financial Condition
Investments
     At June 30, 2005 and December 31, 2004, a large portion of our invested assets, including cash and cash equivalents, were posted as collateral to secure our obligations under reinsurance agreements and letter of credit facilities or were required to maintain the statutory capital and surplus requirements of our U.S. operating subsidiary. At June 30, 2005, our invested assets, including cash and cash equivalents, had an aggregate fair value of $96,387,843, as compared with an aggregate fair value of $138,428,894 at December 31, 2004. The decline in our invested assets during the first six months of 2005 was primarily due to the payment to Transamerica of $18,500,000 as consideration for the novations of our agreements with Scottish Life and F&G to Transamerica, $14,000,000 for the termination and recapture of our annuity reinsurance agreement with Transamerica and approximately $7,100,000 for amounts due to Transamerica through November 30, 2004. At June 30, 2005, gross unrealized gains totaled $673,675, as compared to gross unrealized gains of $1,266,517 at December 31, 2004. At June 30, 2005 and December 31, 2004, the weighted average duration of the fixed income securities included in our invested assets was 2.6 and 2.9 years, respectively, and the weighted average investment quality rating was “AA” at the end of each period.
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
     At both June 30, 2005 and at December 31, 2004, there was one below investment-grade security held in the portfolio. The market value of non-rated securities held at June 30, 2005 was approximately $838,000. The fair value of such investments varies depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer. As noted above, our investment guidelines require our overall fixed income portfolio to maintain a minimum weighted average credit quality of “A” and limit the amount of our investments in fixed income securities that are non-rated or below investment grade at the time of purchase. We monitor the creditworthiness of the portfolio as a whole, and when the fair market value of a security declines for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its fair value. At June 30, 2005 and December 31, 2004, there were no impaired securities in our portfolio.
     At June 30, 2005, mortgage-backed securities represented approximately 4% of our invested assets, including cash and cash equivalents, as compared with approximately 7% at December 31, 2004. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage-backed securities include collateralized mortgage obligations (“CMO’s”) and mortgage-backed pass-through securities. Mortgage backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in agency mortgage backed securities. Our mortgage backed securities portfolio had a weighted average investment quality rating of “AAA” at both June 30, 2005 and December 31, 2004.
     At June 30, 2005, approximately 46% of our mortgage-backed investment portfolio consisted of securities with planned repayment schedules, as compared with 17% at December 31, 2004. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches of the CMO.

     The following table summarizes our investment results (excluding investment income on assets held and managed by our ceding companies or others on their behalf) for the periods indicated:
Investment Results

	Six Months Ended June 30,		Twelve Months Ended December 31,
	2005	2004	2004	2003	2002
	(Dollars in thousands)
Total invested assets, including cash and equivalents (1)	$96,388	$166,893	$138,429	$197,881	$306,346
Investment income, net of related expenses	$1,941	$2,951	$5,335	$5,924	$25,931
Effective annualized yield rate (2)	3.48%	3.24%	3.51%	2.53%	5.28%
Realized investment gains	$401	$541	$440	$6,407	$19,749

(1)	Fair value at end of the indicated period.

(2)	The effective yield rate equals (i) net investment income divided by (ii) the average of total adjusted invested assets (fixed maturities at amortized cost, including assets on deposit with reinsurers) at the end of each calendar quarter included in the indicated period.
     Funds Withheld at Interest
     As of June 30, 2005, our ceding companies had approximately $53.3 million in assets that were held and managed by them under our modified coinsurance and coinsurance funds withheld arrangements. Approximately $48.1 million of the funds withheld at interest relates to our modified coinsurance annuity reinsurance agreement with Lafayette, with the remaining $5.2 million related to a coinsurance funds withheld life reinsurance agreement.
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
     The average yield rate earned on the invested premiums funding our annuity obligations to Lafayette was approximately 4.8% and 4.9%, respectively, for the three and six months ended June 30, 2005 and approximately 4.9% and 4.5%, respectively, for the three and six months ended June 30, 2004. For purposes of calculating the average yield rate earned on assets held and managed by our ceding companies, we include our share of the investment income and net realized capital gains and losses as reported to us through our settlements with our ceding companies.
     The performance of the assets held and managed by our ceding companies depends to a great extent on the ability of the ceding company and its investment managers to make appropriate investments consistent with their investment guidelines. If these assets do not achieve investment returns sufficient to meet our obligations on the underlying policies, we could experience unexpected losses.
Lafayette Annuity Reinsurance Agreement
     Approximately $48.1 million, or 90%, of our funds withheld at interest receivable, approximately $53.8 million, or 100%, of our interest sensitive contracts liability, and approximately $2.8 million, or 49%, of the deferred acquisition costs on our balance sheet related to our annuity reinsurance agreement with Lafayette as of June 30, 2005. As a result of the termination and recapture of our annuity reinsurance agreement with Transamerica effective as of December 1, 2004, we expect that the assets and liabilities associated with the Lafayette agreement will represent a significant portion of our total assets and liabilities in future periods. The amount of deferred acquisition costs we record as an asset on our balance sheet related to our agreement with Lafayette is based on a series of assumptions related to the investment performance of the assets supporting our liabilities under the agreement, as well as future lapse rates for the underlying policies. These assumed lapse rates include assumptions regarding future full surrenders, partial withdrawals, annuitizations and policyholder deaths. While we believe our investment and lapse estimates to be reasonable, they are estimates of future events and we cannot assure you that they will prove to be accurate. If such assumptions turn out to be inaccurate, we could be required to write off additional deferred acquisition costs, which would have a significant adverse impact on our results of operations in future periods.
     The assets funding the policyholder obligations under our annuity reinsurance agreement with Lafayette have an average credit quality of “A-” and an average duration of 3.6 years. The average yield rates on the assets held and managed by Lafayette was approximately 4.6% as of June 30, 2005. At June 30, 2005, none of the assets were invested in below investment grade or non-rated securities. The premiums paid in connection with the underlying policies have been invested in investment grade bonds and mortgage backed securities.
     According to information provided by Lafayette, at June 30, 2005, the assets funding the policyholder obligations under our annuity reinsurance agreement were comprised of the following:

			% of Total
Type of Security	Book Value(1)	Market Value	Market Value
Investment grade US corporate bonds	$44,273,372	$46,033,804	82.9%
Mortgage-backed securities	5,800,969	6,306,895	11.4%
Government bonds	3,186,099	3,186,099	5.7%

Total invested assets	$53,260,440	$55,526,798	100.0%

Accrued investment income		769,702

Total market value, including accrued investment income		$56,296,500

(1)	Book values are statutory book values reported to us by Lafayette for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with Lafayette. We believe this presents a better understanding of potential future returns and cash flows under the agreement.
     According to information provided by Lafayette, at June 30, 2005, the credit ratings of the assets (excluding accrued investment income) funding the policyholder obligations under our annuity reinsurance agreement were approximately as follows:

			% of Total
Ratings(1)	Book Value(2)	Market Value	Market Value
AAA	$5,473,766	$5,475,141	9.9%
AA	3,287,147	3,447,999	6.2%
A	14,376,284	15,040,999	27.1%
BBB	30,123,243	31,562,659	56.8%

Total invested assets	$53,260,440	$55,526,798	100.0%

Accrued investment income		769,702

Total market value, including accrued investment income		$56,296,500

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on an equivalent rating assigned by the National Association of Insurance Commissioners.

(2)	Book values are statutory book values reported to us by Lafayette for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with Lafayette. We believe this presents a better understanding of potential future returns and cash flows under the agreement.
     According to information provided by Lafayette, at June 30, 2005, the maturity distribution of the assets funding the policyholder obligations under our annuity reinsurance agreement was as follows:

			% of Total
Maturity	Book Value(1)	Market Value	Book Value
Within one year	$10,596,958	$10,659,512	19.2%
From one to five years	21,160,922	22,321,940	40.2%
From six to ten years	18,909,687	19,630,082	35.3%
More than ten years	2,592,873	2,915,264	5.3%

Total all years	$53,260,440	$55,526,798	100.0%

(1)	Book values are those statutory book values reported to us by Lafayette for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with Lafayette. We believe this presents a better understanding of potential future returns and cash flows under the agreement.
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
     Under the terms of our reinsurance agreements, we are required to provide letters of credit or fund trust accounts with liquid assets to satisfy the collateral requirements of our ceding companies. At June 30, 2005 and December 31, 2004, letters of credit totaling $10,500,000 and $35,100,000, respectively, had been issued in the ordinary course of our business by our bankers in favor of certain ceding insurance companies (including our U.S. operating subsidiary) to provide security and meet regulatory requirements. At June 30, 2005 and December 31, 2004, cash and investments of approximately $15,200,000 and $41,300,000, respectively, were pledged as collateral for letters of credit. At June 30, 2005 and December 31, 2004, cash and investments of nil and approximately $28,900,000, respectively, were held in trust for the benefit of certain of our ceding insurance companies to provide security and to meet regulatory requirements. At June 30, 2005, we had satisfied the collateral requirements of all of our ceding companies.
     We have two reinsurance operating subsidiaries, one of which is based in and operates out of Bermuda, and the other of which is based in and operates out of the United States. Our Bermuda operating subsidiary reinsures a large portion of the reinsurance business written by our U.S. operating subsidiary. The primary purpose of this reinsurance is to provide reinsurance capacity to our U.S. operating subsidiary so that it can compete in its market place. Our Bermuda operating subsidiary also has made capital infusions into the U.S. operating subsidiary to allow the U.S. Company to maintain targeted statutory surplus levels and to provide cash and securities as collateral for the reinsurance cessions the U.S. operating subsidiary makes to the Bermuda operating company. At June 30, 2005, approximately $50,800,000 of our cash and cash equivalents and fixed income securities were held by the U.S. operating subsidiary and were not available to us or our Bermuda operating subsidiary to fund our liquidity or collateral needs.
     In connection with the novations of the life reinsurance agreements, approximately $28,900,000 of collateral held in a trust established with respect to our life reinsurance agreement with Scottish Re was transferred to Transamerica. In addition, $23,800,000 of letters of credit we posted on behalf of our life reinsurance agreement with F&G was cancelled and the collateral securing those letters of credit was released to us. Approximately $39,600,000 was paid to Transamerica in connection with the novation and recapture transactions from this collateral, including $18,500,000 as consideration for the novations, a $14,000,000 termination premium and approximately $7,100,000 for amounts due to Transamerica as of December 1, 2004. Following those payments, approximately $13,100,000 of cash and securities previously posted as collateral was released to us. On March 30, 2005, we received a demand letter from Transamerica stating that $7,000,000 was owed to Transamerica as an adjustment to the F&G policy benefit reserves. On June 14, 2005, we received an additional letter from Transamerica revising its original demand to $6,000,000. Because we have been unable to resolve this issue through continued discussions with Transamerica, we have sought adjudication of the dispute in accordance with the provisions of the Master Agreement. While there can be no assurances, we do not believe that Transamerica is entitled to this $6,000,000.
     Although our liquidity position has improved following the novation and recapture transactions we completed with Transamerica, a large portion of our cash and investments is held by our U.S. operating subsidiary or is posted as collateral under our remaining life reinsurance agreements and is unavailable to fund our operations or those of our Bermuda operating subsidiary.

     At June 30, 2005, our total capitalization, which consisted entirely of equity, was $65,016,137. During 2001, our Board of Directors approved a share repurchase program of up to an aggregate of $25,000,000 of our common shares from time to time in the future if market conditions so dictate. As of June 30, 2005, no shares had been repurchased under this program.
     For the six months ended June 30, 2005, we utilized $41,566,790 of our cash and equivalents to fund operating activities, as compared with using cash and equivalents of $28,450,290 from our operating activities for the six months ended June 30, 2004. The utilization of our cash and equivalents during the first six months of 2005 primarily reflects the $18,500,000 payment as consideration for the novations of our agreements with Scottish Life and F&G to Transamerica, the $14,000,000 premium paid to Transamerica for the termination and recapture of our annuity reinsurance agreement and approximately $7,100,000 for amounts due to Transamerica for monthly settlements under our annuity reinsurance agreement through November 30, 2004.
     We have no material commitments for capital expenditures as of June 30, 2005. We continue to receive premiums and pay claims under our remaining reinsurance treaties; however, we are not currently underwriting any new treaties or accepting any new business from our existing treaties. While we believe we have sufficient operating liquidity to sustain our operations through at least the next twelve months, we continue to explore strategic alternatives to attempt to maximize shareholder value. These alternatives include, but are not limited to, a merger, sale, joint venture, sale of assets, including our remaining reinsurance agreements, or other comparable transaction. We cannot make any assurance that these transactions will be completed on favorable terms.
     Both we and our Bermuda operating subsidiary, Annuity and Life Reassurance, are required to comply with the provisions of the Bermuda Companies Act that regulate the payment of dividends and the making of distributions from contributed surplus. Under the Act, neither we nor Annuity and Life Reassurance may declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (i) the relevant company is, or would be after the payment, unable to pay its liabilities as they become due; or (ii) the realizable value of the relevant company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. As of and since December 31, 2002, we have not declared a dividend to shareholders. The declaration and payment of future dividends to holders of our common shares will be at the discretion of our Board of Directors and will depend upon our earnings and financial condition, capital requirements of our subsidiaries, the ability of our operating subsidiaries to pay dividends to us, regulatory considerations and other factors the Board of Directors deems relevant.
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
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures
     The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), have concluded that the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2005.
     Changes in internal control over financial reporting
     In April 2005, the Company resolved one of the material weaknesses that had been identified in its system of internal control caused by a lack of segregation of duties by transferring its computer network administrator responsibilities to an external network management firm.
     There were no other changes to the Company’s system of internal control during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Please refer to “Item 9a. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2004.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes our equity security repurchases during the three months ended June 30, 2005:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs (1)
April 1 – April 30, 2005	—	—	—	$25,000,000
May 1 – May 31, 2005	—	—	—	$25,000,000
June 1 – June 30, 2005	—	—	—	$25,000,000

Total	—	—	—	$25,000,000

(1)	During 2001, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $25,000,000 of its common shares in the future if market conditions so dictate. As of June 30, 2005, no shares had been repurchased under the program.
Item 6. Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.

ANNUITY AND LIFE RE (HOLDINGS), LTD.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNUITY AND LIFE RE (HOLDINGS), LTD.

/s/ John F. Burke

Name: John F. Burke
Date: August 5, 2005	Title: Chief Executive Officer

/s/ John W. Lockwood

Name: John W. Lockwood
Date: August 5, 2005	Title: Chief Financial Officer

Exhibit Index
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.