Form 10-Q
period 2005-09-30
ANNUITY & LIFE RE (HOLDINGS), LTD.
filed 2005-11-09
CIK 1051628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of the registrant’s Common Shares (par value $1.00 per share) outstanding as of November 4, 2005 was 24,543,811.

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ANNUITY AND LIFE RE (HOLDINGS), LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents	$21,749,463	$56,394,484
Fixed maturity investments at fair value (amortized cost of $71,455,17 and $80,767,893 at September 30, 2005 and December 31, 2004, respectively)	71,150,222	82,034,410
Funds withheld at interest	50,962,885	56,415,386
Accrued investment income	677,662	1,155,762
Receivable for reinsurance ceded	77,016,411	82,433,270
Other reinsurance receivables	3,021,878	4,306,931
Deferred policy acquisition costs	5,592,316	6,084,488
Other assets	401,850	580,625

Total Assets	$230,572,687	$289,405,356

Liabilities
Reserves for future policy benefits	$103,758,582	$109,860,843
Interest sensitive contracts liability	50,691,337	57,754,009
Other reinsurance liabilities	13,202,482	49,186,297
Accounts payable and accrued expenses	2,867,363	6,186,995

Total Liabilities	170,519,764	222,988,144

Stockholders’ Equity
Preferred shares (par value $1.00; 50,000,000 shares authorized; no shares outstanding)	—	—
Common shares (par value $1.00; 100,000,000 shares authorized; 24,543,811 and 26,338,528 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively)	24,543,811	26,338,528
Additional paid-in capital	334,116,857	333,810,766
Stock warrants	1,350,000	1,350,000
Unamortized stock based compensation	(107,050)	(490,415)
Accumulated other comprehensive (loss) income	(305,655)	1,016,260
Accumulated deficit	(299,545,040)	(295,607,927)

Total Stockholders’ Equity	60,052,923	66,417,212

Total Liabilities and Stockholders’ Equity	$230,572,687	$289,405,356

See accompanying notes to unaudited condensed consolidated financial statements.

ANNUITY AND LIFE RE (HOLDINGS), LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in U.S. dollars)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Net premiums	$3,584,825	$9,906,337	$12,001,008	$34,565,859
Investment income, net of related expenses	1,531,065	4,780,211	4,806,689	17,875,012
Net realized investment gains (losses)	99,507	(84,868)	500,650	456,172
Net change in fair value of embedded derivatives	654,444	565,939	1,105,853	1,692,113
Surrender fees and other revenues	33,574	1,024,405	94,887	3,609,905

Total Revenues	5,903,415	16,192,024	18,509,087	58,199,061

Benefits and Expenses
Claim and policy benefits	4,591,875	5,669,394	10,781,404	24,683,101
Interest credited to interest sensitive products	359,361	5,513,653	985,614	10,865,545
Policy acquisition costs and other insurance expenses	715,013	5,693,745	3,079,459	18,529,269
Operating expenses	2,865,648	2,410,937	7,599,723	12,446,874

Total Benefits and Expenses	8,531,897	19,287,729	22,446,200	66,524,789

Loss before cumulative effect of a change in accounting principle (Note 5)	(2,628,482)	(3,095,705)	(3,937,113)	(8,325,728)

Cumulative effect of a change in accounting principle	—	—	—	(365,960)

Net Loss	$(2,628,482)	$(3,095,705)	$(3,937,113)	$(8,691,688)

Loss per common share before cumulative effect of a change in accounting principle per common share
Basic	$(0.10)	$(0.12)	$(0.16)	$(0.32)
Diluted	$(0.10)	$(0.12)	$(0.16)	$(0.32)

Cumulative effect of a change in accounting principle per common share
Basic	$—	$—	$—	$(0.01)
Diluted	$—	$—	$—	$(0.01)

Net loss per common share
Basic	$(0.10)	$(0.12)	$(0.16)	$(0.33)
Diluted	$(0.10)	$(0.12)	$(0.16)	$(0.33)
See accompanying notes to unaudited condensed consolidated financial statements.

ANNUITY AND LIFE RE (HOLDINGS), LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in U.S. dollars)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss for the period	$(2,628,482)	$(3,095,705)	$(3,937,113)	$(8,691,688)

Other comprehensive (loss) income:

Unrealized holding (losses) gains on securities arising during the period	(879,823)	1,722,029	(821,265)	(346,583)

Less reclassification adjustment for net realized gains (losses) in net loss	99,507	(84,868)	500,650	456,172

Other comprehensive (loss) income	$(979,330)	$1,806,897	$(1,321,915)	$(802,755)

Total comprehensive loss	$(3,607,812)	$(1,288,808)	$(5,259,028)	$(9,494,443)

See accompanying notes to unaudited condensed consolidated financial statements.

ANNUITY AND LIFE RE (HOLDINGS), LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and in U.S. dollars)

	For the Nine Months Ended
	September 30,
	2005	2004
Preferred shares par value $1.00
Balance at beginning and end of period	$—	$—

Common shares par value $1.00
Balance at beginning of period	$26,338,528	$26,454,195
Issuance of shares	—	—
Cancellation of shares	(1,794,717)	(58,267)

Balance at end of period	$24,543,811	$26,395,928

Additional paid-in capital
Balance at beginning of period	$333,810,766	$334,418,029
Issuance of shares	—	15,000
Cancellation of shares	306,091	(391,085)

Balance at end of period	$334,116,857	$334,041,944

Stock warrants
Balance at beginning of period	$1,350,000	$1,250,000
Issuance of warrants	—	100,000

Balance at end of period	$1,350,000	$1,350,000

Unamortized stock based compensation
Balance at beginning of period	$(490,415)	$(1,509,022)
Issuance of stock based compensation	—	—
Cancellation of stock based compensation	34,725	449,352
Amortization of stock based compensation	348,640	278,294

Balance at end of period	$(107,050)	$(781,376)

Accumulated other comprehensive (loss) income
Balance at beginning of period	$1,016,260	$1,840,849
Net unrealized losses on fixed maturity investments	(1,321,915)	(802,755)

Balance at end of period	$(305,655)	$1,038,094

Accumulated deficit
Balance at beginning of period	$(295,607,927)	$(227,281,472)
Net loss	(3,937,113)	(8,691,688)

Balance at end of period	$(299,545,040)	$(235,973,160)

Total Stockholders’ Equity	$60,052,923	$126,071,430

See accompanying notes to unaudited condensed consolidated financial statements.

ANNUITY AND LIFE RE (HOLDINGS), LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in U.S. dollars)

	For the Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities
Net loss	$(3,937,113)	$(8,691,688)
Adjustments to reconcile net loss to cash used by operating activities:
Net realized investment gains	(500,650)	(456,172)
Net change in fair value of embedded derivatives	(1,105,853)	(1,692,113)
Amortization of premiums on fixed maturity investments	775,412	816,630
Amortization of stock based compensation	348,640	278,294
Stock warrants expense	—	100,000
Cumulative effect of a change in accounting principle	—	365,960
Changes in:
Accrued investment income	478,100	457,700
Other reinsurance receivables	6,701,912	6,776,590
Deferred policy acquisition costs	492,172	9,309,181
Other assets	178,775	(70,940)
Reserves for future policy benefits	(6,102,261)	(7,553,564)
Interest sensitive contracts liability, net of funds withheld at interest	(504,318)	(14,164,633)
Other reinsurance liabilities	(35,983,815)	(40,445,842)
Accounts payable and accrued expenses	(3,319,632)	(1,540,624)

Net cash used in operating activities	(42,478,631)	(56,511,221)

Cash flows from investing activities
Proceeds from sales and maturity of fixed maturity investments	43,514,786	52,924,881
Purchase of fixed maturity investments	(34,227,275)	(19,548,197)

Net cash provided by investing activities	9,287,511	33,376,684

Cash flows from financing activities
Purchase and cancellation of company stock	(1,453,901)	—

Net cash used in financing activities	(1,453,901)	—

Decrease in cash and cash equivalents	(34,645,021)	(23,134,537)

Cash and cash equivalents, beginning of period	56,394,484	80,068,310

Cash and cash equivalents, end of period	$21,749,463	$56,933,773

Non-Cash disclosures: amounts recorded in connection with the cumulative effect of a change in accounting principle

Deferred policy acquisition costs	$—	$(36,154,010)

Reserves for future policy benefits	—	(1,878,760)

Interest sensitive contracts, net of funds withheld at interest	—	38,398,730

Cumulative effect of a change in accounting principle	$—	$365,960

See accompanying notes to unaudited condensed consolidated financial statements.

ANNUITY AND LIFE RE (HOLDINGS), LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
     Annuity and Life Re (Holdings), Ltd. (“Holdings”) was incorporated on December 2, 1997 under the laws of Bermuda. Holdings provides annuity and life reinsurance to insurers and reinsurers through its wholly-owned subsidiaries: Annuity and Life Reassurance, Ltd., which is licensed under the laws of Bermuda as a long term insurer, Annuity and Life Re America, Inc., an insurance holding company based in the United States of America, and Annuity and Life Reassurance America, Inc., a life insurance company domiciled in the United States of America. Holdings, Annuity and Life Reassurance, Ltd., Annuity and Life Re America, Inc. and Annuity and Life Reassurance America, Inc. are collectively referred to herein as the “Company.”
     As a result of significant operating losses over the past four years, the Company has reduced its operations significantly through the novation, termination and recapture of many of its life and annuity reinsurance agreements. The Company continues to receive premiums and pay claims under its remaining reinsurance treaties; however, as more fully described in Note 2, the Company has entered into an agreement to novate, or 100% coinsure, its remaining reinsurance treaties effective on June 30, 2005. If the transactions contemplated by this agreement are consummated, the Company will either be released from or indemnified for its obligations under each of its remaining reinsurance treaties.
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 10-K as of and for the year ended December 31, 2004. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in Note 4 to the Company’s audited consolidated financial statements as of and for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full year.
2. Significant Events
     Wilton Re Transaction
     On August 10, 2005, the Company entered into a Master Agreement (the “Master Agreement”) with Prudential Select Life Insurance Company of America and Wilton Reinsurance Bermuda Limited (collectively, the “Wilton Subsidiaries”), each a direct or indirect wholly-owned operating subsidiary of Wilton Re Holdings, Ltd. The Master Agreement provides for the novation to or 100% coinsurance by the Wilton Subsidiaries effective as of June 30, 2005 (the “Effective Date”) of the Company’s life and annuity reinsurance treaties (the “Treaties”) identified in the Master Agreement. The Master Agreement contemplates that the Company and the Wilton Subsidiaries will use commercially reasonable efforts to obtain the consent of each counterparty to the Treaties to the novation of such Treaties to the Wilton

Subsidiaries. If any of these consents cannot be obtained, then the Company and the appropriate Wilton Subsidiary will enter into a 100% indemnity coinsurance agreement with respect to such Treaties, effective as of the Effective Date.
     Upon the closing of the transactions contemplated by the Master Agreement, the Company will pay the Wilton Subsidiaries an aggregate settlement amount equal to $91.6 million, less any expense reimbursement payments previously made by the Company to the Wilton Subsidiaries in connection with the transactions, plus the amount of interest that will have accrued since June 30, 2005 at fixed rates specified in the Agreement on certain assets being transferred to the Wilton Subsidiaries. The $91.6 million settlement amount will consist of the funds withheld held by the cedents under certain of the Treaties on the Effective Date, which assets totaled approximately $58.4 million on that date, and cash and invested assets of approximately $33.2 million. If the cash flows arising from the Treaties and the earnings on the invested assets to be transferred to the Wilton Subsidiaries are positive between the Effective Date and the closing date of the Master Agreement (the “Closing Date”), such positive amount will be paid to the Wilton Subsidiaries. If such cash flows and earnings are negative, the negative of that amount will be paid to the Company.
     Between the date of the Master Agreement and the first day of the first calendar month beginning at least 28 days after the Closing Date or such other date as the parties shall mutually agree (such date, the “Transition Date”), the Company will continue to administer the Treaties in a manner consistent with current practices. The Wilton Subsidiaries will pay the Company a fee of $30,000 per month for these administration services and will reimburse the Company to the extent that the cost of any approved third party engaged to provide such services exceeds the $30,000 fee.
     The Master Agreement includes mutual indemnification provisions covering, among other things, all costs and expenses arising or resulting from any breach of any representation or warranty, any breach of any covenant and certain excluded liabilities. Neither the Company nor the Wilton Subsidiaries will have any liability for indemnification with respect to losses relating to breaches of representations or warranties under the Master Agreement, unless and until the total of all such losses exceeds $25,000, and then only for the amount by which such losses exceed $25,000. The total liability for losses relating to breaches of representations or warranties under the Master Agreement shall not exceed $2,000,000 in the aggregate for the Company, on the one hand, or the Wilton Subsidiaries, on the other hand. In order to secure their indemnification obligations under the Master Agreement, each of the Company’s subsidiaries is required to maintain statutory capital and surplus of at least $2,000,000 for 18 months following the Closing Date, and the Company has agreed not to take any action that would reduce the statutory capital and surplus of the Company’s subsidiaries below such levels.
     The consummation of the transactions contemplated by the Master Agreement is subject to certain closing conditions, including the receipt of requisite regulatory and other approvals, including the approval of the Company’s shareholders and retrocessionaires. In connection with the execution of the Master Agreement, the Company’s directors and officers, as well as certain significant shareholders, executed voting agreements obligating them to vote in favor of the transactions contemplated by the Agreement (the “Voting Agreements”). Directors, officers and shareholders holding collectively approximately 29.3% of the Company’s outstanding common shares as of the date of the Master Agreement (or 26.4% of the outstanding common shares entitled to vote as of such date after giving effect to certain voting cutback provisions in the Company’s Bye-laws) signed voting agreements. As of September 30, 2005, the number of common shares held by directors, officers and shareholders who signed voting agreements totaled approximately 31.5% of the Company’s outstanding common shares, or 28.1% of the outstanding common shares entitled to vote as of such date after giving effect to the voting cutback provisions in the Company’s Bye-laws.

     The Master Agreement is terminable by any party if the closing of the transactions has not occurred on or before January 2, 2006 and may also be terminated, in limited circumstances, by the Company if the Company’s Board of Directors determines it has a fiduciary obligation to pursue a superior proposal. In such case, the Voting Agreements would terminate and the Company would be obligated to pay the Wilton Subsidiaries a $500,000 “break-up” fee and any out of pocket expenses they incurred in connection with the transactions. If the Master Agreement is terminated by any party due to the failure of the Company’s shareholders to approve the transaction, the Company would be obligated to reimburse the Wilton Subsidiaries for the out of pocket expenses they incurred in connection with the transactions. UBS Investment Bank acted as the Company’s financial advisor in connection with the transactions contemplated by the Master Agreement.
     Upon consummation of the transactions, the Company anticipates that it will recognize a loss of approximately $13.0 to $15.0 million, primarily reflecting the excess of the sum of the aggregate carrying value of the cash and assets transferred to Wilton, plus transaction costs and a write-off of deferred acquisition costs, over the aggregate carrying value of the liabilities assumed by Wilton. Following the consummation of the transactions contemplated by the Master Agreement, the financial condition and results of operations of the Company will remain subject to certain contingencies, including obligations for amounts that may be due under previously terminated or recaptured reinsurance agreements relating to deaths occurring prior to such terminations or recaptures and obligations that have been 100% reinsured with third parties, but for which the Company remains liable in the event the reinsurer is unable or unwilling to pay its obligations. The Company also remains subject to certain third party claims, including an outstanding claim by Transamerica for rescission or damages related to two life reinsurance agreements novated to Transamerica effective as of December 31, 2004. The Company also has continuing obligations under employment agreements with certain of its employees, including obligations to make severance payments under certain circumstances. The amount of funds that may be available for distribution from its subsidiaries to the Company and its shareholders will also likely be limited by continuing regulatory requirements, policyholder obligations that will remain following the Closing Date and normal working capital requirements.
     Because the Company will continue to have residual commitments and contingencies following the consummation of the transactions contemplated by the Master Agreement, it does not expect to be able immediately to wind-down or dissolve the Company or its subsidiaries. The Company intends to continue to explore strategic alternatives to attempt to maximize its economic value for shareholders, including a merger of Holdings into another entity, the sale of one or both of its operating subsidiaries or other comparable transactions. In addition, the Company may consider cash distributions to shareholders, stock buybacks or similar transactions, to the extent its financial condition allows it to do so and it is not constrained by insurance regulatory or other laws or by its obligations under the Master Agreement.
     The following unaudited pro forma consolidated financial statements are presented for informational purposes to show the effect of the proposed transactions with Wilton. The pro forma information presented is based on assumptions and includes adjustments as explained in the notes to the unaudited pro forma consolidated financial statements. The unaudited pro forma information presented does not include any adjustments to reflect transaction costs or the cost of severance payments to the Company’s former Chief Executive Officer of approximately $1.16 million.
     The unaudited pro forma condensed consolidated balance sheet as of September 30, 2005 is intended to demonstrate how the Company’s unaudited condensed consolidated balance sheet would have looked had the Wilton transactions been consummated on September 30, 2005. The pro forma condensed consolidated balance sheet is presented as of September 30, 2005 assuming that all of the reinsurance treaties covered by the Master Agreement are novated to Wilton, as well as assuming that all of those reinsurance treaties are coinsured by Wilton. The Company can offer no estimate as to how many of the ceding companies under these reinsurance treaties will ultimately consent to the novation of the treaties to Wilton.
Annuity and Life Re (Holdings), Ltd.
Pro Forma Condensed Consolidated Balance Sheet as of September 30, 2005
(Unaudited and in U.S. Dollars)

		100% Novation			100% Coinsurance
	Reported	Adjustments		Pro Forma	Adjustments			Pro Forma
Assets
Cash & invested assets	$92,899,685	$(32,490,788	)(A)	$60,408,897		$(32,490,788	)(K)	$60,408,897
Funds withheld at interest	50,962,885	(50,962,885	)(B)	—		(50,962,885	)(L)	—
Accrued investment income	677,662			677,662				677,662

Receivable for reinsurance ceded	77,016,411	(211,956	)(C)	76,804,455		25,863,490	(M)	102,879,901
Other reinsurance receivables	3,021,878	(2,586,522	)(D)	435,356		(2,586,522	)(N)	435,356
Deferred policy acquisition costs	5,592,316	(5,592,316	)(E)	—		(5,592,316	)(O)	—
Other assets	401,850			401,850				401,850

Total assets	$230,572,687	$(91,844,467)		$138,728,220		$(65,769,021)		$164,803,666

Liabilities
Reserves for future policy benefits	$103,758,582	$(26,075,446	)(F)	$77,683,136	$			$103,758,582
Interest sensitive contracts liability	50,691,337	(50,691,337	)(G)	—		(50,691,337	)(P)	—
Other reinsurance liabilities	13,202,482	(5,767,747	)(H)	7,434,735		(5,767,747	)(Q)	7,434,735
Accounts payable and accrued expenses	2,867,363	(49,145	)(I)	2,818,218		(49,145	)(R)	2,818,218

Total liabilities	$170,519,764	$(82,583,675)		$87,936,089		$(56,508,229)		$114,011,535
Stockholders’ Equity
Total Stockholders’ Equity	$60,052,923	$(9,260,792	)(J)	$50,792,131		$(9,260,792	)(S)	$50,792,131

Total Liabilities and Stockholders’ Equity	$230,572,687	$(91,844,467)		$138,728,220		$(65,769,021)		$164,803,666

(A)	To record the transfer of cash and invested assets to Wilton.

(B)	To record the transfer of Funds withheld at interest to Wilton.

(C)	To record the transfer of ceded benefit reserves to Wilton.

(D)	To record the transfer of premiums receivable related to the life reinsurance agreements novated to Wilton.

(E)	To write-off the Deferred policy acquisition costs associated with the life and annuity reinsurance agreements novated to Wilton.

(F)	To record the transfer of benefit reserves associated with the life reinsurance agreements novated to Wilton.

(G)	To record the transfer of Interest sensitive contracts liabilities associated with the annuity reinsurance agreement novated to Wilton.

(H)	To record the transfer of Other reinsurance liabilities associated with the life reinsurance agreements novated to Wilton.

(I)	To record the transfer of excise tax payable associated with the life reinsurance agreements novated to Wilton.

(J)	To record to net effect of the Wilton novation transaction in Stockholders’ equity.

(K)	To record the transfer of cash and invested assets to Wilton.

(L)	To record the transfer of Funds withheld at interest to Wilton.

(M)	To record the ceded life reserves recoverable for the life reinsurance agreements coinsured by Wilton.

(N)	To record the ceded premiums payable related to the life reinsurance agreements coinsured by Wilton.

(O)	To record ceded Deferred policy acquisition costs associated with the life and annuity reinsurance agreements coinsured by Wilton.

(P)	To record the ceded Interest sensitive contracts liabilities associated with the annuity reinsurance agreement coinsured by Wilton.

(Q)	To record the ceded amount of Other reinsurance liabilities associated with the life reinsurance agreements coinsured by Wilton.

(R)	To record the ceded excise tax receivable associated with the life reinsurance agreements coinsured by Wilton.

(S)	To record the net effect of the coinsurance transaction in Stockholders’ equity.
     The unaudited pro forma condensed consolidated statement of operations for the nine months ended

September 30, 2005 adjusts the reported GAAP statement of operations by assuming that (1) the effective date of the proposed transactions with Wilton was January 1, 2005, and (2) there was no gain or loss from the Wilton transactions. No attempt has been made to estimate the impact of the aforementioned adjustments on cash flow for the periods presented, on net investment income earned on assets transferred to third parties in connection with the novated life reinsurance agreements or on operating expenses. The pro forma information presented below is not necessarily indicative of the financial results that would have been attained had the transactions occurred on the dates referenced above and should not be viewed as indicative of operations in future periods.
Annuity & Life Re (Holdings) Ltd.
Pro Forma Consolidated Statement of Operations for the Nine Months Ended September 30, 2005
(Unaudited and in U.S. Dollars)

		Wilton
		Transaction
	Reported	Adjustments		Pro Forma
Revenues
Net premiums	$12,001,008	$(11,325,272	)(A)	$675,736
Investment income, net of related expenses	4,806,689	(1,938,486	)(B)	2,868,203
Net realized investment gains	500,650	—		500,650
Net change in fair value of embedded derivatives	1,105,853	(1,105,853	)(C)	—
Surrender fees and other revenues	94,887	(94,887	)(D)	—

Total Revenues	$18,509,087	$(14,464,498)		$4,044,589

Benefits and Expenses
Claims and policy benefits	$10,781,404	$(12,675,325	)(E)	$(1,893,921)
Interest credited to interest sensitive products	985,614	(985,614	)(F)	—
Policy acquisition costs and other insurance expenses	3,079,459	(2,370,965	)(G)	708,494
Operating expenses	7,599,723	—		7,599,723

Total Benefits and Expenses	$22,446,200	$(16,031,904)		$6,414,296

Loss before cumulative effect of a change in accounting principal	$(3,937,113)	$1,567,406		$(2,369,707)
Cumulative effect of a change in accounting principal	—	—		—

Net Loss	$(3,937,113)	$1,567,406		$(2,369,707)

Loss per common share before cumulative effect of change in accounting principal per common share:
Basic	$(0.16)	$0.06		$(0.09)
Diluted	$(0.16)	$0.06		$(0.09)
Cumulative effect of a change in accounting principal per common share:
Basic	$—			$—
Diluted	$—			$—
Net loss per common share:
Basic	$(0.16)	$0.06		$(0.09)
Diluted	$(0.16)	$0.06		$(0.09)

(A)	To reflect reduced Premiums as if the life reinsurance treaties novated to or coinsured by Wilton did not exist during the first nine months of 2005.

(B)	To reflect reduced Net investment income as if the annuity reinsurance treaty novated to or coinsured by Wilton did not exist during the first nine months of 2005.

(C)	To reflect no embedded derivative as if the annuity reinsurance treaty novated or coinsured by Wilton did not exist during the first nine months of 2005.

(D)	To reflect reduced Surrender fees as if the annuity reinsurance treaty novated to or coinsured by Wilton did not exist during the first nine months of 2005.

(E)	To reflect reduced Claim and Policy Benefits as if the life reinsurance treaties novated to or coinsured by Wilton did not exist during the first nine months of 2005.

(F)	To reflect reduced Interest credited to interest sensitive products as if the annuity reinsurance treaty novated to or coinsured by Wilton did not exist during the first nine months of 2005.

(G)	To reflect reduced Policy acquisition costs and other insurance expenses as if the life and annuity reinsurance treaties novated to or coinsured by Wilton did not exist during the first nine months of 2005.
     The unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2004 adjusts the reported GAAP statement of operations by assuming that (1) all of the novation, recapture and termination transactions that had effective dates in 2004 occurred on January 1, 2004 (which removes from reported net (loss) the actual performance for each agreement through its novation, recapture or termination date), (2) the effective date of the proposed transactions with Wilton was January 1, 2004, and (3) there was no gain or loss from the novation, recapture or termination transactions that had effective dates in 2004 or from the Wilton transactions. No attempt has been made to estimate the impact of the aforementioned adjustments on cash flow for the periods presented, on net investment income earned on assets transferred to third parties in connection with the novated life reinsurance agreements or on operating expenses. The pro forma information presented below is not necessarily indicative of the financial results that would have been attained had the transactions occurred on the dates referenced above and should not be viewed as indicative of operations in future periods.
Annuity and Life Re (Holdings), Ltd.
Pro Forma Consolidated Statement of Operations for the Year Ended December 31, 2004
(Unaudited and in U.S. Dollars)

							Pro Forma
							(as adjusted
							for the 2004
				Pro Forma	Adjustments		transactions
		Adjustments		(as adjusted	(for the		and the
		(for the 2004		for the 2004	Wilton		Wilton
	Reported	transactions)		transactions)	transaction)		transaction)
Revenues
Net premiums	$48,297,706	$(30,325,348	)(A)	$17,972,358	$(15,898,984	)(H)	$2,073,374
Investment income, net of related expenses	21,697,563	(13,439,098	)(B)	8,258,465	(2,923,139	)(I)	5,335,326
Net realized investment gains	439,536	—		439,536	—		439,536
Net change in fair value of embedded derivatives	2,181,070	—		2,181,070	(2,181,070	)(J)	—
Surrender fees and other revenues	4,475,691	(4,257,721	)(C)	217,970	(217,970	)(K)	—

Total Revenues	$77,091,566	$(48,022,167)		$29,069,399	$(21,221,163)		$7,848,236

Benefits and Expenses
Claims and policy benefits	$14,101,129	(306,552	)(D)	$13,794,577	(13,990,062	)(L)	(195,485)
Interest credited to interest sensitive products	5,399,460	(3,530,883	)(E)	1,868,577	(1,868,577	)(M)	—
Policy acquisition costs and other insurance expenses	110,922,948	(105,602,277	)(F)	5,320,671	(3,987,088	(N)	1,333,583
Operating expenses	14,628,524	—		14,628,524	—		14,628,524

Total Benefits and Expenses	$145,052,061	(109,439,712)		$35,612,349	$(19,845,727)		$15,766,622

Loss before cumulative effect of a change in accounting principal	$(67,960,495)	61,417,545		$(6,542,950)	$(1,375,436)		$(7,918,386)
Cumulative effect of a change in accounting principal	(365,960)	365,960	(G)	—	—		—

Net Loss	$(68,326,455)	$61,783,505		$(6,542,950)	$(1,375,436)		$(7,918,386)

Loss per common share before cumulative effect of change in accounting principal per common share:
Basic	$(2.63)	$2.38		$(0.25)	$(0.05)		$(0.31)
Diluted	$(2.63)	$2.38		$(0.25)	$(0.05)		$(0.31)
Cumulative effect of a change in accounting principal per common share:
Basic	$(0.01)	$0.01		$0.00	$0.00		$0.00
Diluted	$(0.01)	$0.01		$0.00	$0.00		$0.00
Net loss per common share:
Basic	$(2.64)	$2.39		$(0.25)	$(0.05)		$(0.31)
Diluted	$(2.64)	$2.39		$(0.25)	$(0.05)		$(0.31)

(A)	To reflect reduced Premiums as if the Scottish Re and F&G life reinsurance agreements novated to Transamerica and as if the GMDB/ GMIB agreement recaptured by CIGNA did not exist in 2004

(B)	To reflect reduced Net investment income as if the Transamerica annuity agreement did not exist in 2004.

(C)	To reflect reduced Surrender fees and other revenues as if the Transamerica annuity agreement did not exist in 2004.

(D)	To reflect reduced Claim and Policy Benefits as if the Scottish Re and F&G life reinsurance agreements novated to Transamerica and as if the GMDB/ GMIB agreement recaptured by CIGNA did not exist in 2004.

(E)	To reflect reduced Interest credited to interest sensitive products as if the Transamerica annuity agreement did not exist in 2004. Includes the release of interest sensitive contracts liability net of funds withheld at interest and the termination premium of $14,000,000 paid to Transamerica in consideration of the termination of this agreement as of December 1, 2004.

(F)	To reflect reduced Policy acquisition costs and other insurance expenses as if the Transamerica annuity agreement, the Scottish Re and F&G life reinsurance agreements novated to Transamerica and the GMDB/ GMIB agreement recaptured by CIGNA did not exist in 2004. Includes the write down of deferred acquisition costs of approximately $63,100,000 associated with the termination of the Transamerica annuity agreement and approximately $24,900,000 associated with the novation of Scottish Re and F&G life agreements as of December 31, 2004.

(G)	To reflect the reversal of the application of SOP 03-1 to the GMDB/ GMIB agreement recaptured by CIGNA and the Transamerica annuity agreement as if those agreements did not exist in 2004.

(H)	To reflect reduced Premiums as if the life reinsurance agreements novated to or coinsured by Wilton did not exist in 2004.

(I)	To reflect reduced Net investment income as if the annuity reinsurance agreement novated to or coinsured by Wilton did not exist in 2004.

(J)	To reflect no embedded derivative as if the annuity reinsurance treaty novated to or coinsured by Wilton did not exist in 2004.

(K)	To reflect reduced Surrender fees as if the annuity reinsurance agreement novated to or coinsured by Wilton did not exist in 2004.

(L)	To reflect reduced Claim and Policy Benefits as if the life reinsurance agreement novated to or coinsured by Wilton did not exist in 2004.

(M)	To reflect reduced Interest credited to interest sensitive products as if the annuity reinsurance agreement novated to or coinsured by Wilton did not exist during the first six months of 2005.

(N)	To reflect reduced Policy acquisition costs and other insurance expenses as if the life and annuity reinsurance agreement novated to or coinsured by Wilton did not exist in 2004.
     The unaudited pro forma condensed consolidated statement of operations for the nine months ended September 30, 2004 adjusts the reported GAAP statement of operations by assuming that (1) all of the novation, recapture and termination transactions that had effective dates in 2004 occurred on January 1, 2004 (which removes from reported net (loss) the actual performance for each agreement through its novation, recapture or termination date), (2) the effective date of the proposed transactions with Wilton was January 1, 2004, and (3) there was no gain or loss from the novation, recapture or termination transactions that had effective dates in 2004 or from the Wilton transactions. No attempt has been made to estimate the impact of the aforementioned adjustments on cash flow for the periods presented, on net investment income earned on assets transferred to third parties in connection with the novated life reinsurance agreements or on operating expenses. The pro forma information presented below is not necessarily indicative of the financial results that would have been attained had the transactions occurred on the dates referenced above and should not be viewed as indicative of operations in future periods.
Annuity and Life Re (Holdings), Ltd.
Pro Forma Consolidated Statement of Operations for the Nine Months Ended September 30, 2004
(Unaudited and in U.S. Dollars)

							Pro Forma
							(as adjusted
							for the 2004
				Pro Forma	Adjustments		transactions
		Adjustments		(as adjusted	(for the		and the
		(for the 2004		for the 2004	Wilton		Wilton
	Reported	transactions)		transactions)	transaction)		Transaction)
Revenues
Net premiums	$34,565,859	$(21,253,833	)(A)	$13,312,026	$(11,804,417	)(H)	$1,507,609
Investment income, net of related expenses	17,875,012	(11,476,353	)(B)	6,398,659	(2,253,938	)(I)	4,144,721
Net realized investment gains	456,172	—		456,172	—		456,172
Net change in fair value of embedded derivatives	1,692,113	—		1,692,113	(1,692,113	)(J)	—
Surrender fees and other revenues	3,609,905	(3,467,072	)(C)	142,833	(142,833	)(K)	—

Total Revenues	$58,199,061	$(36,197,258)		$22,001,803	$(15,893,301)		$6,108,502

Benefits and Expenses
Claims and policy benefits	$24,683,101	(14,068,562	)(D)	$10,614,539	(9,197,418	)(L)	1,417,121
Interest credited to interest sensitive products	10,865,545	(9,584,687	)(E)	1,280,858	(1,280,858	)(M)	—
Policy acquisition costs and other insurance expenses	18,529,269	(14,795,810	)(F)	3,733,459	(3,112,693	)(N)	620,766
Operating expenses	12,446,874	—		12,446,874	—		12,446,874

Total Benefits and Expenses	$66,524,789	(38,449,059)		$28,075,730	$(13,590,969)		$14,484,761

Loss before cumulative effect of a change in accounting principal	$(8,325,728)	2,251,801		$(6,073,927)	$(2,302,332)		$(8,376,259)
Cumulative effect of a change in accounting principal	(365,960)	365,960	(G)	—	—		—

Net Loss	$(8,691,688)	$2,617,761		$(6,073,927)	$(2,302,332)		$(8,376,259)

Loss per common share before cumulative effect of change in accounting principal per common share:
Basic	$(0.32)	$0.09		$(0.23)	$(0.09)		$(0.32)
Diluted	$(0.32)	$0.09		$(0.23)	$(0.09)		$(0.32)

					Pro Forma
					(as adjusted
					for the 2004
			Pro Forma	Adjustments	transactions
		Adjustments	(as adjusted	(for the	and the
		(for the 2004	for the 2004	Wilton	Wilton
	Reported	transactions)	transactions)	transaction)	Transaction)
Cumulative effect of a change in accounting principal per common share:
Basic	$(0.01)	$0.01	$0.00	$0.00	$0.00
Diluted	$(0.01)	$0.01	$0.00	$0.00	$0.00
Net loss per common share:
Basic	$(0.33)	$0.10	$(0.23)	$(0.09)	$(0.32)
Diluted	$(0.33)	$0.10	$(0.23)	$(0.09)	$(0.32)

(A)	To reflect reduced Premiums as if the Scottish Re and F&G life reinsurance agreements novated to Transamerica and as if the GMDB/ GMIB agreement recaptured by CIGNA did not exist in 2004

(B)	To reflect reduced Net investment income as if the Transamerica annuity agreement did not exist in 2004.

(C)	To reflect reduced Surrender fees and other revenues as if the Transamerica annuity agreement did not exist in 2004.

(D)	To reflect reduced Claim and Policy Benefits as if the Scottish Re and F&G life reinsurance agreements novated to Transamerica and as if the GMDB/ GMIB agreement recaptured by CIGNA did not exist in 2004.

(E)	To reflect reduced Interest credited to interest sensitive products as if the Transamerica annuity agreement did not exist in 2004.

(F)	To reflect reduced Policy acquisition costs and other insurance expenses as if the Transamerica annuity agreement, the Scottish Re and F&G life reinsurance agreements novated to Transamerica and the GMDB/ GMIB agreement recaptured by CIGNA did not exist in 2004.

(G)	To reflect the reversal of the application of SOP 03-1 to the GMDB/ GMIB agreement recaptured by CIGNA and the Transamerica annuity agreement as if those agreements did not exist in 2004.

(H)	To reflect reduced Premiums as if the life reinsurance agreements novated to or coinsured by Wilton did not exist in 2004.

(I)	To reflect reduced Net investment income as if the annuity reinsurance agreement novated to or coinsured by Wilton did not exist in 2004.

(J)	To reflect no embedded derivative as if the annuity reinsurance treaty novated to or coinsured by Wilton did not exist in 2004.

(K)	To reflect reduced Surrender fees as if the annuity reinsurance agreement novated to or coinsured by Wilton did not exist in 2004.

(L)	To reflect reduced Claim and Policy Benefits as if the life reinsurance agreement novated to or coinsured by Wilton did not exist in 2004.

(M)	To reflect reduced Interest credited to interest sensitive products as if the annuity reinsurance agreement novated to or coinsured by Wilton did not exist during the first nine months of 2005.

(N)	To reflect reduced Policy acquisition costs and other insurance expenses as if the life and annuity reinsurance agreement novated to or coinsured by Wilton did not exist in 2004.
     Repurchase of Common Shares
     On September 14, 2005, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Overseas Partners, Ltd. (“Overseas Partners”). The Purchase Agreement provided for the purchase by the Company from Overseas Partners of 1,773,050 common shares of the Company (the “Shares”) and Class B warrants to purchase an additional 133,396 common shares of the Company (the “Warrants”) for a total cash purchase price of $1,453,901. The Company completed the acquisition of the Shares and Warrants pursuant to the terms of the Purchase Agreement on September 14, 2005. The Shares represented approximately 6.74% of the Company’s outstanding common shares, and the Warrants had an exercise price of $14.06 per share. Following the acquisition, the Shares and the Warrants were cancelled by the Company. As a consequence of the repurchase of the Shares and Warrants, Overseas Partners no longer has the right to nominate one person for election to the Company’s Board of Directors.
     Separation of Chief Executive Officer
     On September 23, 2005, the Company entered into a Separation of Employment Agreement and General Release (the “Separation Agreement”) with John F. Burke, the Company’s President and Chief Executive Officer. Pursuant to the Separation Agreement, the Amended and Restated Employment Agreement, dated July 28, 2003, by and among Mr. Burke, Holdings and Annuity and Life Reassurance, Ltd. (the “Employment Agreement”) was terminated, and Mr. Burke resigned from all positions he held as a director or officer of the Company and its subsidiaries.
     Pursuant to the Separation Agreement, on October 3, 2005, the Company made a one-time payment to Mr. Burke of $740,000 in cash. In addition, within five business days of the closing of the transactions contemplated by the Master Agreement with the Wilton Subsidiaries, the Company will pay Mr. Burke a one-time cash amount of $1,160,000 (the “Closing Payment”). The Separation Agreement provides that Mr. Burke will also be paid the Closing Payment if (i) a “Competing Acquisition Proposal” (as such term is defined in the Master Agreement) is formally proposed to the Company’s Board of Directors, on or before February 28, 2006, (ii) the Board elects to pursue that Competing Acquisition Proposal in lieu of the transactions contemplated by the Master Agreement and (iii) the final closing of such Competing Acquisition Proposal occurs. Effective with the execution of the Separation Agreement, all of Mr. Burke’s restricted common shares became immediately vested and his stock options became immediately exercisable. Mr. Burke was also permitted to keep certain computer equipment that was provided to him during the course of his employment with the Company.
     The Separation Agreement also provides that Mr. Burke will cooperate fully with the Company and its counsel with respect to any matter (including any litigation, arbitration, investigation, or governmental proceeding) relating to matters with which Mr. Burke was involved during the term of his employment with the Company. Mr. Burke is entitled to receive a fee of $2,500 for each day he provides services pursuant to this provision. The Separation Agreement also contains a mutual release by the Company and Mr. Burke of any and all claims relating to Mr. Burke’s service as a director of the Company, his employment relationship with the Company, the Employment Agreement or Mr. Burke’s separation from the Company.
     Transamerica Transaction
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
     Pursuant to the letter of intent with Transamerica, on January 31, 2005, the Company executed definitive documents (the “Novation Agreement”) and novated its life reinsurance agreements with Scottish Re and F&G to Transamerica as of December 31, 2004. In consideration of the life reinsurance agreement novations, the Company paid Transamerica $18.5 million. Also, on January 31, 2005, the Company executed an amendment to its annuity reinsurance agreement with Transamerica which terminated the agreement and resulted in Transamerica recapturing all business ceded under the agreement effective as of December 1, 2004. In consideration of the annuity recapture, the Company paid a $14.0 million premium to terminate and recapture the agreement and approximately $7.1 million for monthly settlement amounts owed under the annuity reinsurance agreement through November 30, 2004.
     The termination, recapture and novation transactions consummated by the Company effective in 2004 had a material impact on the Company’s results of operations. The following unaudited table shows summarized results of operations for the three and nine months ended September 30, 2004 assuming that all of the termination, recapture and novation transactions occurred on January 1, 2004.

Annuity and Life Re (Holdings), Ltd.
Pro Forma Condensed Consolidated Statements of Operations
for the Three and Nine Months Ended September 30, 2004
(Unaudited and in U.S. Dollars)

	For the Period Ended September 30, 2004
	Three Months	Nine Months
Pro Forma
Total Revenues	$7,453,090	$22,001,800
Total Benefits and Expenses	7,551,700	28,075,800

Income before cumulative effect of a change in accounting principle	(98,610)	(6,074,000)
Cumulative effect of a change in accounting principle	—	—

Net loss	$(98,610)	$(6,074,000)

Loss per common share before cumulative effect of a change in accounting principle per common share:
Basic	$(0.00)	$(0.23)
Diluted	$(0.00)	$(0.23)

Cumulative effect of a change in accounting principle per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Net loss per common share:
Basic	$(0.00)	$(0.23)
Diluted	$(0.00)	$(0.23)
     Settlement of Shareholder Lawsuit
     On and since December 4, 2002, certain of the Company’s shareholders, seeking to act as class representatives, filed lawsuits against the Company and certain of its present and former officers and directors in the United States District Court for the District of Connecticut seeking unspecified monetary damages. On July 20, 2004, the Company announced that it had reached an agreement in principle with the plaintiffs, subject to full documentation by the parties to the settlement, notice to the class, court approval and other steps required to consummate a class action settlement, to settle the lawsuit. The Company’s share of the settlement was $5.0 million in cash, of which it paid $2.5 million into escrow in August 2004, and the remaining $2.5 million on January 10, 2005. Following a Settlement Fairness Hearing, the District Court entered an order and final judgment approving the settlement in January 2005. The Company recorded its $5.0 million portion of the settlement as an operating expense in the second quarter of 2004.
3. Loss per Common Share
     The following table sets forth the computation of basic and diluted loss per common share for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Loss before cumulative effect of a change in accounting principle	$(2,628,482)	$(3,095,705)	$(3,937,113)	$(8,325,728)
Cumulative effect of a change in accounting principle (Note 5)	—	—	—	(365,960)

Net loss	$(2,628,482)	$(3,095,705)	$(3,937,113)	$(8,691,688)

Basic:
Weighted average number of common shares outstanding	25,306,170	25,945,328	25,213,320	25,856,995

Loss before cumulative effect of a change in accounting principle per common share	$(0.10)	$(0.12)	$(0.16)	$(0.32)

Cumulative effect of a change in accounting principle per common share	$—	$—	$—	$(0.01)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss per common share	$(0.10)	$(0.12)	$(0.16)	$(0.33)

Diluted:
Weighted average number of common shares outstanding	25,306,170	25,945,328	25,213,320	25,856,995
Loss before cumulative effect of a change in accounting principle per common share	$(0.10)	$(0.12)	$(0.16)	$(0.32)
Cumulative effect of a change in accounting principle per common share	$—	$—	$—	$(0.01)

Net loss per common share	$(0.10)	$(0.12)	$(0.16)	$(0.33)

     At September 30, 2005, 5,556,318 warrants, 647,702 options, and 78,334 shares of unvested restricted stock were outstanding. The calculation of the diluted loss per common share for the three and nine months ended September 30, 2005 does not include the incremental number of shares from the assumed exercise of options and warrants, or the vesting of unvested restricted stock grants because the inclusion of these potential common shares would be considered anti-dilutive.
     At September 30, 2004, 5,690,032 warrants, 745,702 options, and 434,767 shares of unvested restricted stock were outstanding. The calculation of the diluted loss per common share for the three and nine months ended September 30, 2004 does not include the incremental number of shares from the assumed exercise of options and warrants, or the vesting of unvested restricted stock grants because the inclusion of these potential common shares would be considered anti-dilutive.
     The following table sets forth the pro forma computation of basic and diluted loss per common share after accounting for stock option grants made prior to the Company’s January 1, 2003 adoption of the prospective method described in Statement of Financial Accounting Standards (“SFAS”) No. 148 for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss — as reported	$(2,628,482)	$(3,095,705)	$(3,937,113)	$(8,691,688)
Stock option expense recognized	41,667	20,833	130,258	62,500
Pro forma effect on net loss of applying fair value accounting to all stock option grants (a)	(41,667)	(165,128)	(130,258)	(571,273)

Net loss — pro forma	$(2,628,482)	$(3,240,000)	$(3,937,113)	$(9,200,461)

Net loss per common share — as reported:
Basic	$(0.10)	$(0.12)	$(0.16)	$(0.33)
Diluted	$(0.10)	$(0.12)	$(0.16)	$(0.33)
Net loss per common share — pro forma:
Basic	$(0.10)	$(0.13)	$(0.16)	$(0.35)
Diluted	$(0.10)	$(0.13)	$(0.16)	$(0.35)

(a)	The pro forma effect of applying fair value accounting to all stock option grants is equal to the stock option expense recognized in the determination of net loss for the three and nine months ended September 30, 2005 because the Company no longer has any unvested stock options that were granted prior to the adoption of SFAS No. 123 and No. 148.

     Stock-based compensation expense, including restricted common stock issued to employees, for the three months ended September 30, 2005 and 2004 was $98,500 and $180,732, respectively. Stock-based compensation expense, including restricted common stock issued to employees, for the nine months ended September 30, 2005 and 2004 was $348,640 and $278,294, respectively.
     4. Business Segments
     The Company separately tracks financial results of its life and annuity operations in segments. Each segment is defined by a dominant risk characteristic inherent in all products in that segment. The life segment consists of all products where the dominant risk characteristic is mortality risk. The annuity segment comprises all products where the dominant risk characteristic is investment risk, including those products that provide minimum guarantees on variable annuity products. In addition, certain of the Company’s modified coinsurance annuity reinsurance agreements have features that constitute embedded derivatives that require bifurcation and separate accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The change in fair value of these embedded derivatives is included in the annuity segment.
     Both the life and annuity segments have specific assets, liabilities, stockholders’ equity, revenue, benefits and expenses that apply only to them. The corporate segment contains all stockholders’ equity not otherwise deployed to the life or annuity segment. In addition, the corporate segment includes all capital gains and losses from sales of securities in the Company’s portfolio and investment income on undeployed invested assets. Operating expenses are generally allocated to the segments proportionately based upon the amount of stockholders’ equity deployed to each segment. Costs associated with the Company’s efforts to raise capital and pursue other strategic alternatives and the costs of settling the shareholder class action lawsuit have been allocated to the corporate segment.

Three Months Ended	Life	Annuity
September 30, 2005	Reinsurance	Reinsurance	Corporate	Consolidated
Revenues	$3,957,221	$1,283,347	$662,847	$5,903,415
Benefits and Expenses	5,180,216	646,343	2,705,338	8,531,897

Segment (Loss) Income	$(1,222,995)	$637,004	$(2,042,491)	$(2,628,482)

Total Assets	$121,261,064	$52,291,337	$57,020,286	$230,572,687

Three Months Ended	Life	Annuity
September 30, 2005	Reinsurance	Reinsurance	Corporate	Consolidated
Revenues	$10,620,367	$5,026,576	$545,081	$16,192,024
Benefits and Expenses	8,016,909	9,781,795	1,489,025	19,287,729

Segment Income (Loss)	$2,603,458	$(4,755,219)	$(943,944)	$(3,095,705)

Total Assets	$197,754,315	$642,979,101	$79,890,539	$920,623,955

Nine Months Ended	Life	Annuity
September 30, 2005	Reinsurance	Reinsurance	Corporate	Consolidated
Revenues	$13,239,655	$3,121,282	$2,148,150	$18,509,087
Benefits and Expenses	13,332,089	2,089,331	7,024,780	22,446,200

Segment (Loss) Income	$(92,434)	$1,031,951	$(4,876,630)	$(3,937,113)

Total Assets	$121,261,064	$52,291,337	$57,020,286	$230,572,687

Nine Months Ended	Life	Annuity
September 30, 2005	Reinsurance	Reinsurance	Corporate	Consolidated
Revenues	$35,750,909	$19,948,919	$2,499,233	$58,199,061
Benefits and Expenses	32,238,504	24,584,137	9,702,148	66,524,789

Segment Income (Loss) before cumulative effect of a change in accounting principle	$3,512,405	$(4,635,218)	$(7,202,915)	$(8,325,728)

Cumulative effect of a change in accounting principle	$—	$(365,960)	$—	$(365,960)

Segment Income (Loss)	$3,512,405	$(5,001,178)	$(7,202,915)	$(8,691,688)

Total Assets	$197,754,315	$642,979,101	$79,890,539	$920,623,955

5. Accounting Standards
Emerging Issues Task Force
     The Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” in late 2003. It contains two aspects that impact the Company. First, it provides details regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These disclosures were effective in annual financial statements for fiscal years ended after December 15, 2003. Second, it provides additional guidance for evaluating whether an investment is other-than-temporarily impaired. This guidance was scheduled to be effective for reporting periods beginning after June 30, 2004. However, the FASB determined that a delay in the effective date of these provisions was necessary until it could issue additional guidance on the application of EITF Issue No. 03-1. At the June 29, 2005 meeting, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and decided that (1) transition would be applied prospectively and (2) the effective date would be reporting periods beginning after December 15, 2005. The Company has adopted the provisions of EITF Issue No. 03-1 and has determined that such adoption had no material impact on the Company’s results of operations or financial condition.
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
Share-Based Payments
     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and is effective as of the beginning of the first quarter of the first fiscal year that begins after June 15, 2005. Because the Company applies fair value accounting to all employee stock options granted or modified subsequent to December 31, 2002, the impact of this statement will be to record compensation expense utilizing fair value accounting for awards vesting on or after July 1, 2005 that were granted on or before December 31, 2002. The pro forma table in Note 3 illustrates the impact of SFAS No. 123 on the Company’s unaudited condensed consolidated statements of operations; SFAS No. 123R will have no impact on the Company’s financial position and results of operations.
6. Related Party Transactions
     Michael P. Esposito, Jr., a director of the Company, currently serves as the non-executive Chairman of the Board of XL Capital Ltd (“XL Capital”). Robert M. Lichten, a director of the Company, serves as a director of a United States-based subsidiary of XL Capital. XL Capital is a major stockholder of the Company.
7. Restricted Stock
     In 2002, the Board of Directors adopted a Restricted Stock Plan (the “Plan”) under which it may grant common shares to key employees. The aggregate number of common shares that may be granted under the Plan is 1,200,000, and the Compensation Committee of the Board of Directors administers the Plan. Since the inception of the Plan, the Company has issued 976,000 shares of restricted stock. As a result of certain employees terminating their employment with the Company, 227,133 shares of restricted stock were cancelled in 2003, 115,667 shares of restricted stock were cancelled in 2004 and 21,667 shares of restricted stock were cancelled in 2005. Also, 60,833 shares of restricted stock vested in 2003 and 2004 prior to certain employees terminating their employment with the Company. Effective with the execution of the Separation Agreement with John F. Burke, the Company’s former CEO, there were 66,667 restricted common shares that became immediately vested on September 23, 2005 which would have otherwise vested in 2006.
     As of September 30, 2005, there remain outstanding 78,334 unvested restricted common shares that will vest on June 25, 2006. The Company believes that the transactions contemplated by the Master Agreement fall within the scope of the definition of “Change of Control” under the equity incentive plan pursuant to which these restricted shares were granted. As a consequence, all unvested restricted shares will vest immediately upon the consummation of the transactions contemplated by the Master Agreement.
     The fair value as determined at the date of grant of the restricted stock awards that were outstanding on September 30, 2005 was approximately $1,460,000 and is reflected in the Company’s balance sheet as common shares and additional paid-in-capital. The fair value of the outstanding restricted stock is being amortized on a straight-line basis over the three-year vesting period. Based on the vesting of the restricted stock, and offset partially by cancellations of restricted stock, approximately $218,000 and $216,000 was expensed during the nine months ended September 30, 2005 and 2004, respectively. The unamortized balance of outstanding restricted stock is reflected in the balance sheet as a component of unamortized stock based compensation and was $84,250 at September 30, 2005 and approximately $600,000 at September 30, 2004.
     8. Vulnerability Due to Concentrations
     As a result of the life reinsurance agreements that were novated to Transamerica as of December 31, 2004, certain of the Company’s remaining agreements, which previously did not represent a significant percentage of the Company’s business, have become more prominent. The Company’s three largest life reinsurance agreements, as measured by gross premiums, are now with National States Insurance Company (“National States”), John Hancock Life Insurance Company (“John Hancock”) and Omega Reinsurance Corporation (“Omega”). For the three and nine months ended September 30, 2005, the Company recorded a loss of approximately $0.5 million and $2.8 million, respectively, related to its life reinsurance agreement with National States. Premiums associated with this agreement for the three and nine months ended September 30, 2005 were approximately $2.7 million and $7.6 million, respectively. For the three and nine months ended September 30, 2005, the Company recorded gross profits of approximately $0.4 million and $1.3 million, respectively, related to its life reinsurance agreement with John Hancock. Premiums associated with this agreement for the three and nine months ended September 30, 2005 were approximately $0.5 million and $1.5 million, respectively. For the three and nine months ended September 30, 2005, the Company recorded gross losses of approximately $0.7 million and $0.3 million related to its life reinsurance agreement with Omega. Premiums associated with this agreement for the three and nine months ended September 30, 2005 were approximately $0.3 million and $0.9 million, respectively.
     The Company has a significant deferred annuity reinsurance agreement with Lafayette Life Insurance Company (“Lafayette”). Due to the size of this agreement, there is a material concentration of net investment income, interest credited to interest sensitive products, funds withheld at interest, deferred policy acquisition costs and interest sensitive contract liabilities. Approximately $45.7 million, or 90%, of the Company’s funds withheld at interest, approximately $50.7 million, or 100%, of the Company’s interest sensitive contracts liability, and approximately $2.6 million, or 46%, of the deferred acquisition costs on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2005 were related to its reinsurance agreement with Lafayette.
     Since June 1, 2000, 100% of Annuity and Life Reassurance America’s life and annuity policies that were in force prior to the Company’s acquisition of that entity were reinsured with Reassure America Life Insurance Company (“Reassure”). Following the acquisition, the policies continue to be 100% reinsured with Reassure; however, Annuity and Life Reassurance America remains the primary carrier. Reassure is required to indemnify Annuity and Life Reassurance America for any losses associated with these policies. However, Annuity and Life Reassurance America is not discharged from its primary liability as the direct insurer of the risks reinsured should Reassure default on its obligations. Reserves ceded under this reinsurance agreement amounted to approximately $76.8 million and $82.2 million at September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005, Reassure is rated A+ (g) (superior) by A.M. Best.
9. Contingencies
     As described in Note 2, the Company and Transamerica entered into a Novation Agreement to novate the Company’s reinsurance contracts with F&G and Scottish Re to Transamerica effective December 31, 2004. In accordance with the terms of the Novation Agreement, the Company and Transamerica have been in discussions regarding possible adjustments to the policy benefit reserves transferred to

Transamerica as part of the F&G novation. On March 30, 2005, the Company received a demand letter from Transamerica stating that $7,000,000 was owed to Transamerica as an adjustment to the F&G policy benefit reserves. On June 14, 2005, the Company received an additional letter from Transamerica revising its original demand to $6,000,000. Because the Company had been unable to resolve this issue through continued discussions with Transamerica, the Company sought resolution of the dispute by a neutral actuary pursuant to a provision of the Novation Agreement. The Company and Transamerica had agreed upon a neutral actuary and were in discussions regarding the scope of the issue to be submitted to the neutral actuary when, on October 3, 2005, Transamerica delivered a demand for arbitration in connection with this dispute. In that demand, Transamerica alleged that the Company materially misrepresented the true economic nature of the reinsurance agreements that the Company novated to it, or, in the alternative, that there was a mutual mistake as to the true economic nature of those reinsurance agreements. Transamerica is now seeking to rescind the Novation Agreement or recover such interest and damages as the arbitration panel deems appropriate for the alleged misrepresentations and breaches of representations and warranties. The Company believes Transamerica’s position is without merit and intends to defend itself vigorously in arbitration.
     The United States Internal Revenue Service (“IRS”) has conducted an audit of the Company’s United States operating subsidiaries. Those companies currently have a significant tax based net operating loss carryforward. In addition, the IRS has requested certain information and documents related to the Company’s Bermuda operations. While the Company’s United States operating subsidiaries have complied with the IRS’ requests for information, both the Company and its Bermuda operating subsidiary have declined to supply the IRS with certain information in response to its initial requests for information on May 7, 2002 and July 1, 2002. The Company did provide the IRS with certain publicly available information in addition to minutes of the Board of Directors meetings and committee meetings held from 1999 through to 2001. The Company has not received any additional requests for information since July 1, 2002. If the IRS were to determine that the Company or its Bermuda operating subsidiary were engaged in business in the United States, those entities could be subject to United States tax at regular corporate rates on their taxable income that is attributable to a permanent establishment, if any, in the United States plus an additional 30% “branch profits” tax on such income remaining after the regular tax. Such taxes would have a material effect on the Company’s results of operations and financial condition.
     Pursuant to an engagement letter dated January 19, 2004, as amended (the “Engagement Letter”), the Company engaged UBS Securities LLC (“UBS”) to serve as its financial advisor and capital markets advisor in connection with identifying strategic alternatives available to the Company. The Engagement Letter provides that if, during the term of the Engagement Letter, the Company closes an equity investment, the Company is obligated to pay UBS a minimum transaction fee of $1,000,000. If the Company closes a sale transaction during the term of the Engagement Letter, the Company is obligated to pay UBS a minimum transaction fee of either $1,500,000 or $2,000,000, depending on whether the other party to that transaction is one identified in the Engagement Letter. In any case, the transaction fee payable to UBS may increase as the transaction value increases. Any transaction fee payable to UBS under the Engagement Letter will be offset by certain fees paid by the Company to UBS prior to the closing of the equity investment or sale transaction. At September 30, 2005, the offset due to such fees totaled $270,000. The Company anticipates that it will be required to pay UBS a fee of $1,750,000 upon the consummation of the novation and coinsurance transaction with the Wilton Subsidiaries, subject to the $270,000 offset for fees already paid.
     Pursuant to the Separation Agreement with John F. Burke, the Company’s former Chief Executive Officer, the Company is liable for a one-time payment of $1,160,000 should certain contingencies described in Note 2 be satisfied.

10. Subsequent Events
     On October 8, 2003, the Company was served with a statutory demand for $640,000 from Imagine Group Holdings Limited (“Imagine”), a Bermuda based reinsurance company, which was subsequently withdrawn. Imagine has since instituted a civil proceeding in the Bermuda Supreme Court against the Company, alleging that the Company is obligated to reimburse it for $640,000 of expenses incurred by Imagine in connection with a proposed December 2002 capital raising transaction that was not consummated. On March 11, 2004, the Company filed an amended defense with the court to which Imagine responded on April 26, 2004. On October 26, 2005, the Company reached an agreement in principle with Imagine to settle this dispute for a payment of $425,000 which the Company paid into escrow on November 7, 2005.
     On April 15, 2005, the Company and its wholly-owned subsidiary Annuity and Life Reassurance, Ltd. were served with a Writ of Summons from the Bermuda Supreme Court, whereby Rodney Cordle, a former employee of the Company, alleged that the Company and its subsidiary failed to pay a monthly housing allowance to him in accordance with the terms of his employment agreement. Mr. Cordle was seeking $287,403 plus damages, interest and costs. On October 25, 2005, the dispute was settled and the Company paid Mr. Cordle a settlement amount of $181,866 plus $18,134 for legal costs.
     On October 19, 2005, the Company entered into letter agreements with William H. Mawdsley and John W. Lockwood setting forth the terms of their continued employment by the Company. The Company had previously given Messrs. Mawdsley and Lockwood notice that their current employment agreements would not be renewed upon their expiration. Pursuant to the letter agreement with Mr. Mawdsley, he is entitled to an annual salary of $250,000 and an additional $10,000 per month as a housing and travel allowance. Effective with the execution of the letter agreement, Mr. Mawdsley was named the Company’s Chief Executive Officer, subject to the approval of the Bermuda Department of Immigration, and he was appointed to fill a vacancy on the Company’s Board of Directors created by the recent resignation of John F. Burke, the Company’s former President and Chief Executive Officer. Mr. Mawdsley had previously been a Vice President of the Company and the Chief Actuary of its Bermuda based operating subsidiary. Pursuant to the letter agreement with Mr. Lockwood, he is entitled to an annual salary of $200,000 and an additional $7,500 per month as a housing and travel allowance. Mr. Lockwood will continue to serve as the Company’s Chief Financial Officer and President of the Company’s United States based subsidiaries.
     The Company has also agreed to continue to provide Messrs. Mawdsley and Lockwood with the same benefits they are currently receiving, and they will be eligible for bonus compensation at the discretion of the Company’s Board of Directors. Mr. Mawdsley and Mr. Lockwood may be terminated at any time for any reason, but if such termination is without “cause” (as defined in the letter agreements), Mr. Mawdsley would be entitled to receive a severance payment of $620,000 plus reasonable relocation expenses from Bermuda to the United States, and Mr. Lockwood would be entitled to receive a severance payment of $490,000. Both men would also receive the foregoing severance payments if they resign because of a reduction in their base salary or housing allowance to which they did not agree or if they resign for any other reason within the period commencing 90 days and ending 180 days following the effective time of (i) the acquisition of all of the outstanding equity securities of Holdings or (ii) the merger of Holdings with another entity, other than one of Holding’s direct or indirect wholly owned subsidiaries.
     On October 12, 2005, Messrs. Lee M. Gammill, Jr., Frederick S. Hammer and Jon W. Yoskin, II, who are members of the Company’s Board of Directors currently serving terms that will expire at the Company’s upcoming annual general meeting (the “AGM”) of shareholders, informed the Company that they will not stand for re-election as directors. Accordingly, each of these Board members will cease to be a director of the Company following the AGM. Also on October 12, 2005, Messrs. Robert M. Lichten and Robert P. Johnson, whose terms would otherwise expire in 2006 and 2007, respectively, informed the Company that they will resign as directors of the Company effective as of the date of the AGM.

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
     Our company has encountered significant difficulties during the last four years. In addition to reporting significant operating losses for those years, we have reduced our operations significantly through the novation, termination and recapture of many of our life and annuity reinsurance agreements. We continue to receive premiums and pay claims under our remaining reinsurance treaties; however, we are not currently underwriting any new treaties or accepting any new business from our existing treaties. If the transactions contemplated by the Master Agreement described below under “Wilton Re Transaction” are consummated, we will be either released from or indemnified for each of our remaining reinsurance treaties.
     Our remaining life reinsurance agreements are the reinsurance of ordinary life insurance, primarily for mortality risk. Profitability of our life reinsurance line depends in large part on the volume and amount of death claims incurred. While death claims are reasonably predictable over a long time horizon, they are less predictable over shorter periods and are subject to fluctuation from quarter to quarter and year to year, particularly given the relatively small size of our in force business as a result of recaptures and terminations in previous periods. Significant fluctuations from period to period could adversely affect the results of our operations. Similarly, claims experience that exceeds what we anticipated at the time we enter into reinsurance agreements can also adversely affect the results of our operations, as occurred in 2003 and 2002. At September 30, 2005 and December 31, 2004, the total face amount of our life insurance in force was approximately $2.2 billion and $2.3 billion, respectively.
     Our remaining annuity reinsurance agreement reinsures general account fixed deferred annuities. Profitability of this agreement is primarily dependent on earning a spread between the interest rate earned on the assets under management and the interest rate credited to the policyholder. This agreement is market and interest rate sensitive. Fluctuations in the general level of interest rates and fixed income markets from period to period may cause fluctuations in the profitability of this agreement. At September 30, 2005 and December 31, 2004, our liability for annuity reinsurance agreements amounted to approximately $50.7 million and $57.8 million, respectively.
     Because our financial results are heavily dependent on three life reinsurance agreements and one remaining annuity reinsurance agreement, large fluctuations in actual experience under any one of these agreements could cause volatility in our overall financial results.
     Wilton Re Transaction
     On August 10, 2005, we entered into a Master Agreement (the “Master Agreement”) with Prudential Select Life Insurance Company of America and Wilton Reinsurance Bermuda Limited (collectively,

“Wilton”), each a direct or indirect wholly owned operating subsidiary of Wilton Re Holdings, Ltd. The Agreement provides for the novation to or 100% coinsurance by Wilton effective as of June 30, 2005 (the “Effective Date”) of our life and annuity reinsurance treaties (the “Treaties”) identified in the Master Agreement. The Master Agreement contemplates that we and Wilton will use commercially reasonable efforts to obtain the consent of each counterparty to the Treaties to the novation of such Treaties to the Wilton Subsidiaries. If any of these consents cannot be obtained, then we and Wilton will enter into a 100% indemnity coinsurance agreement with respect to such Treaties, effective as of the Effective Date.
     Upon the closing of the transactions contemplated by the Master Agreement, we will pay Wilton an aggregate settlement amount equal to $91.6 million, less any expense reimbursement payments previously made by us to Wilton in connection with the transactions. The $91.6 million settlement amount will consist of the funds withheld held by the cedents under certain of the Treaties on the Effective Date, which assets totaled approximately $58.4 million on that date, and cash and invested assets of approximately $33.2 million. If the cash flows arising from the Treaties and the earnings on the invested assets to be transferred to Wilton are positive between the Effective Date and the closing date of the Agreement (the “Closing Date”), such positive amount will be paid to Wilton. If such cash flows and earnings are negative, the negative of that amount will be paid to us.
     The consummation of the transactions contemplated by the Master Agreement is subject to certain closing conditions, including the receipt of requisite regulatory and other approvals, including the approval of our shareholders and retrocessionaires. In connection with the execution of the Master Agreement, our directors and officers, as well as certain significant shareholders, executed voting agreements obligating them to vote in favor of the transactions contemplated by the Master Agreement. Directors, officers and shareholders holding collectively approximately 29.3% of our outstanding common shares as of the date of the Master Agreement (or 26.4% of the outstanding common shares entitled to vote as of such date after giving effect to certain voting cutback provisions in our Bye-laws) signed voting agreements. As of September 30, 2005, the number of common shares held by directors, officers and shareholders who signed voting agreements totaled approximately 31.5% of our outstanding common shares, or 28.1% of the outstanding common shares entitled to vote as of such date after giving effect to the voting cutback provisions in our Bye-laws.
     Because we will continue to have residual commitments and contingencies following the consummation of the transactions contemplated by the Master Agreement, we do not expect to be able immediately to wind-down or dissolve our company or its subsidiaries. We intend to continue to explore strategic alternatives to attempt to maximize our economic value for shareholders, including a merger of our company into another entity, the sale of one or both of our operating subsidiaries or other comparable transactions. In addition, we may consider cash distributions to shareholders, stock buybacks or similar transactions, to the extent our financial condition allows us to do so and we are not constrained by insurance regulatory or other laws or by our obligations under the Master Agreement.
     The following unaudited pro forma consolidated financial statements are presented for informational purposes to show the effect of the proposed transactions with Wilton. The pro forma information presented is based on assumptions and includes adjustments as explained in the notes to the unaudited pro forma consolidated financial statements. The unaudited pro forma information presented does not include any adjustments to reflect transaction costs or the cost of severance payments to the Company’s former Chief Executive Officer of approximately $1.16 million.
     The unaudited pro forma condensed consolidated balance sheet as of September 30, 2005 is intended to demonstrate how the Company’s unaudited condensed consolidated balance sheet would have looked had the Wilton transactions been consummated on September 30, 2005. The unaudited pro forma condensed consolidated balance sheet is presented as of September 30, 2005 assuming that all of the reinsurance treaties covered by the Master Agreement are novated to Wilton, as well as assuming that all of those reinsurance treaties are coinsured by Wilton. The Company can offer no estimate as to how many of the ceding companies under these reinsurance treaties will ultimately consent to the novation of the treaties to Wilton.
Annuity and Life Re (Holdings), Ltd.
Pro Forma Condensed Consolidated Balance Sheet as of September 30, 2005
(Unaudited and in U.S. Dollars)

		100% Novation			100% Coinsurance
	Reported	Adjustments		Pro Forma	Adjustments			Pro Forma
Assets
Cash & invested assets	$92,899,685	$(32,490,788	)(A)	$60,408,897		$(32,490,788	)(K)	$60,408,897
Funds withheld at interest	50,962,885	(50,962,885	)(B)	—		(50,962,885	)(L)	—
Accrued investment income	677,662	—		677,662		—		677,662

Receivable for reinsurance ceded	77,016,411	(211,956	)(C)	76,804,455		25,863,490	(M)	102,879,901
Other reinsurance receivables	3,021,878	(2,586,522	)(D)	435,356		(2,586,522	)(N)	435,356
Deferred policy acquisition costs	5,592,316	(5,592,316	)(E)	—		(5,592,316	)(O)	—
Other assets	401,850	—		401,850		—		401,850

Total assets	$230,572,687	$(91,844,467)		$138,728,220		$(65,769,021)		$164,803,666

Liabilities
Reserves for future policy benefits	$103,758,582	$(26,075,446	)(F)	$77,683,136	$			$103,758,582
Interest sensitive contracts liability	50,691,337	(50,691,337	)(G)	—		(50,691,337	)(P)	—
Other reinsurance liabilities	13,202,482	(5,767,747	)(H)	7,434,735		(5,767,747	)(Q)	7,434,735
Accounts payable and accrued expenses	2,867,363	(49,145	)(I)	2,818,218		(49,145	)(R)	2,818,218

Total liabilities	$170,519,764	$(82,583,675)		$87,936,089		$(56,508,229)		$114,011,535
Stockholders’ Equity
Total Stockholders’ Equity	$60,052923	$(9,260,792	)(J)	$50,792,131		$(9,260,792	)(S)	$50,792,131

Total Liabilities and Stockholders’ Equity	$230,572,687	$(91,844,467)		$138,728,220		$(65,769,021)		$164,803,666

(A)	To record the transfer of cash and invested assets to Wilton.

(B)	To record the transfer of Funds withheld at interest to Wilton.

(C)	To record the transfer of ceded benefit reserves to Wilton.

(D)	To record the transfer of premiums receivable related to the life reinsurance agreements novated to Wilton.

(E)	To write-off the Deferred policy acquisition costs associated with the life and annuity reinsurance agreements novated to Wilton.

(F)	To record the transfer of benefit reserves associated with the life reinsurance agreements novated to Wilton.

(G)	To record the transfer of Interest sensitive contracts liabilities associated with the annuity reinsurance agreement novated to Wilton.

(H)	To record the transfer of Other reinsurance liabilities associated with the life reinsurance agreements novated to Wilton.

(I)	To record the transfer of excise tax payable associated with the life reinsurance agreements novated to Wilton.

(J)	To record to net effect of the Wilton novation transaction in Stockholders’ equity.

(K)	To record the transfer of cash and invested assets to Wilton.

(L)	To record the transfer of Funds withheld at interest to Wilton.

(M)	To record the ceded life reserves recoverable for the life reinsurance agreements coinsured by Wilton.

(N)	To record the ceded premiums payable related to the life reinsurance agreements coinsured by Wilton.

(O)	To record ceded Deferred policy acquisition costs associated with the life and annuity reinsurance agreements coinsured by Wilton.

(P)	To record the ceded Interest sensitive contracts liabilities associated with the annuity reinsurance agreement coinsured by Wilton.

(Q)	To record the ceded amount of Other reinsurance liabilities associated with the life reinsurance agreements coinsured by Wilton.

(R)	To record the ceded excise tax receivable associated with the life reinsurance agreements coinsured by Wilton.

(S)	To record the net effect of the coinsurance transaction in Stockholders’ equity.

     The unaudited pro forma condensed consolidated statement of operations for the nine months ended September 30, 2005 adjusts the reported GAAP statement of operations by assuming that (1) the effective date of the proposed transactions with Wilton was January 1, 2005, and (2) there was no gain or loss from the Wilton transactions. No attempt has been made to estimate the impact of the aforementioned adjustments on cash flow for the periods presented, on net investment income earned on assets transferred to third parties in connection with the novated life reinsurance agreements or on operating expenses. The unaudited pro forma information presented below is not necessarily indicative of the financial results that would have been attained had the transactions occurred on the dates referenced above and should not be viewed as indicative of operations in future periods.
Annuity & Life Re (Holdings) Ltd.
Pro Forma Consolidated Statement of Operations for the Nine Months Ended September 30, 2005
(Unaudited and in U.S. Dollars)

		Wilton
		Transaction
	Reported	Adjustments		Pro Forma
Revenues
Net premiums	$12,001,008	$(11,325,272	)(A)		$675,736
Investment income, net of related expenses	4,806,689	(1,938,486	)(B)		2,868,203
Net realized investment gains	500,650	—			500,650
Net change in fair value of embedded derivatives	1,105,853	(1,105,853	)(C)		—
Surrender fees and other revenues	94,887	(94,887	)(D)		—

Total Revenues	$18,509,087	$(14,464,498)			$4,044,589

Benefits and Expenses
Claims and policy benefits	$10,781,404	$(12,675,325	)(E)		$(1,893,921)
Interest credited to interest sensitive products	985,614	(985,614	)(F)		—
Policy acquisition costs and other insurance expenses	3,079,459	(2,370,965	)(G)		708,494
Operating expenses	7,599,723	—			7,599,723

Total Benefits and Expenses	$22,446,200	$(16,031,904)			$6,414,296

Loss before cumulative effect of a change in accounting principal	$(3,937,113)	$1,567,406			$(2,369,707)
Cumulative effect of a change in accounting principal	—				—

Net Loss	$(3,937,113)	$1,567,406		$	((2,369,707)

Loss per common share before cumulative effect of change in accounting principal per common share:
Basic	$(0.16)	$0.06			$(0.09)
Diluted	$(0.16)	$0.06			$(0.09)
Cumulative effect of a change in accounting principal per common share:
Basic	$—				$—
Diluted	$—				$—
Net loss per common share:
Basic	$(0.16)	$0.06			$(0.09)
Diluted	$(0.16)	$0.06			$(0.09)

(A)	To reflect reduced Premiums as if the life reinsurance treaties novated to or coinsured by Wilton did not exist during the first nine months of 2005.

(B)	To reflect reduced Net investment income as if the annuity reinsurance treaty novated to or coinsured by Wilton did not exist during the first nine months of 2005.

(C)	To reflect no embedded derivative as if the annuity reinsurance treaty novated or coinsured by Wilton did not exist during the first nine months of 2005.

(D)	To reflect reduced Surrender fees as if the annuity reinsurance treaty novated to or coinsured by Wilton did not exist during the first nine months of 2005.

(E)	To reflect reduced Claim and Policy Benefits as if the life reinsurance treaties novated to or coinsured by Wilton did not exist during the first nine months of 2005.

(F)	To reflect reduced Interest credited to interest sensitive products as if the annuity reinsurance treaty novated to or coinsured by Wilton did not exist during the first nine months of 2005.

(G)	To reflect reduced Policy acquisition costs and other insurance expenses as if the life and annuity reinsurance treaties novated to or coinsured by Wilton did not exist during the first nine months of 2005.
     The unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2004 adjusts the reported GAAP statement of operations by assuming that (1) all of the novation, recapture and termination transactions that had effective dates in 2004 occurred on January 1, 2004 (which removes from reported net (loss) the actual performance for each agreement through its novation, racapture or termination date), (2) the effective date of the proposed transactions with Wilton was January 1, 2004, and (3) there was no gain or loss from the novation, recapture or termination transactions that had effective dates in 2004 or from the Wilton transactions. No attempt has been made to estimate the impact of the aforementioned adjustments on cash flow for the periods presented, on net investment income earned on assets transferred to third parties in connection with the novated life reinsurance agreements or on operating expenses. The pro forma information presented below is not necessarily indicative of the financial results that would have been attained had the transactions occurred on the dates referenced above and should not be viewed as indicative of operations in future periods.
Annuity and Life Re (Holdings), Ltd.
Pro Forma Consolidated Statement of Operations for the Year Ended December 31, 2004
(Unaudited and in U.S. Dollars)

							Pro Forma
							(as adjusted
							for the 2004
				Pro Forma	Adjustments		transactions
		Adjustments		(as adjusted	(for the		and the
		(for the 2004		for the 2004	Wilton		Wilton
	Reported	transactions)		transactions)	transaction)		transaction)
Revenues
Net premiums	$48,297,706	$(30,325,348	)(A)	$17,972,358	$(15,898,984	)(H)	$2,073,374
Investment income, net of related expenses	21,697,563	(13,439,098	)(B)	8,258,465	(2,923,139	)(I)	5,335,326
Net realized investment gains		439,536		439,536			439,536
Net change in fair value of embedded derivatives	2,181,070	—		2,181,070	(2,181,070	)(J)	—
Surrender fees and other revenues	4,475,691	(4,257,721	)(C)	217,970	(217,970	)(K)	—

Total Revenues	$77,091,566	$(48,022,167)		$29,069,399	$(21,221,163)		$7,848,237

Benefits and Expenses
Claims and policy benefits	$14,101,129	(306,552	)(D)	$13,794,577	(13,990,062	)(L)	(195,485)
Interest credited to interest sensitive products	5,399,460	(3,530,883	)(E)	1,868,577	(1,868,577	)(M)	—
Policy acquisition costs and other insurance expenses	110,922,948	(105,602,277	)(F)	5,320,671	(3,987,088	)(N)	1,333,583
Operating expenses	14,628,524	—		14,628,524			14,628,524

Total Benefits and Expenses	$145,052,061	(109,439,712)		$35,612,349	$(19,845,727)		$15,766,622

Loss before cumulative effect of a change in accounting principal	$(67,960,495)	61,417,545		$(6,542,950)	$(1,375,436)		$(7,918,386)
Cumulative effect of a change in accounting principal	(365,960)	365,960	(G)	—	—		—

Net Loss	$(68,326,455)	$61,783,505		$(6,542,950)	$(1,375,436)		$(7,918,386)

Loss per common share before cumulative effect of change in accounting principal per common share:
Basic	$(2.63)	$2.38		$(0.25)	$(0.05)		$(0.31)
Diluted	$(2.63)	$2.38		$(0.25)	$(0.05)		$(0.31)
Cumulative effect of a change in accounting principal per common share:
Basic	$(0.01)	$0.01		$0.00	$0.00		$0.00
Diluted	$(0.01)	$0.01		$0.00	$0.00		$0.00
Net loss per common share:
Basic	$(2.64)	$2.39		$(0.25)	$(0.05)		$(0.31)
Diluted	$(2.64)	$2.39		$(0.25)	$(0.05)		$(0.31)

(A)	To reflect reduced Premiums as if the Scottish Re and F&G life reinsurance agreements novated to Transamerica and as if the GMDB/ GMIB agreement recaptured by CIGNA did not exist in 2004

(B)	To reflect reduced Net investment income as if the Transamerica annuity agreement did not exist in 2004.

(C)	To reflect reduced Surrender fees and other revenues as if the Transamerica annuity agreement did not exist in 2004.

(D)	To reflect reduced Claim and Policy Benefits as if the Scottish Re and F&G life reinsurance agreements novated to Transamerica and as if the GMDB/ GMIB agreement recaptured by CIGNA did not exist in 2004.

(E)	To reflect reduced Interest credited to interest sensitive products as if the Transamerica annuity agreement did not exist in 2004. Includes the release of interest sensitive contracts liability net of funds withheld at interest and the termination premium of $14,000,000 paid to Transamerica in consideration of the termination of this agreement as of December 1, 2004.

(F)	To reflect reduced Policy acquisition costs and other insurance expenses as if the Transamerica annuity agreement, the Scottish Re and F&G life reinsurance agreements novated to Transamerica and the GMDB/ GMIB agreement recaptured by CIGNA did not exist in 2004. Includes the write down of deferred acquisition costs of approximately $63,100,000 associated with the termination of the Transamerica annuity agreement and approximately $24,900,000 associated with the novation of Scottish Re and F&G life agreements as of December 31, 2004.

(G)	To reflect the reversal of the application of SOP 03-1 to the GMDB/ GMIB agreement recaptured by CIGNA and the Transamerica annuity agreement as if those agreements did not exist in 2004.

(H)	To reflect reduced Premiums as if the life reinsurance agreements novated to or coinsured by Wilton did not exist in 2004.

(I)	To reflect reduced Net investment income as if the annuity reinsurance agreement novated to or coinsured by Wilton did not exist in 2004.

(J)	To reflect no embedded derivative as if the annuity reinsurance treaty novated to or coinsured by Wilton did not exist in 2004.

(K)	To reflect reduced Surrender fees as if the annuity reinsurance agreement novated to or coinsured by Wilton did not exist in 2004.

(L)	To reflect reduced Claim and Policy Benefits as if the life reinsurance agreement novated to or coinsured by Wilton did not exist in 2004.

(M)	To reflect reduced Interest credited to interest sensitive products as if the annuity reinsurance agreement novated to or coinsured by Wilton did not exist during the first six months of 2005.

(N)	To reflect reduced Policy acquisition costs and other insurance expenses as if the life and annuity reinsurance agreement novated to or coinsured by Wilton did not exist in 2004.
     The unaudited pro forma condensed consolidated statement of operations for the nine months ended September 30, 2004 adjusts the reported GAAP statement of operations by assuming that (1) all of the novation, recapture and termination transactions that had effective dates in 2004 occurred on January 1, 2004 (which removes from reported net (loss) the actual performance for each agreement through its novation, recapture or termination date), (2) the effective date of the proposed transactions with Wilton was January 1, 2004, and (3) there was no gain or loss from the novation, recapture or termination transactions that had effective dates in 2004 or from the Wilton transactions. No attempt has been made to estimate the impact of the aforementioned adjustments on cash flow for the periods presented, on net investment income earned on assets transferred to third parties in connection with the novated life reinsurance agreements or on operating expenses. The pro forma information presented below is not necessarily indicative of the financial results that would have been attained had the transactions occurred on the dates referenced above and should not be viewed as indicative of operations in future periods.
Annuity and Life Re (Holdings), Ltd.
Pro Forma Consolidated Statement of Operations for the Nine Months Ended September 30, 2004
(Unaudited and in U.S. Dollars)

							Pro Forma
							(as adjusted
							for the 2004
				Pro Forma	Adjustments		transactions
		Adjustments		(as adjusted	(for the		and the
		(for the 2004		for the 2004	Wilton		Wilton
	Reported	transactions)		transactions)	transaction)		Transaction)
Revenues
Net premiums	$34,565,859	$(21,253,833	)(A)	$13,312,026	$(11,804,417	)(H)	$1,507,609
Investment income, net of related expenses	17,875,012	(11,476,353	)(B)	6,398,659	(2,253,938	)(I)	4,144,721
Net realized investment gains	456,172			456,172			456,172
Net change in fair value of embedded derivatives	1,692,113			1,692,113	(1,692,113	)(J)	—
Surrender fees and other revenues	3,609,905	(3,467,072	)(C)	142,833	(142,833	)(K)	—

Total Revenues	$58,199,061	$(36,197,258)		$22,001,803	$(15,893,301)		$6,108,502

Benefits and Expenses
Claims and policy benefits	$24,683,101	(14,068,562	)(D)	$10,614,539	(9,197,418	)(L)	1,417,121
Interest credited to interest sensitive products	10,865,545	(9,584,687	)(E)	1,280,858	(1,280,858	)(M)
Policy acquisition costs and other insurance expenses	18,529,269	(14,795,810	)(F)	3,733,459	(3,112,693	)(N)	620,766
Operating expenses	12,446,874			12,446,874			12,446,874

Total Benefits and Expenses	$66,524,789	(38,449,059)		$28,075,730	$(13,590,969)		$14,484,761

Loss before cumulative effect of a change in accounting principal	$(8,325,728)	2,251,801		$(6,073,927)	$(2,302,332)		$(8,376,259)
Cumulative effect of a change in accounting principal	(365,960)	365,960	(G)	—

Net Loss	$(8,691,688)	$2,617,761		$(6,073,927)	$(2,302,332)		$(8,376,259)

Loss per common share before cumulative effect of change in accounting principal per common share:
Basic	$(0.32)	$0.09		$(0.23)	$(0.09)		$(0.32)

					Pro Forma
					(as adjusted
					for the 2004
			Pro Forma	Adjustments	transactions
		Adjustments	(as adjusted	(for the	and the
		(for the 2004	for the 2004	Wilton	Wilton
	Reported	transactions)	transactions)	transaction)	Transaction)
Diluted	$(0.32)	$0.09	$(0.23)	$(0.09)	$(0.32)
Cumulative effect of a change in accounting principal per common share:
Basic	$(0.01)	$0.01	$0.00	$0.00	$0.00
Diluted	$(0.01)	$0.01	$0.00	$0.00	$0.00
Net loss per common share:
Basic	$(0.33)	$0.10	$(0.23)	$(0.09)	$(0.32)
Diluted	$(0.33)	$0.10	$(0.23)	$(0.09)	$(0.32)

(A)	To reflect reduced Premiums as if the Scottish Re and F&G life reinsurance agreements novated to Transamerica and as if the GMDB/ GMIB agreement recaptured by CIGNA did not exist in 2004

(B)	To reflect reduced Net investment income as if the Transamerica annuity agreement did not exist in 2004.

(C)	To reflect reduced Surrender fees and other revenues as if the Transamerica annuity agreement did not exist in 2004.

(D)	To reflect reduced Claim and Policy Benefits as if the Scottish Re and F&G life reinsurance agreements novated to Transamerica and as if the GMDB/ GMIB agreement recaptured by CIGNA did not exist in 2004.

(E)	To reflect reduced Interest credited to interest sensitive products as if the Transamerica annuity agreement did not exist in 2004.

(F)	To reflect reduced Policy acquisition costs and other insurance expenses as if the Transamerica annuity agreement, the Scottish Re and F&G life reinsurance agreements novated to Transamerica and the GMDB/ GMIB agreement recaptured by CIGNA did not exist in 2004.

(G)	To reflect the reversal of the application of SOP 03-1 to the GMDB/ GMIB agreement recaptured by CIGNA and the Transamerica annuity agreement as if those agreements did not exist in 2004.

(H)	To reflect reduced Premiums as if the life reinsurance agreements novated to or coinsured by Wilton did not exist in 2004.

(I)	To reflect reduced Net investment income as if the annuity reinsurance agreement novated to or coinsured by Wilton did not exist in 2004.

(J)	To reflect no embedded derivative as if the annuity reinsurance treaty novated to or coinsured by Wilton did not exist in 2004.

(K)	To reflect reduced Surrender fees as if the annuity reinsurance agreement novated to or coinsured by Wilton did not exist in 2004.

(L)	To reflect reduced Claim and Policy Benefits as if the life reinsurance agreement novated to or coinsured by Wilton did not exist in 2004.

(M)	To reflect reduced Interest credited to interest sensitive products as if the annuity reinsurance agreement novated to or coinsured by Wilton did not exist during the first nine months of 2005.

(N)	To reflect reduced Policy acquisition costs and other insurance expenses as if the life and annuity reinsurance agreement novated to or coinsured by Wilton did not exist in 2004.
     Transamerica Transaction
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
     Pursuant to our letter of intent with Transamerica, on January 31, 2005, we executed definitive documents (the “Novation Agreement”) and novated our life reinsurance agreements with Scottish Re and F&G to Transamerica as of December 31, 2004. In consideration of these novations, we paid Transamerica $18.5 million, representing a transfer of reserves related to the life reinsurance agreements that were novated. Also on January 31, 2005, we executed an amendment to our annuity reinsurance agreement with Transamerica pursuant to which our agreement with Transamerica was terminated, and Transamerica recaptured all business ceded under the agreement effective as of December 1, 2004. In consideration of the recapture, we paid Transamerica all amounts owed under the annuity reinsurance agreement through November 30, 2004, which was approximately $7.1 million, along with a termination premium of $14.0 million.
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
     On March 30, 2005, we received a demand letter from Transamerica stating that $7.0 million was owed to Transamerica as an adjustment to the F&G policy benefit reserves. On June 14, 2005, we received an additional letter from Transamerica revising its original demand to $6.0 million. Because we had been unable to resolve this issue through continued discussions with Transamerica, we sought resolution of the dispute by a neutral actuary pursuant to a provision of the Novation Agreement. The Company and Transamerica had agreed upon a neutral actuary and were in discussions regarding the scope of the issue to be submitted to the neutral actuary when, on October 3, 2005, Transamerica delivered a demand for arbitration in connection with this dispute. In that demand, Transamerica alleged that we materially misrepresented the true economic nature of the reinsurance agreements that we novated to it, or, in the alternative, that there was a mutual mistake as to the true economic nature of those reinsurance agreements. Transamerica is now seeking to rescind the Novation Agreement or recover such interest and damages as the arbitration panel deems appropriate for the alleged misrepresentations and breaches of representations and warranties. We believe Transamerica’s position is without merit and intend to defend ourselves vigorously in arbritration.
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
     Deferred Policy Acquisition Costs. The costs of acquiring new business, principally allowances, which vary with and are primarily related to the production of new business, are deferred. For traditional life and annuity policies with life contingencies, deferred policy acquisition costs are charged to expense using assumptions consistent with those used in computing policy reserves. Assumptions as to anticipated premiums are estimated at the date of the policy issuance, or the effective date of the most recent premium rate increase, and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in earnings in the period such deviations occur. For these contracts, the amortization periods are generally the estimated life of the policies. We terminated or recaptured several of our reinsurance agreements during 2003 and 2004, which caused us to incur significant deferred acquisition cost write-downs. For example, we completed the termination and recapture of our annuity reinsurance agreement with Transamerica effective as of December 1, 2004, which resulted in a write off of deferred policy acquisition costs of approximately $63,100,000 in 2004. Also, the transactions contemplated under the Master Agreement with the Wilton Subsidiaries will require write downs of all remaining deferred policy acquisition costs.
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
     Consistent with our accounting policies, we review the key assumptions used in determining the carrying value of our deferred acquisition cost associated with our annuity reinsurance agreement each quarter. A change in these assumptions could result in additional charges that would adversely impact future results of operations. If our assumptions for total returns prove to be inaccurate, or if lapse rates exceed our assumptions, we may be required to record additional write downs of deferred acquisition costs, which would adversely impact future results of operations. For example, assuming no change in lapse assumptions, the net impact of a 100 basis point decrease in our total return assumptions in all future years would have required an additional write down of deferred acquisition costs of approximately $1,300,000 as of September 30, 2005.
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
     Stock-Based Compensation. On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all entities to recognize within compensation expense an amount equal to the fair value of share-based payments granted to employees and is effective as of the beginning of the first quarter of the first fiscal year that begins after June 15, 2005. We already record compensation expense for awards of stock options and restricted stock to employees based on the fair value of the awards. Consequently this statement will not impact our results of operations or financial condition.
     If actual events differ significantly from the underlying estimates and assumptions used by us in the application of any of the aforementioned accounting policies, there could be a material adverse effect on our results of operations and financial condition.
Operating Results
     Net Loss. For the three months ended September 30, 2005, we had a net loss of $(2,628,482), or $(0.10) per basic and fully diluted common share, as compared with a net loss of $(3,095,705), or $(0.12) per basic and fully diluted common share, for the three months ended September 30, 2004. For the nine months ended September 30, 2005, we had a net loss of $(3,937,113), or $(0.16) per basic and fully diluted common share, as compared to a net loss, after the cumulative effect of a change in accounting principle, of $(8,691,688), or $(0.33) per basic and fully diluted common share, for the nine months ended September 30, 2004.
     Our loss for the three and nine months ended September 30, 2005 was the result of our operating expenses exceeding our net investment income due to the significantly reduced size of our remaining book of business. In addition, during the first nine months of 2005 we encountered unfavorable experience on the National States life reinsurance agreement, partially offset by favorable experience relative to our assumptions at December 31, 2004 on the Scottish Re and F&G life reinsurance agreements that were novated to Transamerica at December 31, 2004. Our net loss during the three months ended September 30, 2004 was primarily due to a $2,421,000 charge for the settlement of the recapture agreement with CIGNA, while our net loss during the nine months ended September 30, 2004 was primarily due to that charge and a $5,000,000 accrual for our portion of the settlement payment under a class action shareholder lawsuit that had been brought against us and certain of our present and former officers and directors.
     Net Premiums. Net premium revenue for the three and nine months ended September 30, 2005 was $3,584,825 and $12,001,008, a decrease of 64% and 65%, respectively, from net premium revenue of $9,906,337 and $34,565,859, respectively, for the three and nine months ended September 30, 2004. Substantially all premium revenue was derived from traditional ordinary life reinsurance agreements. The decline in premium revenue reflects the significant reduction of business in force resulting from the novations of our life reinsurance agreements with Scottish Re and F&G as of December 31, 2004. At September 30, 2005, the total face amount of life insurance in force decreased to approximately $2.2 billion, as compared with approximately $15.3 billion at September 30, 2004. Our largest life reinsurance agreement represented approximately $0.2 billion of life insurance in force at September 30, 2005 and approximately $7.6 million of premium revenue for the nine months ended September 30, 2005.
     Net Investment Income. Total net investment income for the three and nine months ended September 30, 2005 was $1,531,065 and $4,806,689, respectively, as compared with $4,780,211 and $17,875,012, respectively, for the three and nine months ended September 30, 2004. Net investment income is comprised of income earned on our general account assets and income earned on assets held and managed by our reinsurance ceding companies under modified coinsurance contracts, which we refer to as Funds withheld.
     Net investment income earned on our general account assets for the three and nine months ended September 30, 2005 was approximately $927,000 and $2,868,000, respectively, as compared to $1,194,000 and $4,145,000, respectively, for the three and nine months ended September 30, 2004. The average annualized yield rate earned on our general account assets for the three and nine months ended September 30, 2005 was approximately 3.92% and 3.57%, respectively, as compared with approximately 3.53% and 3.11%, respectively, for the three and nine months ended September 30, 2004. Because the amount of our cash and invested assets has decreased significantly due to payments associated with the novation of certain life reinsurance agreements to Transamerica as of December 31, 2004 and will decrease further following the consummation of the transactions contemplated by the Master Agreement, we expect our net investment income earned on our general account assets for the remainder of 2005 to be substantially less than 2004.
     Net investment income earned on Funds withheld for the three and nine months ended September 30, 2005 was approximately $604,000 and $1,938,000, respectively, as compared to approximately $3,586,000 and $13,730,000, respectively, for the three and nine months ended September 30, 2004. The decrease in investment income on our Funds withheld was the result of our annuity reinsurance agreement with Transamerica being recaptured as of December 1, 2004. Approximately $2.8 million and $11.5 million, respectively, of net investment income earned on Funds withheld for the three and nine months ended September 30, 2004 related to our annuity reinsurance agreement with Transamerica. The average annualized yield rates earned on Funds withheld for our annuity reinsurance agreement with Lafayette Life Insurance Company were approximately 4.67% and 4.87%, respectively, for the three and nine months ended September 30, 2005, as compared with 4.94% and 4.98%, respectively, for the three and nine months ended September 30, 2004. For purposes of calculating the average yield rates earned on our Funds withheld at interest, we include our share of the investment income and net realized capital gains and losses as reported to us through our settlements with our ceding companies.
     Net Realized Investment Gains. Net realized investment gains for the three and nine months ended September 30, 2005 were $99,507 and $500,650, respectively, as compared with net realized investment (losses) gains of $(84,868) and $456,172, respectively, for the three and nine months ended September 30, 2004. The level of net realized investment gains for both periods reflected the transfer and sale of securities in our investment portfolio to ceding companies in connection with the termination and recapture of certain of our reinsurance agreements in the first nine months of 2005 and 2004. Although we have moved a greater portion of our invested assets into longer duration investments, we continue to hold a relatively large portion of our assets in short duration investments. We will adjust our investment strategy based on developments in the markets and our business and those adjustments may result in realized gains or losses being recognized. We make decisions concerning the sales of invested assets based on a variety of market, business and other factors.
     Net Change in the Fair Value of Embedded Derivatives. Under SFAS No. 133, we have been required to bifurcate and separately account for the embedded derivatives contained in our annuity reinsurance agreement with Lafayette. Unrealized changes in the fair value of the embedded derivative are reflected in our results of operations. For the three and nine months ended September 30, 2005, the net change in fair value of our embedded derivatives was an unrealized gain of $654,444 and $1,105,853, respectively. For the three and nine months ended September 30, 2004, the net change in fair value of our embedded derivatives was an unrealized gain of $565,939 and $1,692,113, respectively.
     Surrender Fees and Other Revenue. Surrender fees and other revenue for the three and nine months ended September 30, 2005 were $33,574 and $94,887, respectively, as compared with $1,024,405 and $3,609,905, respectively, for the three and nine months ended September 30, 2004. For the three and nine months ended September 30, 2005, this income was solely derived from surrender fees related to our fixed annuity agreement with Lafayette. Approximately $1.0 million and $3.5 million, respectively, of surrender fee revenue was generated on account of our annuity reinsurance agreement with Transamerica for the three and nine months ended September 30, 2004. In light of the termination and recapture of our annuity reinsurance agreement with Transamerica, effective as of December 1, 2004, we do not expect to report significant surrender fee revenue in future periods.
     Claims and Policy Benefits. Claims and policy benefits include both life and variable annuity benefits, which, during the first half of 2004, included guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”). Claims and policy benefits for the three months ended September 30, 2005 and 2004 were $4,591,875 and $5,669,394, or 128% and 57% of net premiums, respectively. For the nine months ended September 30, 2005 and 2004, claims and policy benefits were $10,781,404 and $24,683,101, or 90% and 71% of net premiums, respectively. The absolute decline in claims and policy benefits for the three and nine months ended September 30, 2005 as compared to the same periods in 2004 was the result of the significant reduction of life insurance in force from approximately $15.3 billion at September 30, 2004 to approximately $2.2 billion at September 30, 2005. This included the termination of our GMDB/GMIB agreement with CIGNA, which was effective July 1, 2004, as well as the novation of our life reinsurance agreements with Scottish Re and F&G to

Transamerica as of December 31, 2004. While the novations of these life reinsurance agreements will reduce claims and policy benefits throughout 2005, they may increase volatility in the level of claims and policy benefits as a percentage of premiums.
     Interest Credited to Interest Sensitive Products. Interest credited to interest sensitive products, which are liabilities we assume under certain annuity reinsurance agreements, was $359,361 and $985,614, respectively, for the three and nine month periods ended September 30, 2005, as compared with $5,513,653 and $10,865,545, respectively, for the three and nine month periods ended September 30, 2004. The reduction in interest credited to interest sensitive products for the three and nine months ended September 30, 2005 as compared to the same periods in 2004 was due to the recapture and termination of our annuity reinsurance agreement with Transamerica which was effective December 1, 2004. For the three and nine months ended September 30, 2005, interest credited to interest sensitive products related entirely to our fixed annuity agreement with Lafayette. Interest credited to interest sensitive products for the three and nine months ended September 30, 2004 included lifetime minimum interest guarantee payments of approximately $2,652,000 and $8,063,000, respectively, related to our Transamerica agreement.
     Policy Acquisition Costs and Other Insurance Expenses. Policy acquisition costs and other insurance expenses, consisting primarily of allowances and amortization and write downs of deferred policy acquisition costs, for the three and nine months ended September 30, 2005 were $715,013 and $3,079,459, respectively, as compared with $5,693,745 and $18,529,269, respectively, for the three and nine months ended September 30, 2004. The decrease for the three and nine months ended September 30, 2005 reflects the reduction in the size of our book of business as a result of the termination and recapture of our annuity reinsurance agreement with Transamerica and the novation of our life reinsurance agreements with Scottish Re and F&G to Transamerica.
     Operating Expenses. Operating expenses for the three months ended September 30, 2005 were $2,865,648 or 55% of total revenue (excluding the net change in fair value of embedded derivatives), as compared with $2,410,937 or 15% of total revenue (excluding the net change in fair value of embedded derivatives) for the three months ended September 30, 2004. Operating expenses for the nine months ended September 30, 2005 were $7,599,723 or 44% of total revenue (excluding the net change in fair value of embedded derivatives), as compared to $12,446,874 or 22% of total revenue (excluding the net change in fair value of embedded derivatives) for the nine months ended September 30, 2004. Operating expenses for the three and nine months ended September 30, 2005 included a $740,000 severance accrual for John F. Burke, our former President and Chief Executive Officer, as well as a $200,000 settlement accrual for our dispute with Rodney Cordle, a former employee of the Company. The decrease in expenses for the nine months ended September 30, 2005 reflects the accrual of $5,000,000 for the settlement of the purported shareholder class action lawsuit in June 2004.
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
     Our life segment is our largest segment as measured by revenues. Life segment loss for the three months ended September 30, 2005 was $(1,222,995), as compared with segment income of $2,603,458 for the three months ended September 30, 2004. Segment loss for the nine months ended September 30, 2005 was $(92,434), as compared to segment income of $3,512,405 for the nine months ended September 30, 2004.
     Segment revenues for the three months ended September 30, 2005 declined 63% to $3,957,221 from $10,620,367 for the three months ended September 30, 2004. Segment revenues for the nine months ended September 30, 2005 declined 63% to $13,239,655 from $35,750,909 for the nine months ended September 30, 2004. This decline reflects our reduced levels of life insurance in force as a result of novations of life reinsurance agreements at the end of 2004. In addition, net investment income attributable to the life segment for the first nine months of 2005 decreased by approximately $1,250,000, as compared with the first nine months of 2004, reflecting reduced invested assets in the life segment as a result of the novations to Transamerica at the end of 2004.
     Segment policy benefits and expenses decreased 35% to $5,180,216 for the three months ended September 30, 2005, as compared with $8,016,909 for the three months ended September 30, 2004. Segment policy benefits and expenses for the nine months ended September 30, 2005 decreased 59% to $13,332,089, as compared to $32,238,504 for the nine months ended September 30, 2004. The decline is attributable to the significant reduction in life insurance in force at the end of 2004 when our agreements with F&G and Scottish Re were novated to Transamerica. While novations of life reinsurance agreements in 2004 have reduced claims and policy benefits in the first nine months of 2005, they may increase volatility in the level of claims and policy benefits as a percentage of premiums in the future.
     Annuity Segment. Our annuity reinsurance segment has historically consisted of the reinsurance of general account fixed deferred annuities and certain minimum guarantees arising from variable annuities. We currently have only one remaining annuity reinsurance agreement, which covers individual general account single premium deferred annuity policies, which involve the tax-deferred accumulation of interest on a single premium paid by the policyholder (accumulation phase policies). Accumulation phase policies are subject primarily to investment risk and persistency (lapse) risk. Historically, we have also reinsured certain guarantees associated with variable annuity agreements, including GMDB and GMIB. At September 30, 2005, we no longer reinsured any GMDB or GMIB due to the recapture of our reinsurance agreement with CIGNA in 2004.
     Our annuity segment has historically contained the majority of our assets and exposes us to significant volatility in our results from operations due to the application of SFAS No. 133 — Accounting for Derivative Instruments and Hedging Activities. We must currently bifurcate and separately account for the embedded derivative associated with our annuity reinsurance agreement with Lafayette, and we have had to do so for other annuity reinsurance agreements in the past. This unrealized change in the value of the derivative is reported in our statement of operations each quarter. The change in the value of the derivative can be large, and is driven by financial market conditions, most notably credit risk related changes.
     Annuity segment income was $637,004 for the three months ended September 30, 2005, as compared with a loss of $(4,755,219) for the three months ended September 30, 2004. The segment income for the three months ended September 30, 2005 was largely the result of the net unrealized gain on our embedded derivatives of $654,444 on our agreement with Lafayette. During the three months ended September 30, 2004, the Transamerica annuity reinsurance agreement, which was terminated and recaptured at the end of 2004, incurred a loss of approximately $(2,059,000). For the nine months ended September 30, 2005, segment income was $1,031,951 as compared to a segment loss of $(5,001,178) for the nine months ended September 30, 2004. The segment income for the nine months ended September 30, 2005 was largely the result of the net unrealized gain on our embedded derivatives of $1,105,853 on our agreement with Lafayette. The loss for the nine months ended September 30, 2004 reflected a loss of approximately $(2,965,000) incurred on our annuity reinsurance agreement with Transamerica.
     Total revenue for our annuity segment declined 75% to $1,283,347 for the three months ended September 30, 2005, as compared with $5,026,576 for the three months ended September 30, 2004. Total revenue for our annuity segment declined 84% to $3,121,282 for the nine months ended September 30, 2005, as compared with $19,948,919 for the nine months ended September 30, 2004. This decline is due to the termination and recapture of our annuity reinsurance agreement with Transamerica in 2004 and was primarily caused by decreased investment income on our Funds withheld assets as a result of smaller asset base. Approximately $2.8 million and $11.5 million, respectively, of net investment income earned on our annuity segment for the three and nine months ended September 30, 2004 was related to our annuity reinsurance agreement with Transamerica. Approximately $1.0 million and $3.5 million, respectively, of surrender fee revenue was generated on account of our annuity reinsurance agreement with Transamerica for the three and nine months ended September 30, 2004.
     Policy benefits and expenses for the annuity segment declined 93% to $646,343 for the three months ended September 30, 2005, as compared with $9,781,795 for the three months ended September 30, 2004. These expenses declined 92% to $2,089,331 for the nine months ended September 30, 2005, as compared with $24,584,137 for the nine months ended September 30, 2004. The primary components of these expenses are interest credited to policyholders, payments for minimum interest guarantees, payments and reserve changes for minimum guarantees associated with variable annuity contracts and write downs and amortization of deferred acquisition costs. The decline in policy benefits and expenses is primarily due to the termination and recapture of our annuity reinsurance agreement with Transamerica as of December 1, 2004. Policy benefits and expenses included minimum interest guarantee payments on the Transamerica annuity reinsurance agreement of approximately $2,652,000 and $8,063,000, respectively, for the three and nine months ended September 30, 2004.
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

     Segment losses of $(2,042,491) and $(4,876,630), respectively, were incurred for the three and nine months ended September 30, 2005, as compared with losses of $(943,944) and $(7,202,915), respectively, for the three and nine months ended September 30, 2004. The decrease in segment loss for the nine months ended September 30, 2005 reflects the accrual of $5,000,000 for the settlement of the purported shareholder class action lawsuit in June 2004. Revenues increased by 22% to $662,847 for the three months ended September 30, 2005, as compared with $545,081 for the three month period ended September 30, 2004, and declined by 14% to $ $2,148,150 for the nine months ended September 30, 2005, as compared with $2,499,233 for the nine months ended September 30, 2004. This decrease in segment revenues for the nine months ended September 30, 2005 was primarily the result of lower investment income earned on general account assets as a result of the reduced level of invested assets.
     Segment benefits and expenses increased to $2,705,338 for the three months ended September 30, 2005, as compared with $1,489,025 for the three months ended September 30, 2004. This increase was primarily due to a $740,000 severance accrual for the Company’s former CEO as well as a $200,000 settlement accrual for the dispute with a former employee of the Company in the third quarter of 2005. Segment benefits and expenses decreased to $7,024,780 for the nine months ended September 30, 2005, as compared with $9,702,148 for the nine months ended September 30, 2004. This decrease partially reflects the $5,000,000 accrual for the anticipated settlement of the purported shareholder class action lawsuit in June 2004.
Financial Condition
Investments
     At September 30, 2005 and December 31, 2004, a large portion of our invested assets, including cash and cash equivalents, were posted as collateral to secure our obligations under reinsurance agreements and letter of credit facilities or were required to maintain the statutory capital and surplus requirements of our U.S. operating subsidiary. At September 30, 2005, our invested assets, including cash and cash equivalents, had an aggregate fair value of $92,899,685, as compared with an aggregate fair value of $138,428,894 at December 31, 2004. The decline in our invested assets during the first nine months of 2005 was primarily due to the payment to Transamerica of $18,500,000 as consideration for the novations of our agreements with Scottish Life and F&G to Transamerica, $14,000,000 for the termination and recapture of our annuity reinsurance agreement with Transamerica and approximately $7,100,000 for amounts due to Transamerica through November 30, 2004. On January 10, 2005, we paid $2,500,000 in connection with the settlement of a class action shareholder lawsuit that had been brought against us and certain of our present and former officers and directors. At September 30, 2005, gross unrealized losses totaled $(305,655), as compared to gross unrealized gains of $1,266,517 at December 31, 2004. At September 30, 2005 and December 31, 2004, the weighted average duration of the fixed income securities included in our invested assets was 2.8 and 2.9 years, respectively, and the weighted average investment quality rating was “AA” at the end of each period.
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
     Prudential Investment Corporation (“Prudential”) serves as our advisor for our general account investment portfolio. Our management agreement with Prudential may be terminated by either party with 45 days notice. On September 14, 2005, Prudential provided us with the requisite written notice that it would be terminating our investment management agreement as of November 15, 2005. Our Board of Directors is currently reviewing the options available to replace Prudential.
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
     At both September 30, 2005 and at December 31, 2004, there was one below investment-grade security held in the portfolio. The market value of non-rated securities held at September 30, 2005 was approximately $812,000. The fair value of such investments varies depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer. As noted above, our investment guidelines require our overall fixed income portfolio to maintain a minimum weighted average credit quality of “A” and limit the amount of our investments in fixed income securities that are non-rated or below investment grade at the time of purchase. We monitor the creditworthiness of the portfolio as a whole, and when the fair market value of a security declines for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its fair value. At September 30, 2005 and December 31, 2004, there were no impaired securities in our portfolio.
     At September 30, 2005, mortgage-backed securities represented approximately 3% of our invested assets, including cash and cash equivalents, as compared with approximately 7% at December 31, 2004. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage-backed securities include collateralized mortgage obligations (“CMO’s”) and mortgage-backed pass-through securities. Mortgage backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in agency mortgage backed securities. Our mortgage backed securities portfolio had a weighted average investment quality rating of “AAA” at both September 30, 2005 and December 31, 2004.
     At September 30, 2005, approximately 65% of our mortgage-backed investment portfolio consisted of securities with planned repayment schedules, as compared with 17% at December 31, 2004. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches of the CMO.

     The following table summarizes our investment results (excluding investment income on assets held and managed by our ceding companies or others on their behalf) for the periods indicated:
Investment Results

	Nine months Ended September 30,		Twelve Months Ended December 31,
	2005	2004	2004	2003	2002
	(Dollars in thousands)
Total invested assets, including cash and equivalents (1)	$92,900	$140,221	$138,429	$197,881	$306,346
Investment income, net of related expenses	$2,868	$4,145	$5,335	$5,924	$25,931
Effective annualized yield rate (2)	3.57%	3.53%	3.51%	2.53%	5.28%
Realized investment gains	$501	$456	$440	$6,407	$19,749

(1)	Fair value at end of the indicated period.

(2)	The effective yield rate equals (i) net investment income divided by (ii) the average of total adjusted invested assets (fixed maturities at amortized cost, including assets on deposit with reinsurers) at the end of each calendar quarter included in the indicated period.
     Funds Withheld at Interest
     As of September 30, 2005, our ceding companies had approximately $51.0 million in assets that were held and managed by them under our modified coinsurance and coinsurance funds withheld arrangements. Approximately $45.7 million of the funds withheld at interest relates to our modified coinsurance annuity reinsurance agreement with Lafayette, with the remaining $5.2 million related to a coinsurance funds withheld life reinsurance agreement.
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
     The average yield rate earned on the invested premiums funding our annuity obligations to Lafayette was approximately 4.67% and 4.87%, respectively, for the three and nine months ended September 30, 2005 and approximately 4.94% and 4.98%, respectively, for the three and nine months ended September 30, 2004. For purposes of calculating the average yield rate earned on assets held and managed by our ceding companies, we include our share of the investment income and net realized capital gains and losses as reported to us through our settlements with our ceding companies.
     The performance of the assets held and managed by our ceding companies depends to a great extent on the ability of the ceding company and its investment managers to make appropriate investments consistent with their investment guidelines. If these assets do not achieve investment returns sufficient to meet our obligations on the underlying policies, we could experience unexpected losses.
Lafayette Annuity Reinsurance Agreement
     Approximately $45.7 million, or 90%, of our funds withheld at interest receivable, approximately $50.7 million, or 100%, of our interest sensitive contracts liability, and approximately $2.6 million, or 46%, of the deferred acquisition costs on our balance sheet as of September 30, 2005 related to our annuity reinsurance agreement with Lafayette. As a result of the termination and recapture of our annuity reinsurance agreement with Transamerica effective as of December 1, 2004, we expect that the assets and liabilities associated with the Lafayette agreement will represent a significant portion of our total assets and liabilities in future periods. The amount of deferred acquisition costs we record as an asset on our balance sheet related to our agreement with Lafayette is based on a series of assumptions related to the investment performance of the assets supporting our liabilities under the agreement, as well as future lapse rates for the underlying policies. These assumed lapse rates include assumptions regarding future full surrenders, partial withdrawals, annuitizations and policyholder deaths. While we believe our investment and lapse estimates to be reasonable, they are estimates of future events and we cannot assure you that they will prove to be accurate. If such assumptions turn out to be inaccurate, we could be required to write off additional deferred acquisition costs, which would have a significant adverse impact on our results of operations in future periods.
     The assets funding the policyholder obligations under our annuity reinsurance agreement with Lafayette have an average credit quality of “A-” and an average duration of 3.7 years. The average yield rates on the assets held and managed by Lafayette was approximately 5.1% as of September 30, 2005. At September 30, 2005, none of the assets were invested in below investment grade or non-rated securities. The premiums paid in connection with the underlying policies have been invested in investment grade bonds and mortgage backed securities.
     According to information provided by Lafayette, at September 30, 2005, the assets funding the policyholder obligations under our annuity reinsurance agreement were comprised of the following:

			% of Total
Type of Security	Book Value(1)	Market Value	Market Value
Investment grade US corporate bonds	$39,605,135	$40,603,096	78.6%
Mortgage-backed securities	5,527,012	5,978,893	11.6%
Government bonds	5,114,039	5,084,687	9.8%

Total invested assets	$50,246,186	$51,666,676	100.0%

Accrued investment income		762,281

Total market value, including accrued investment income		$52,428,957

(1)	Book values are statutory book values reported to us by Lafayette for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with Lafayette. We believe this presents a better understanding of potential future returns and cash flows under the agreement.
     According to information provided by Lafayette, at September 30, 2005, the credit ratings of the assets (excluding accrued investment income) funding the policyholder obligations under our annuity reinsurance agreement were approximately as follows:

			% of Total
Ratings(1)	Book Value(2)	Market Value	Market Value
AAA	$5,822,578	$5,771,383	11.2%
AA	3,265,558	3,342,010	6.5%
A	14,259,514	14,695,695	28.4%
BBB	26,898,536	27,857,588	53.9%

Total invested assets	$50,246,186	$51,666,676	100.0%

Accrued investment income		762,281

Total market value, including accrued investment income		$52,428,957

(1)	As assigned by Standard & Poor’s, or, if unrated by Standard & Poor’s, based on an equivalent rating assigned by the National Association of Insurance Commissioners.

(2)	Book values are statutory book values reported to us by Lafayette for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with Lafayette. We believe this presents a better understanding of potential future returns and cash flows under the agreement.
     According to information provided by Lafayette, at September 30, 2005, the maturity distribution of the assets funding the policyholder obligations under our annuity reinsurance agreement was as follows:

			% of Total
Maturity	Book Value(1)	Market Value	Book Value
Within one year	$5,284,689	$5,309,945	10.3%
From one to five years	22,356,515	23,173,587	44.9%
From six to ten years	19,389,936	19,693,693	38.1%
More than ten years	3,215,046	3,489,451	6.7%

Total all years	$50,246,186	$51,666,676	100.0%

(1)	Book values are those statutory book values reported to us by Lafayette for the underlying investments and represent the value of our Funds withheld at interest receivable. We present statutory book values in the above table because that is the basis upon which we settle with Lafayette. We believe this presents a better understanding of potential future returns and cash flows under the agreement.
Liquidity and Capital Resources
     Our liquidity and capital resources are a measure of our overall financial strength and our ability to generate cash flows from our operations to meet our operating needs. Our principal sources of funds are premiums received, net investment income, proceeds from investments called, redeemed or sold and cash and short-term investments. Our principal obligations and uses of the funds are to post collateral for the statutory reserves ceded to us by U.S. based insurers and reinsurers, the payment of policy benefits, acquisition and operating expenses and the purchase of investments.
     Under the terms of our reinsurance agreements, we are required to provide letters of credit or fund trust accounts with liquid assets to satisfy the collateral requirements of our ceding companies. At September 30, 2005 and December 31, 2004, letters of credit totaling $9,800,000 and $35,100,000, respectively, had been issued in the ordinary course of our business by our bankers in favor of certain ceding insurance companies (including our U.S. operating subsidiary) to provide security and meet regulatory requirements. At September 30, 2005 and December 31, 2004, cash and investments of approximately $14,000,000 and $41,300,000, respectively, were pledged as collateral for letters of credit. At September 30, 2005 and December 31, 2004, cash and investments of nil and approximately $28,900,000, respectively, were held in trust for the benefit of certain of our ceding insurance companies to provide security and to meet regulatory requirements. At September 30, 2005, we had satisfied the collateral requirements of all of our ceding companies.
     We have two reinsurance operating subsidiaries, one of which is based in and operates out of Bermuda, and the other of which is based in and operates out of the United States. Our Bermuda operating subsidiary reinsures a large portion of the reinsurance business written by our U.S. operating subsidiary. The primary purpose of this reinsurance is to provide reinsurance capacity to our U.S. operating subsidiary so that it can compete in its market place. Our Bermuda operating subsidiary also has made capital infusions into the U.S. operating subsidiary to allow the U.S. Company to maintain targeted statutory surplus levels and to provide cash and securities as collateral for the reinsurance cessions the U.S. operating subsidiary makes to the Bermuda operating company. At September 30, 2005, approximately $50,000,000 of our cash and cash equivalents and fixed income securities were held by the U.S. operating subsidiary and were not available to us or our Bermuda operating subsidiary to fund our liquidity or collateral needs.
     In connection with the novations of the life reinsurance agreements, approximately $28,900,000 of collateral held in a trust established with respect to our life reinsurance agreement with Scottish Re was transferred to Transamerica. In addition, $23,800,000 of letters of credit we posted on behalf of our life reinsurance agreement with F&G was cancelled and the collateral securing those letters of credit was released to us. Approximately $39,600,000 was paid to Transamerica in connection with the novation and recapture transactions from this collateral, including $18,500,000 as consideration for the novations, a $14,000,000 termination premium and approximately $7,100,000 for amounts due to Transamerica as of December 1, 2004. Following those payments, approximately $13,100,000 of cash and securities previously posted as collateral was released to us. On March 30, 2005, we received a demand letter from Transamerica stating that $7,000,000 was owed to Transamerica as an adjustment to the F&G policy benefit reserves. On June 14, 2005, we received an additional letter from Transamerica revising its original demand to $6,000,000. Because we had been unable to resolve this issue through continued discussions with Transamerica, we sought resolution of the dispute by a neutral actuary pursuant to a provision of the Novation Agreement. We had agreed with Transamerica upon a neutral actuary and were in discussions regarding the scope of the issue to be submitted to the neutral actuary when, on October 3, 2005, Transamerica delivered a demand for arbitration in connection with this dispute. In that demand, Transamerica alleged that we materially misrepresented the true economic nature of the reinsurance agreements that we novated to it, or, in the alternative, that there was a mutual mistake as to the true economic nature of those reinsurance agreements. Transamerica is now seeking to rescind the Novation Agreement or recover such interest and damages as the arbitration panel deems appropriate for the alleged misrepresentations and breaches of representations and warranties. We believe Transamerica’s position is without merit and intend to defend ourselves vigorously in arbitration.

     Although our liquidity position has improved following the novation and recapture transactions we completed with Transamerica, a large portion of our cash and investments is held by our U.S. operating subsidiary or is posted as collateral under our remaining life reinsurance agreements and is unavailable to fund our operations or those of our Bermuda operating subsidiary.
     At September 30, 2005, our total capitalization, which consisted entirely of equity, was $60,052,923. During 2001, our Board of Directors approved a share repurchase program of up to an aggregate of $25,000,000 of our common shares from time to time in the future if market conditions so dictate. As of September 30, 2005, no shares had been repurchased under this program.
     On September 14, 2005, we entered into and completed a purchase agreement with Overseas Partners, Ltd. This agreement provided for our purchase from Overseas Partners, Ltd. of 1,773,050 of our common shares and Class B warrants to acquire an additional 133,396 common shares for a total cash purchase price of $1,453,901. Following the acquisition, we cancelled these shares and warrants.
     For the nine months ended September 30, 2005, we utilized $42,478,631 of our cash and equivalents to fund operating activities, as compared with using cash and equivalents of $56,511,221 from our operating activities for the nine months ended September 30, 2004. The utilization of our cash and equivalents during the first nine months of 2005 primarily reflects the $18,500,000 payment as consideration for the novations of our agreements with Scottish Life and F&G to Transamerica, the $14,000,000 premium paid to Transamerica for the termination and recapture of our annuity reinsurance agreement and approximately $7,100,000 for amounts due to Transamerica for monthly settlements under our annuity reinsurance agreement through November 30, 2004. Also, on January 10, 2005, we paid $2,500,000 in connection with the settlement of a class action shareholder lawsuit that had been brought against us and certain of our present and former officers and directors.
     We have no material commitments for capital expenditures as of September 30, 2005. We continue to receive premiums and pay claims under our remaining reinsurance treaties; however, we are not currently underwriting any new treaties or accepting any new business from our existing treaties. Because we will continue to have residual commitments and contingencies following the consummation of the transactions contemplated by the Master Agreement, we do not expect to be able immediately to wind-down or dissolve our company or its subsidiaries. We intend to continue to explore strategic alternatives to attempt to maximize our economic value for shareholders, including a merger of our company into another entity, the sale of one or both of our operating subsidiaries or other comparable transactions. In addition, we may consider cash distributions to shareholders, stock buybacks or similar transactions, to the extent our financial condition allows us to do so and we are not constrained by insurance regulatory or other laws or by our obligations under the Master Agreement.
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
Forward-Looking and Cautionary Statements
     This report, together with other statements and information we may provide, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for future operations and financing needs or plans, as well as assumptions relating to the foregoing. The words “expect,” “project,” “estimate,” “predict,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements include these expressions. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Factors that could materially and adversely affect our operations and financial condition and/or cause our actual results of operations or financial condition to differ from those expressed or implied in our forward-looking statements include, but are not necessarily limited to, our ability to consummate the pending transactions with Wilton described in this report, our ability to meet the obligations associated with our current business and to fund our continuing operations; the loss of a key executive; our ability to pursue strategic alternatives on favorable terms; the outcome of pending legal proceedings involving us; the ability of our ceding companies to manage successfully assets they hold on our behalf; our success in managing our investments; changes in mortality, morbidity and claims experience; our ability to make accurate estimates and assumptions regarding future mortality, persistency, lapses, expenses and investment performance based upon historical results and information provided to us by our ceding companies; changes in market conditions, including changes in interest rate levels; the competitive environment; the impact of recent and possible future terrorist attacks and the U.S. government’s response thereto; regulatory changes (such as changes in U.S. tax law and insurance regulation that directly affect the competitive environment for our products); and a prolonged economic downturn. Investors are also directed to consider the risks and uncertainties discussed in other documents we have filed with the Securities and Exchange Commission, and in particular, our Annual Report on Form 10-K for the year ended December 31, 2004. We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf.

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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), have concluded that the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2005.
Changes in internal control over financial reporting
     There were no changes to the Company’s system of internal control during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Please refer to “Item 9a. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2004.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     On October 8, 2003, we were served with a statutory demand for $640,000 from Imagine Group Holdings Limited (“Imagine”), a Bermuda based reinsurance company, which was subsequently withdrawn. Imagine has since instituted a civil proceeding in the Bermuda Supreme Court against us, alleging that we are obligated to reimburse it for $640,000 of expenses incurred by Imagine in connection with a proposed December 2002 capital raising transaction that was not consummated. On March 11, 2004, we filed an amended defense with the court to which Imagine responded on April 26, 2004. On October 26, 2005, we reached an agreement in principle with Imagine to settle this dispute for a payment of $425,000 which we paid into escrow on November 7, 2005.
     On April 15, 2005, we were served with a Writ of Summons from the Bermuda Supreme Court, whereby Rodney Cordle, a former employee of the Company, alleged that we failed to pay a monthly housing allowance to him in accordance with the terms of his employment agreement. Mr. Cordle was seeking $287,403 plus damages, interest and costs. On October 25, 2005, the dispute was settled and we paid Mr. Cordle a settlement amount of $181,866 plus $18,134 for legal costs.
     On March 30, 2005, we received a demand letter from Transamerica stating that $7.0 million was owed to Transamerica as an adjustment to the F&G policy benefit reserves. On June 14, 2005, we received an additional letter from Transamerica revising its original demand to $6.0 million. Because we had been unable to resolve this issue through continued discussions with Transamerica, we sought resolution of the dispute by a neutral actuary pursuant to a provision of the Novation Agreement. We had agreed with Transamerica upon a neutral actuary and were in discussions regarding the scope of the issue to be submitted to the neutral actuary when, on October 3, 2005, Transamerica delivered a demand for arbitration in connection with this dispute. In that demand, Transamerica alleged that we materially misrepresented the true economic nature of the reinsurance agreements that we novated to it, or, in the alternative, that there was a mutual mistake as to the true economic nature of those reinsurance agreements. Transamerica is now seeking to rescind the agreement providing for the novation of the reinsurance agreements, or, in the alternative, such interest and damages as the arbitration panel deems appropriate for the alleged misrepresentations and breaches of representations and warranties. We believe Transamerica’s position is without merit and intend to defend ourselves vigorously in arbitration.
     There are no other material arbitration or other legal proceedings currently in process in which we are involved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes our equity security repurchases during the three months ended September 30, 2005:

			Total Number of	Approximate Dollar
	Total		Share Purchased	Value of Shares that
	Number of	Average	as part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the
Period	Purchased	per Share	or Programs	Plans or Programs (1)
July 1 – July 31, 2005	—	—	—	$25,000,000
August 1 – August 31, 2005	—	—	—	$25,000,000
September 1 – September 30, 2005	1,773,050 (2)	$0.82	—	$25,000,000

Total	1,773,050 (2)	$0.82	—	$25,000,000

(1)	During 2001, the Company’s Board of Directors approved a share repurchase program to allow the Company to repurchase up to an aggregate $25,000,000 of its common shares in the future if market conditions so dictate. As of September 30, 2005, no shares had been repurchased under the program.

(2)	On September 14, 2005, the Company entered into a Purchase Agreement (the “Agreement”) with Overseas Partners, Ltd. (“Overseas Partners”). The Agreement provided for the purchase by the Company from Overseas Partners of 1,773,050 common shares of the Company (the “Shares”) and Class B warrants to purchase an additional 133,396 common shares of the Company (the “Warrants”) for a total cash purchase price of $1,453,901. The Company completed the acquisition of the Shares and Warrants pursuant to the terms of the Agreement on September 14, 2005. The Shares represented approximately 6.74% of the Company’s outstanding common shares, and the Warrants had an exercise price of $14.06 per share. Following the acquisition, the Shares and the Warrants were cancelled by the Company.

Item 6. Exhibits

10.1	Master Agreement dated as of August 10, 2005 by and between Prudential Select Life Insurance Company of America, Wilton Reinsurance Bermuda Limited, Annuity and Life Reassurance America, Inc. and Annuity and Life Reassurance, Ltd.

10.2	Purchase Agreement dated as of September 14, 2005 by and between Annuity and Life Re (Holdings), Ltd. and Overseas Partners, Ltd. (incorporated by reference to the issuer’s Current Report on Form 8-K dated September 14, 2005, as filed with the Commission on September 15, 2005).

10.3	Separation of Employment Agreement and General Release, dated September 23, 2005, by and among Annuity and Life Re (Holdings), Ltd., Annuity and Life Reassurance, Ltd., and John F. Burke (incorporated by reference to the issuer’s Current Report on Form 8-K dated September 23, 2005, as filed with the Commission on September 26, 2005).

10.4	Employment Letter, dated October 19, 2005, by and among Annuity and Life Re (Holdings), Ltd. and William H. Mawdsley (incorporated by reference to the issuer’s Current Report on Form 8-K dated October 19, 2005, as filed with the Commission on October 20, 2005).

10.5	Employment Letter, dated October 19, 2005, by and among Annuity and Life Re (Holdings), Ltd. and John W. Lockwood. (incorporated by reference to the issuer’s Current Report on Form 8-K dated October 19, 2005, as filed with the Commission on October 20, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.

ANNUITY AND LIFE RE (HOLDINGS), LTD.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNUITY AND LIFE RE (HOLDINGS), LTD.
/s/ William H. Mawdsley
	Name:	William H. Mawdsley
Date: November 9, 2005	Title:	Chief Executive Officer

/s/ John W. Lockwood
	Name:	John W. Lockwood
Date: November 9, 2005	Title:	Chief Financial Officer

Exhibit Index

10.1	Master Agreement dated as of August 10, 2005 by and between Prudential Select Life Insurance Company of America, Wilton Reinsurance Bermuda Limited, Annuity and Life Reassurance America, Inc. and Annuity and Life Reassurance, Ltd.

10.2	Purchase Agreement dated as of September 14, 2005 by and between Annuity and Life Re (Holdings), Ltd. and Overseas Partners, Ltd. (incorporated by reference to the issuer’s Current Report on Form 8-K dated September 14, 2005, as filed with the Commission on September 15, 2005).

10.3	Separation of Employment Agreement and General Release, dated September 23, 2005, by and among Annuity and Life Re (Holdings), Ltd., Annuity and Life Reassurance, Ltd., and John F. Burke (incorporated by reference to the issuer’s Current Report on Form 8-K dated September 23, 2005, as filed with the Commission on September 26, 2005).

10.4	Employment Letter, dated October 19, 2005, by and among Annuity and Life Re (Holdings), Ltd. and William H. Mawdsley (incorporated by reference to the issuer’s Current Report on Form 8-K dated October 19, 2005, as filed with the Commission on October 20, 2005).

10.5	Employment Letter, dated October 19, 2005, by and among Annuity and Life Re (Holdings), Ltd. and John W. Lockwood. (incorporated by reference to the issuer’s Current Report on Form 8-K dated October 19, 2005, as filed with the Commission on October 20, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.